Form 10-K405
period 1995-12-31
CBR BREWING CO INC
filed 1996-06-11
CIK 846012

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to _________________.

                       Commission File Number: 33-26617A

                           CBR BREWING COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

             Florida                                          65-0145422
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                         433 North Camden, Suite 1200
                        Beverly Hills, California 90210
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (310) 274-5172

             Securities Registered Under Section 12(b) of the Act:
                                     None

             Securities Registered Under Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1996, 5,000,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock were outstanding. The aggregate market value of the outstanding stock of the Registrant held by non-affiliates on March 15, 1996 was $0 as there was no trading market in the Company's Common Stock.

     Documents incorporated by reference:  None.

     The total number of sequential pages in this report is 126.

     The exhibit index is located on pages 45 through 48.

                                    PART I.


ITEM 1.   BUSINESS.

          CBR Brewing Company, Inc., a Florida corporation (the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), is the parent of High Worth Holdings, Ltd., a British Virgin Islands corporation ("Holdings"). Holdings, in turn, owns a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd., a Sino-foreign joint venture ("High Worth JV"), which, through its affiliates, is engaged in the production of beer in the People's Republic of China ("China" or the "PRC"). All of the beer currently sold by the Company is marketed under the Pabst Blue Ribbon label and is brewed under a sublicense agreement from Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon") which obtained its license from Pabst Brewing Company ("Pabst US").

DESCRIPTION OF BUSINESS
- -----------------------

          The Company is engaged in the business of brewing, distributing and marketing Pabst Blue Ribbon beer in China. The Company's subsidiaries and affiliates control all the production and sale of Pabst Blue Ribbon beer in China. Currently, the Company owns effective interests of 60% and 24% in the two facilities currently producing Pabst Blue Ribbon beer in China, both of which are managed by the Company. The Company is also responsible for the marketing and sale of all Pabst Blue Ribbon beer in China.

          China is currently ranked as the second largest beer producer in the world behind the United States. The management of the Company believes that Pabst Blue Ribbon beer is currently the leading foreign label sold in China, both in number of units sold and total sales. Pabst Blue Ribbon is considered a premium brand in China, along with such other labels as Tsingtao, Carlsberg, Miller, Budweiser, Coors and Heileman.

          The Company produces Pabst Blue Ribbon in China to avoid import tariffs that range as high as 120%. Currently, all production is centered in Zhaoqing City, which is approximately 100 miles from Hong Kong in the Guangdong Province of China. Pabst US provides quality control assistance and oversight to the Company on a regular basis. The Company markets Pabst Blue Ribbon in every province in China. The Company currently maintains offices in Beverly Hills, California, Hong Kong and Zhaoqing City.

The following is a diagrammatic description of the group structure.

                             [GRAPH APPEARS HERE]

          Holdings is a British Virgin Islands corporation and a wholly owned subsidiary of CBR Brewing Company, Inc. Holdings, in turn, owns a 60% interest in High Worth JV, a Sino-foreign joint venture. High Worth JV holds certain licensing rights for Pabst Blue Ribbon (See "PABST LICENSING ARRANGEMENTS AND TRADEMARKS"). In addition, High Worth JV owns 100% of Zhaoqing Brewery, a PRC company. Zhaoqing Brewery owns and operates a Pabst Blue Ribbon brewing complex (collectively referred to as the "Zhaoqing Brewery"). In addition, Zhaoqing Brewery owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble, Ltd. (the "Noble Brewery"), a Sino-foreign joint venture which owns a second Pabst Blue Ribbon brewing complex. The Noble Brewery is also managed by Zhaoqing Brewery. Zhaoqing Brewery also owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the "Marketing Company") which presently conducts the sales, advertising, and promotional efforts for all Pabst Blue Ribbon beer sales in China. The remaining interest in the Marketing Company is owned by

Guangdong Blue Ribbon.  See "MARKETING AND OPERATIONS - Summary of Operations"

PROPERTY AND PRODUCTION FACILITIES

The Zhaoqing Brewery
- --------------------

          The Zhaoqing Brewery is situated on a site containing approximately 968,751 square feet and is three miles from Zhaoqing City, Guangdong Province. The Zhaoqing Brewery occupies the site pursuant to a certificate of land use right issued by the local government. The certificate does not specify a period for the use of the land, but normally it does not exceed 70 years.

          The original facilities of the Zhaoqing Brewery were constructed between 1978 and 1980 with annual production capacity based on old brewing technology of approximately 50,000 metric tons or 425,000 barrels of beer.
Prior to 1995, the Zhaoqing Brewery had produced exclusively domestic brands under the names Zhaoqing beer, Dinghu beer and Xile beer. In the middle of 1994, with the assistance of Pabst US, the Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. In early 1995, the production of all domestic brands ceased, and the Zhaoqing Brewery is now only producing beer under the Pabst Blue Ribbon label. With the implementation of the new brewing technology and the purchase of additional equipment, the Zhaoqing Brewery reached an annual production capacity of 100,000 metric tons or 850,000 barrels by the end of 1995.

          Annually, the Zhaoqing Brewery shuts down portions of the facility for a short period of time to provide regular and scheduled maintenance. No major refurbishing, maintenance or replacement of equipment is currently anticipated. The Zhaoqing Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing.

Noble Brewery
- -------------

          The Noble Brewery is situated on a site containing approximately 1,453,000 square feet and is three miles from Zhaoqing City. The Noble Brewery has land use rights of 50 years ending in the year 2043.

          The Noble Brewery consists of the original facilities constructed between 1988 and 1990 by Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Zhaoqing"), the operator of the facilities prior to the establishment of the Noble Brewery. These facilities had an annual production capacity of approximately 80,000 metric tons or 680,000 barrels of beer per year. The second phase of brewing facilities which were completed in July 1994 has a production capacity of approximately 120,000 metric tons or 1,020,000 barrels of beer per year. Pabst US supplied the majority of the equipment in both the first and second phase of the brewing facilities, in addition to offering technical assistance in its installation and maintenance. The brewing equipment is in good condition and there is no specific limitation to its life span when properly maintained. On an annual basis, the Noble Brewery shuts down portions of the factory for a short period of time during low season, normally in December to provide regular and scheduled maintenance. The Noble Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing.

          The Noble Brewery conducted and completed trial production runs of beer for the second phase of brewing facilities in July 1994, and production of beer for commercial sale started with full quantities in late 1994.

MARKETING AND OPERATIONS

Summary of Operations
- ---------------------

          The Company's distribution and marketing operations are being conducted by the Marketing Company. The Marketing Company began purchasing the output of beer from the Noble Brewery in July 1995 and from the Zhaoqing Brewery in April 1995 and is responsible for the distribution thereof. The Marketing Company is also responsible for the promotion and advertising of Pabst Blue Ribbon beer in China.

Pabst Blue Ribbon Beer
- ----------------------

          Both the Noble Brewery and the Zhaoqing Brewery now exclusively produce Pabst Blue Ribbon Beer. There are two products in Pabst Blue Ribbon brand breweries' portfolio: 11-degree light processed beer and draught beer. The 11-degree light processed beer is packaged in 640 ml. and 355 ml bottles and 355 ml. cans and is the breweries' primary product. The draught beer is sold only in kegs.

          In early 1996, the Zhaoqing Brewery introduced a new package for Blue Ribbon beer in a 946 ml. glass bottle.

          Sales of the 11-degree processed beer in 640 and 355 ml. bottles and 355 ml. cans accounted for approximately 63.4%, 2.9% and 31%, respectively, of the sales volume of the Noble Brewery in 1994, while the respective percentage to sales volume of the Company in 1995 was 68.1%, 4.5% and 24.8%.

          Pabst Blue Ribbon beer is marketed and sold as a premium beer in higher-priced establishments such as restaurants, bars, alcohol and tobacco companies and retail stores, primarily in urban centers all over China. Management anticipates that the breweries will continue to expand the distribution of these products in new China markets, subject to the limitations of the transportation network and the ability of the breweries to produce adequate quantities of Pabst Blue Ribbon beer to meet demand in these markets.

          The specifications and characteristics of the beers produced by the breweries are set out below:

TYPE OF BEER                        PACKAGE               GENERAL DESCRIPTION
- ----------------------------   ------------------   ---------------------------
11-degree light processed      Can (355 ml.)        11-degree malt content,
 beer                          Bottle (946 ml.,     alcohol content 3.3% (w/w)
                               640 ml. & 355 ml.)


Draught beer                   Keg (30 liter)       11-degree malt content,
                                                    alcohol content 3.4% (w/w)

(1) w/w refers to weight by weight (i.e., measurement of alcoholic content of beer by weight of beer).

       Brand Performance: The 11-degree light processed beer is the biggest
       -----------------
selling beer in the Company's Pabst Blue Ribbon beer portfolio, accounting for approximately 97.3% of the Noble Brewery's output in 1994 and 97.4% of the Company's output in 1995.

       The 11-degree light processed beer is a beverage that offers Chinese consumers an attractive alternative to their traditional malt-based beverage. [Sales of this product were expanded to 32 provinces and cities in China in 1994.]

       Sales:  The Company's highest volume sales for Pabst Blue Ribbon beer
       -----
have been in the provinces of Guangdong, Fujian and Zhejiang. The Company utilizes a network of non-exclusive regional distributors whose field sales force maintains customer contact and satisfaction. Sales of Blue Ribbon beer were 187,662 metric tons or approximately 1,595,127 barrels in 1995, a 56% increase over 1994.

Domestic Brand Name Beer
- ------------------------

       Prior to the end of 1994, the Zhaoqing Brewery produced beer exclusively under domestic brand names, namely Zhaoqing beer, Dinghu beer and Xile beer, all of which were non-premium beers which targeted the low-middle range customers. Sales of domestic brand beer were approximately 33,000 metric tons or 280,500 barrels in 1994, almost the same as in 1993. Production of these local brand beers was completely discontinued in March, 1995 when the Zhaoqing Brewery commenced producing exclusively Pabst Blue Ribbon beer.

       The Pabst Blue Ribbon beer is targeted to the premium beer market in China while the domestic brand beer previously produced by the Zhaoqing Brewery was non-premium.

       The following table demonstrates the 1995 sales and volume of beer sold by the Noble Brewery (which were exclusively Pabst Blue Ribbon Beer) and that of the Zhaoqing Brewery. During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer throughout China. The Marketing Company also sells mineral water and non-carbonated soft drinks produced by Guangdong Blue Ribbon under the Blue Ribbon brand name. The Zhaoqing Brewery owns a 70% interest and Guangdong Blue Ribbon owns a 30% interest in the Marketing Company. The Zhaoqing Brewery and the Noble Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1995 and July 1995, respectively. Accordingly, such sales by each brewery are also reflected as sales by the Marketing Company in 1995.

                                   Net                  Net Sales
                                  Sales    Volume Sold   per Ton
                                 -------   -----------  ---------
                                 Rmb'000   metric tons   Rmb'000
  Noble Brewery                  681,724       161,200       4.2

  Zhaoqing Brewery

       Local Brands               27,735        11,388       2.4

       Pabst Blue Ribbon         149,664        34,320       4.4

  Marketing Company

       Blue Ribbon Beer          486,212        95,627       5.1

       Non-alcoholic drinks       62,286        26,300       2.4

Seasonality
- -----------

       The beer industry in China is seasonal. The Company's sales are usually at their lowest in the months of October and November and highest in the months of March through September.

LOCATION
- --------

       The breweries are located adjacent to each other in the City of Zhaoqing. The municipality of Zhaoqing is one of the major municipal areas of Guangdong Province. It is strategically located at the lower and middle reaches of the Zijiang River, 62 miles from

Guangzhou, the provincial capital, by road and 142 sea miles from Hong Kong by water. The area enjoys a mild, sunny climate with adequate amount of rainfall. The climate and soil conditions provide an important base of agriculture and forestry for Guangdong Province.

       The Guangdong Province is the fifth most populous province in China with a population of approximately 65,000,000, of whom over 7,000,000 are located in the metropolitan Guangzhou area. The Municipality of Zhaoqing covers a total area of 8,500 square miles and has a population of approximately 5,700,000. The metropolitan City of Zhaoqing has an population of approximately 400,000 and covers an area of 254 square miles. Zhaoqing enjoys a well-developed infrastructure, including transportation facilities, reliable power, communication and service infrastructure. The area contains extensive agricultural activity and a large population base. Due to the quality of the local infrastructure, Company management believes that the breweries are ideally positioned to compete within the fast growing beer industry in China.

QUALITY CONTROL
- ---------------

       Rigorously applied quality control is critical to ensure a consistently high quality standard for the products produced by the breweries. In 1990, quality control experts were sent by Pabst US to Zhaoqing to teach brewery personnel appropriate inspection, quality control measures and production procedures. In addition, Pabst US experts trained the brewery's personnel in the specific brewing techniques required in order to meet the standards set by Pabst US. An engineer from Pabst US has been staying in Zhaoqing to test random production samples and perform quality control on a continuing basis. In addition, the breweries send samples of their beer on a monthly basis to Pabst US in the United States for content examination and testing to ensure that quality standards are adhered to on a consistent basis. Pabst US participated in the conversion of the brewery facilities of the Zhaoqing Brewery to Pabst Blue Ribbon and provided technical assistance and training.

RAW MATERIALS
- -------------

       The breweries use all-natural ingredients in their brewing process. The primary raw materials utilized are mainly malt, husked rice, hops and water. The aggregate cost of the primary raw materials represents approximately 23% of the direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 76% of the domestic brand beers. Cost of packaging represents approximately 73% of the total direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 12% of the domestic brand beers.

       Malt: Virtually all of the malt utilized for producing Pabst Blue Ribbon
       -----
beer is purchased from regional malt manufacturers, primarily Guangzhou Malting Company. Guangzhou Malting Company imports the barley used in producing the malt from suppliers in Australia, Canada and Europe. Malt for domestic brand beer was sourced from other domestic suppliers. The cost of malt represented approximately 43% of the primary raw material cost in the direct cost of production, separate from depreciation and packaging, of Pabst Blue Ribbon beer and 41% for the domestic brand beers.

       Husked Rice: Husked rice is grown on irrigated farmland under contractual
       ------------
agreements with a variety of local farmers in the Zhaoqing region. Given the extensive agricultural activity in the region, management believes that there is an abundant and reliable supply of rice to meet ongoing production needs. The cost of husked rice represents approximately 13% of the primary raw material cost in the direct cost of production, separate from depreciation and packaging, of Pabst Blue Ribbon beer and 13% of the domestic brand beers.

       Hops: The hops utilized for producing Pabst Blue Ribbon beer are acquired
       -----
primarily from one supplier in the United States and through a local importer. Hops for producing domestic brand beers were sourced from domestic suppliers. The cost of hops represents approximately 3% of the primary raw material cost in the direct cost of production, separate from depreciation and packaging, of Pabst Blue Ribbon beer and 4% of the domestic brand beers.

       Water: The breweries utilize naturally filtered water from deep
       ------
underground wells adjacent to the brewery facilities that tap the Beriling Shan water source. The pristine water quality and composition were primary factors in choosing this particular water source. Specifically, the Beriling Shan water source contains a relatively low mineral content making it very suitable for brewing the breweries' particular beers, The breweries intensively monitor the quality of the water used in the brewing processes for compliance with the Company's own stringent quality standards. The breweries have recently expanded their water system to ensure an adequate supply so as to meet all of the breweries' present requirements. However, the breweries continue to add water reservoir capacity to provide for long-term strategic growth plans and to sustain brewing operations in the event of a prolonged drought.

CONTAINERS
- ----------

       The Company now uses five types of containers for its beer: 946 ml. bottles, 640 ml. bottles, 355 ml. bottles, 355 ml. aluminum cans and , for its draught beer, beer kegs. In 1995, approximately 24.8% of the Company's products were packaged in aluminum cans and 72.8% were packaged in glass bottles. The remainder of the malt beverages sold in 1995 representing 2.4% of production was packaged in stainless steel kegs. In 1995, the Zhaoqing Brewery's domestic brand beers were primarily packaged in 640 ml. bottles. The cost of aluminum and glass containers represents the single largest cost element in the production and packaging of the breweries' beer.

       To date, all of the beer bottles required by the Company have been supplied by four regional glass manufacturers. Currently, there is not a recycling program in place and the Company uses only new bottles and cans in bottling its beer. The primary supplier of glass bottles to the Company is Guangdong Glass Factory in Guangzhou, with the balance of the bottle requirements being sourced from Zhaoqing Glass Factory. Shenzhen Hua Jing Glass Ltd. and Zhanjiang Glass Factory which is located in an adjacent province. In addition, a variety of other bottle manufacturers are located in the Guangdong Province and neighboring provinces. These suppliers represent an easily available alternative source of supply of bottles in addition to the breweries' major suppliers listed above. In 1994, the Zhaoqing Brewery maintained a bottle recycling program when it was producing local brand beer, and, therefore, the containers represented a much smaller proportion of the overall cost. Following the conversion of the facilities for the exclusive production of Pabst Blue Ribbon beer, the Zhaoqing Brewery ceased its recycling program. Accordingly, the container cost for the Zhaoqing Brewery was substantially similar to that of the Noble Brewery.

       American National Can (Zhaoqing) Company Limited ("American National Can") supplies approximately 90% of the aluminum cans used by the breweries. American National Can utilizes an automatic easy-open production line from Italy and current annual output is 185 million cans. Plans are currently underway to increase annual output to 240 million cans. The company produces cans of high quality that meet the ISO standard. The manufacturing facility for American National Can is located within the same industrial complex as the breweries. American National Can supplies cans pursuant to supply contracts with each of the breweries which have no fixed expiration date. American National Can has agreed to meet the breweries' can supply requirements at a pre-negotiated price.

TRANSPORTATION/DISTRIBUTION
- ---------------------------

       In view of the single location of the breweries and the wide geographic market in China, the Company is constantly reviewing the methods of distributing its malt beverages. In this regard, management is currently evaluating both new brewery development and acquisitions in Northern China. This would assist additional distribution in the Northern region by facilitating deliveries and reducing overall costs to the customer.

       Transportation: During 1995, 35% of the Company's products sold were
       ---------------
shipped by insulated rail tank cars from Zhaoqing to distributors throughout the Guangdong Province. The railcars assigned to the breweries by the shipping railroads are specially built and insulated to maintain temperature control en route.

       The remaining 65% of the Company's volume is shipped by truck (40%) and boat (25%) directly to distributors. Transportation vehicles are insulated to keep malt beverage products at proper temperatures until they are delivered to distributor locations.

       Domestic brand beers made by the Zhaoqing Brewery were primarily transported by trucks and shipped within the regional markets.

       Distribution: For Pabst Blue Ribbon beer, delivery to retail markets in
       -------------
Guangdong Province and the rest of China is accomplished through a network of non-exclusive regional distributors who, in turn, sell to tobacco and alcohol companies, bars, restaurants, and retail stores. The Marketing Company has over 400 distributors throughout China. Most distributors make a deposit (500,000 - 1,000,000 Rmb), which is set in correlation to the volume of their order flow. For such distributors, payment for individual orders is made via bank-to-bank settlement after the product is loaded for shipment. Other distributors pay in advance when an order is placed. As a matter of policy, each regional distributor works on a non-exclusive basis. The breweries typically appoint only one distributor (except for a large region in which more than one may be appointed) in each region to ensure that such distributor devotes adequate effort and resources to the development of a broad based retail distribution network for Pabst Blue Ribbon beer in that distributor's region. These distribution arrangements include the flexibility for the breweries to replace distributors, or reach different arrangements with existing distributors, if it is in their best interest. No single distributor accounted for more than approximately 5% of 1995 barrel sales.

       In order to ensure the highest product quality, the Company has one of the most advanced distributor monitoring programs for the beer industry in China. This program is designed to ensure that guidelines for proper refrigeration and rotation of the Group's malt beverage products at both the wholesale and retail levels are followed. Distributors are responsible for maintaining proper rotation of the products at retail accounts and are required to replace the Group's malt beverage products at their own expense if sales to consumers have not occurred within the prescribed time period.

       In 1995, approximately US$7.8 million was allocated to promotional advertising for Pabst Blue Ribbon beer. Advertising media include television, radio, billboards, magazines, and newspapers. In addition, the breweries provide their distributors with promotional gift items and sales incentive bonuses. Pabst Blue Ribbon has also been featured in beer festivals organized by the National Beer Industry Cooperative District Organizations in major, highly populated urban centers such as Beijing, Shanghai and Guangzhou.

MARKETS AND COMPETITION
- -----------------------

       In general, the demand for Pabst Blue Ribbon beer in the Chinese market far exceeds supply and thus production capacity is the single most important factor in determining the sales volume.

       There is a considerable difference in the prices at which local or regional beer is sold in China as compared to the price of foreign or premium brands such as Pabst Blue Ribbon beer or the San Miguel, Foster's or Carlsberg brands. On average, a 640 ml. bottle of local beer would typically sell for 1-2 Rmb ($0.12 US to $0.24 US) compared to premium beers which sell for 4-6 Rmb ($0.47 US to $0.71 US).

       Markets: The beer market in China is experiencing tremendous growth in
       --------
rates of production and demand. However, the industry is largely fragmented and highly regionalized. A key reason for the fragmented market is the lack of an effective transportation system. China's system of highways is in an early stage of development and this, combined with heavy traffic, makes the distribution of beer over long distances very challenging. Other reasons are that local breweries are generally small in capacity and lack the financial resources and capability to launch a national distribution network and promotion program.

       Approximately 850 breweries exist in China, over 90% of which are small local breweries that produce non-premium beer for local or regional consumption. With rising consumer affluence, premium brands such as Pabst Blue Ribbon are gaining in market share. In addition, certain Chinese taxes based on volume rather than sales price favor the higher priced premium beer factories.

       Competition: Of the brands comprising the premium sector, Tsing Tao and
       ------------
Pabst are still the leaders. Tsing Tao is the largest brewer of beer in China and in 1995 produced approximately 349,413 metric tons or 2,970,011 barrels of beer. In addition, Tsing Tao plans to increase its production capacity to 500,000 metric tons. Tsing Tao is one of the best selling beers in China and the largest Chinese exported brand. It is sold in 32 countries and is China's number one exported beer to the U.S. However, the Company has been able to attract distributors from Tsing Tao due to the faster growth rate of Pabst Blue Ribbon beer as well as by offering higher margins. Other companies seeking market share in the China market include Carlsberg, Singha, San Miguel, Beck's Lowenbrau, Anheuser-Busch, Stroh's, Miller, Foster's, Coor's, and Heileman. Sales for most of these brands in China are substantially lower than sales of beer produced under the Pabst Blue Ribbon and Tsing Tao labels.

CAPITAL EXPANSION
- -----------------

       In 1994, the Company launched an expansion program to increase brewing capacity to fulfill projected volume requirements in the foreseeable future.
The Noble Brewery spent approximately US$26 million in 1994 to construct the 2nd phase brewing facilities, and US$0.6 million to perform routine maintenance in all plants and to make incremental capital upgrades to all production facilities. The Zhaoqing Brewery spent US$3.7 million in 1994 to convert the facilities to produce Pabst Blue Ribbon beer and US$0.2 million to perform routine maintenance. In order to expand the annual production capacity from 50,000 metric tons to 100,000 metric tons, the Zhaoqing Brewery commenced its expansion program in early 1995 and had completed all major equipment installation by the end of 1995. The total cost of this expansion program was budgeted at approximately US$15.4 million, of which US$10.2 million was expended in 1995 and US$5.2 million will be expended in 1996.

RESEARCH AND DEVELOPMENT
- ------------------------

       The Company is continually engaged in research and development programs and has developed various improvements in raw materials, processes and packaging systems and in the development of innovative, quality products.

       The Company's research and development expenditures are primarily devoted to new product development, its brewing process and ingredients, brewing equipment, improved manufacturing techniques for packaging supplies and environmental improvements in the Company's operational processes. The focus of these programs is to improve the quality and value of its malt beverage products while reducing costs through more efficient processing techniques, equipment design and improved varieties of raw materials.

ENERGY
- ------

       The breweries use both heavy oil and electricity as primary sources of energy. Heavy oil is used as the primary fuel in the breweries' steam generation system and is supplied from regional sources with which it has annual fixed price supply contracts.

       Electricity is supplied by the Zhaoqing City Electricity Bureau. Since the breweries are one of the larger employers in the region, the breweries are given priority in obtaining electricity. The breweries have not experienced any energy supply problems to date. As an alternative source of energy, the company also has fuel oil and propane available. The breweries do not anticipate future supply problems for these natural resources.

EMPLOYEES
- ---------

       There are approximately 1,531 employees employed by the Zhaoqing Brewery, the Noble Brewery and the Marketing Company categorized as follows:


                                            ZHAOQING   NOBLE     MARKETING
FUNCTION                            TOTAL   BREWERY    BREWERY   COMPANY
- --------                            -----   --------   -------   ---------
(1) Production                        816     365        451         --
(2) Engineering and Technology        111      24         87         --
     and Quality Control
(3) Management and                    174      61         95         18
     Administration
(4) Warehouse                         129      15         39         75
(5) Others                            301     100        110         91
                                    -----     ---        ---        ---
                                    1,531     565        782        184
                                    =====     ===        ===        ===

       In 1995, labor costs (including the cost of benefits) accounted for approximately 2.3% and 4.2% of the total costs of production for the Noble Brewery and Zhaoqing Brewery, respectively. The Company expects average wage rates of the employees to remain modest in the near future.

       Each full time employee is a member of a local trade union. Labor relations have remained positive and the breweries have not had any employee strikes or major labor disputes. Unlike trade unions in the western countries, trade unions in most parts of China are organizations mobilized by the Government and the enterprises' management.

PABST LICENSING ARRANGEMENTS AND TRADEMARKS

Pabst Trademarks in China
- -------------------------

       The arrangements regarding the use of Pabst trademarks in China were formalized in an agreement dated August 30, 1993 (the "License Agreement") between Pabst US and Pabst Zhaoqing which was wholly owned at that time by Zhaoqing Brewery (which in turn was owned by Guangdong Blue Ribbon). The License Agreement was for a period of fifteen years from November 7, 1988.
Under the terms of the License Agreement, Pabst Zhaoqing obtained the exclusive right to produce and market products under Pabst trademarks in China, the non-exclusive right to market such Pabst products in other Asian countries except Hong Kong, Macau, Japan and South Korea and the right to sublicense the use of the Pabst trademarks to any other enterprise in China subject to approval of Pabst US. Royalties are payable to Pabst US based on the volume (units) of beer produced and are payable quarterly.

       By a Transferring Agreement dated May 20, 1994 made between Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon, all right and duties of the License Agreement were assigned and transferred from Pabst Zhaoqing to Guangdong Blue Ribbon. Guangdong Blue Ribbon agreed to fulfill the obligation as sublicensor under the license agreement between Pabst Zhaoqing as sublicensor and Noble Brewery and High Worth JV as sublicensee respectively, which are described below.


Noble Brewery
- -------------

       By a Sublicense Agreement dated October 12, 1993 (the "Noble Sublicense Agreement") made between Pabst Zhaoqing and the Noble Brewery and approved by Pabst US, Pabst Zhaoqing granted to the Noble Brewery a sublicense to use beer-related Pabst trademarks, the non-exclusive right to produce beer in accordance with its then production capacity under the sublicensed trademarks and the non-exclusive right to market such Pabst products in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. Royalties calculated on the same basis as those payable to Pabst US are payable by the Noble Brewery to Pabst Zhaoqing. Under the terms of the Noble Sublicense Agreement, Pabst Zhaoqing agreed that, except to the enterprises of Guangdong Blue Ribbon, it would not grant further sublicenses to any other enterprises in Guangdong Province to use the Pabst trademarks thereby granted. At the time of the Noble Sublicense Agreement, the Zhaoqing Brewery was a member enterprise of Guangdong Blue Ribbon.

High Worth JV/Zhaoqing Brewery
- ------------------------------

       By a Sublicense Agreement dated May 6, 1994 (the "High Worth Sublicense Agreement") made between Pabst Zhaoqing and High Worth JV and approved by Pabst US on September 18, 1994, Pabst Zhaoqing granted to High Worth JV a sublicense to allow the Zhaoqing Brewery to use beer-related Pabst trademarks to produce beer in accordance with its then production ability under the sublicensed Pabst trademarks and to market such Pabst products in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. With respect to the production of Pabst Blue Ribbon beer in Guangdong Province, since the Zhaoqing Brewery was a member enterprise of Guangdong Blue Ribbon at the time of the Noble Sublicense Agreement, the Zhaoqing Brewery was entitled to produce such beer in Guangdong Province.

       Under the terms of the High Worth Sublicense Agreement, High Worth JV has the right to grant further sublicenses from Pabst Zhaoqing for the use of the beer-related Pabst trademarks to its affiliates provided that they are located outside Guangdong Province. Further, Pabst Zhaoqing covenanted that it would not grant further sublicenses in respect of the beer-related Pabst trademarks to any other enterprises except as to High Worth JV or its affiliates. Accordingly, High Worth JV controls all future sublicensing for the production of Pabst Blue Ribbon beer in China. Sales of such beer can be made throughout China and other Asian countries, excluding Hong Kong, Macau, Japan and South Korea.

       The term of the High Worth Sublicense Agreement is the same as the License Agreement. Royalties are calculated by reference to volume of beer produced and are payable quarterly by High Worth JV to Pabst Zhaoqing.

THE JOINT VENTURE COMPANIES

Formation of the Joint Venture Companies
- ----------------------------------------

       In 1980, Zhaoqing Brewery was initially established as a state-owned enterprise which had been manufacturing beer and non-alcohol beverages. In 1992, the Zhaoqing Brewery became an affiliate (member) of Guangdong Blue Ribbon. In June 1993, the Zhaoqing Brewery entered into a Joint Venture Agreement with Goldjinsheng to form the Noble Brewery (the "Noble Joint Venture Agreement"). Upon formation, the Noble Brewery consisted of the beer production facilities and assets of Pabst Zhaoqing, the then subsidiary of Zhaoqing Brewery, relating to the manufacture and distribution of beer under the Pabst Blue

Ribbon brand name. The Zhaoqing Brewery continued to manufacture beer under local brands in its separate facility.

       In May 1994, Guangdong Blue Ribbon and Holdings entered into a Joint Venture Agreement providing for the establishment of High Worth JV. The term of the joint venture is 50 years, and is subject to extension by agreement of the parties and government approval. Holdings contributed 60% of the capital which was the capital used by High Worth JV to purchase from Guangdong Blue Ribbon the Zhaoqing Brewery, including the 40% interest in the Noble Brewery and the assets of the Zhaoqing Brewery which, at that time, were used to manufacture and distribute beer under local brands. All of the governmental approvals for the ownership transfer of the Zhaoqing Brewery to High Worth JV were completed in November 1994. As stated above, the Company acquired all of the shares of Holdings in December, 1994.

Operation of the Joint Venture Companies
- ----------------------------------------

       The establishment and activities of High Worth JV and the Noble Brewery are governed by the joint venture law and regulations of China and the applicable joint venture agreements. Holdings has an interest in the profits of High Worth JV in the same proportion (i.e., 60%) as its investment in High Worth JV. Likewise, Zhaoqing Brewery has an interest in the profits of the Noble Brewery in the same proportion (i.e., 40%) as its investment in the Noble Brewery.

       With regard to the Noble Brewery, pursuant to the Noble Joint Venture Agreement, the term of the joint venture is for 20 years which may be extended upon the agreement of the two joint venture partners and approval from the applicable Chinese governmental agencies. Under the Noble Joint Venture Agreement, the Noble Brewery is governed by a board of directors consisting of five individuals, three of whom, including the Chairman, are nominated by Goldjinsheng, with the remaining two, including the Vice Chairman, by Zhaoqing Brewery. The operation and management of the Noble Brewery is the responsibility of Zhaoqing Brewery. Accordingly, Zhaoqing Brewery has the decision making authority on substantially all aspects of the daily operations of the Noble Brewery such as purchasing, production, sales and marketing, finance and human resources. Goldjinsheng may appoint staff to participate in the accounting functions of the Noble Brewery. All matters to be approved by the Board of Directors require either unanimous vote or the vote of four out of the five directors. Accordingly, no board decision can be made without the approval of Zhaoqing Brewery's designee.

       With regard to High Worth JV, pursuant to the High Worth JV Joint Venture Agreement, High Worth JV is governed by a board of directors consisting of seven individuals, four of whom are appointed by Holdings and three of whom are appointed by Guangdong Blue Ribbon. The Board of Directors controls the management and operation of High Worth JV. Generally, votes on the board of directors are taken by majority vote, except for the following matters relating to the existence and legal structure of the joint venture, all of which require a unanimous vote: amendments to the articles of association, termination or dissolution of the joint venture, increase in, or transfer of, the registered capital of the joint venture, establishment of subsidiaries or combination with other entities and change in the share structure. The general manager is appointed by the Board of Directors and is responsible for carrying out the decisions of the Board as well as for the day-to-day management of High Worth JV.

Goldjinsheng Agreement
- ----------------------

       Pursuant to a provisional agreement dated as of May 10, 1995 (the "Goldjinsheng Agreement") among Goldjinsheng Holding Ltd. (the owner of the remaining 60% interest in the Noble Brewery), Zhaoqing Brewery, the Noble Brewery, High Worth JV and Guangdong Blue Ribbon, the parties made certain modifications to the then existing agreements between them and agreed to take certain steps to more effectively coordinate the development, sales and marketing of Pabst Blue Ribbon beer produced by the Noble Brewery and the Zhaoqing Brewery. Among other things, High Worth JV granted to Goldjinsheng the right to purchase either 30% or 40% of the Zhaoqing Brewery on terms specified therein. The Goldjinsheng Agreement also provided for the establishment of distribution companies to be owned by Zhaoqing Brewery and the Noble Brewery and a marketing company to coordinate the sale of beer produced by the Noble Brewery and Zhaoqing Brewery. Additionally, the Goldjinsheng Agreement provides for certain expansion rights of High Worth JV and its affiliates in the Guangdong Province together with the grant of a right in favor of Goldjinsheng to purchase up to a 40% interest in any additional facility of High Worth JV in Guangdong. The Goldjinsheng Agreement is subject to the approval of the applicable Chinese governmental agencies and the execution of separate definitive agreements with respect to the various matters referred to therein.

OPERATING IN CHINA
- ------------------

       Because the operations of the Company are based exclusively in China, the Company is subject to rules and restrictions governing China's legal and economic system as well as general economic and political conditions in that country.

       Inflation/Economic Policies.  General economic conditions in China could
       ---------------------------
have a significant impact on the Company. The economy of China differs in certain material respects from that of the United States, including its structure, levels of development and capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position. Although the majority of China's productive assets is still owned by the state, the adoption of an economic reform policy since 1978 has resulted in the gradual reduction in the role of state economic plans and the allocation of resources, pricing and management of such assets, with increased emphasis on the utilization of market forces, and rapid growth in the Chinese economy. The success of the Company depends in substantial part on the continued economic growth of China.

       In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn, has resulted in the adoption by the Chinese government from time to time of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program to control inflation which has resulted in the tightening of working capital available to Chinese state-owned enterprises, and in the slowing of the pace of economic growth and general market consumption.

       Currency Matters.  The State Administration for Exchange Control
       ----------------
("SAEC"), under the authority of the People's Bank of China ("PBOC"), controls the conversion of Renminbi, the Chinese currency ("Rmb") into foreign currency. Prior to January 1, 1994, Rmb could be converted to foreign currency through the Bank of China or other authorized institutions at official rates fixed daily by the SAEC. Rmb could also be converted at swap centers ("Swap Centers") open to Chinese enterprises and foreign-invested Chinese enterprises, subject to SAEC approval of each foreign currency trade, at exchange rates negotiated by the parties for each transaction. In the year ended December 31, 1993, as much as 80% by value of all foreign exchange transactions in China took place through the Swap Centers. The exchange rate quoted by the Bank of China differed substantially from that available in the Swap Centers. Effective January 1, 1994, a unitary exchange rate system was introduced in China, replacing the dual-rate system previously in effect. In connection with the creation of a unitary exchange rate, the establishment of the China Foreign Exchange Trading System inter-bank foreign exchange market and phasing out of the Swap Centers was announced. However, it has now been announced that the Swap Centers will be retained, and foreign-invested enterprises are currently permitted to satisfy foreign exchange requirements through the Swap Centers. The conversion rate from Rmb to foreign currency has traditionally be substantially higher at the official rates compared to the rates available at the Swap Centers. However, conversion using the official rate is highly restricted. Normally, only Chinese enterprises with appropriate quotas can convert to foreign currencies at the official rate.

       Legal System.  Since 1979, many laws and regulations dealing with
       ------------
economic matters in general and foreign investment in particular have been promulgated in China. The Chinese constitution adopted in 1989 authorizes foreign investment, and guaranties the "lawful rights and interests" of foreign investors in China. The trend of legislation over the past twelve years has significantly enhanced the protection afforded foreign investment and allowed for more active control by foreign parties of foreign investment enterprises in China. There can be no assurance, however, that the current trend and economic legislation toward promoting market reforms and experimentation will not be slowed, curtailed or reversed, especially in the event of a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life.

       Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation may be inconsistent. The Chinese judiciary is relatively inexperienced in enforcing the laws or terms of contract, leading to a higher than usual degree of uncertainty as the outcome of litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable law enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors, such as the Company.

       The Company's activities in China may be by law subject, in some cases, to administrative review and approval by various national, provincial and local agencies of the Chinese government. While China has promulgated an administrative procedural law permitting redress to the courts with respect to certain administrative actions, this law appears to be largely untested in its context.

       Tax Matters.  The Company's operations in China are subject to four types
       -----------
of taxes: Income Tax, Value Added Tax ("VAT"), Consumption Tax and other Sales Tax.

       The Noble Brewery and High Worth JV are governed by the Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises (the "FIE Law"). Under the current FIE Law, the Noble Brewery and High Worth JV will be exempted from payment of Income tax for the first two taxation years in which the Noble Brewery and High Worth JV become profitable. The Income Tax rate for the following three years will be reduced by half and thereafter at full rate. The current Income Tax rate on profit is 27% for the Noble Brewery and 33% for the High Worth JV unless specifically exempted or reduced by the local authorities.

       In addition to the FIE Law which is computed on profits, the Noble Brewery and the Zhaoqing Brewery are also subject to two kinds of turnover taxes for their respective sales, namely the VAT and Consumption Tax. The applicable VAT rate is 17% for brewery products sold in China. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount less VAT paid on purchases made with the relevant invoices in support. The Consumption Tax rate together with a Government Surcharge for brewery products is Rmb 220 per metric ton. The Consumption Tax is determined on the volume of sales within China.

       Currently, there are no withholding taxes imposed on dividends paid by High Worth JV to Holdings.

       Distribution of Profits.  Applicable Chinese laws and regulations require
       -----------------------
that, before a Sino-foreign joint venture enterprise (such as High Worth JV and the Noble Brewery) distributes profits to investors, it must (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations in proportions determined at the sole discretion of the Board of Directors to a general reserve fund, an enterprise development fund and a staff welfare and employee bonus fund. Distribution of profits by the Joint Ventures to the Company and their other equity investors are required to be in proportion to each party's investment in the joint venture.

Regulations
- -----------

       Central, Provincial and local laws and regulations govern the operations of breweries; the Central government and all provinces in which the Company's malt beverage products are distributed, regulate trade practices, advertising and marketing practices, relationships with distributors and related matters. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations.

BUSINESS DEVELOPMENT
- --------------------

       The Company was organized as Video Promotions, Inc., on April 20, 1988. The Company subsequently changed its name to National Sweepstakes, Inc. and then to Natural Fuels, Inc.

       For a period of time prior to December 16, 1994, the business of the Company was devoted to seeking potential acquisition or merger opportunities.
On December 16, 1994, the Company acquired all of the outstanding shares of Holdings from Oriental Win Holdings Ltd. ("Oriental Win") and Goldchamp Ltd. ("Goldchamp") in exchange for 3,960,000 shares and 240,000 shares of the Company's Class A Common Stock issued to Oriental Win and Goldchamp, respectively, and 3,000,000 shares of the Company's Class B Common Stock issued to Oriental Win. The Class B shares carry two votes per share but are otherwise equivalent to the Class A Common Stock. In addition, the Company issued an aggregate of 600,000 shares of the Company's Class A Common Stock to various parties for consulting services in connection with the acquisition. At the time of the acquisition, Holdings owned a 60% interest in High Worth JV.

       On November 22, 1994, the Company effected a 1 for 22 reverse stock split in anticipation of the reverse acquisition.

       On March 15, 1995, the Company changed its name to CBR Brewing Company, Inc. The name change was effected to more accurately reflect the business of the Company.

ITEM 2.  PROPERTIES.

         The Company's major facilities are set out below:

FACILITY              LOCATION                   PRODUCT
- --------              --------                   -------

Noble Brewery         City of Zhaoqing on site   Malt Beverages
                      containing approximately
                      135,000 square meters

Zhaoqing Brewery      City of Zhaoqing on site   Malt Beverages
                      containing approximately
                      90,000 square meters

       All of the Company's facilities are well maintained and suitable for their respective operations.

       In 1995, the Company estimates the combined brewing facilities operated at over 80% of their theoretical brewing capacity. Annual production capacity can vary due to product mix, packaging mix and seasonality.


ITEM 3.  LEGAL PROCEEDINGS

       The Company is not a party to, nor is any of its property subject to, any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         CBR Brewing Company, Inc. Class A Common Stock is listed for trading on the NASD's Electronic Bulletin Board under the symbol BLUE. During 1993, 1994 and 1995, there were no bids for the Class A Common Stock.

          The approximate number of record security holders of the Class A Common Stock at March 15, 1996 was 24.

          The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend upon, among other things, future cash flow and requirements for capital improvements.


ITEM 6.   SELECTED FINANCIAL DATA.

          The following data have been derived from the audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. All amounts are in RMB. As of December 31, 1995, the exchange rate was US$1.00 = RMB 8.32.

                                    CBR Brewing Company, Inc.
(in RMB)                            and Subsidiaries (3)(4)               Zhaoqing Brewery and Subsidiaries (3)
                                    ------------------------------     ------------------------------------------
                                                    Two Months          Ten Months
                                     Year Ended        Ended              Ended         Years Ended December 31,
                                    December 31,    December 31,        October 31,    ---------------------------
                                        1995            1994               1994           1993           1992
                                    -------------   -------------      -----------     ----------     -----------
Consolidated Statement
of Income Data:

Sales, net of sales taxes            566,786,939      11,400,806        57,287,429     191,582,526    154,440,090
Gross profit                          71,133,533       4,226,389        19,027,672      89,167,691     71,100,982
Operating income                       6,458,405       2,978,087        11,616,044      67,013,472     51,011,530
Net income                            19,625,968       3,713,687        42,012,446     106,586,492        135,719
Net income per common share (1)(2)          2.45             .46              5.25           13.32            .02
Cash dividends declared per
  common share                               -0-             -0-               -0-             -0-            -0-
                                           As of December 31,                        As of December 31,
                                     ----------------------------                   ------------------
                                         1995            1994                             1993
                                     -----------     -----------                     -------------
Consolidated Balance
  Sheet Data:

Net working capital                  (97,555,553)    (40,970,594)                     (112,717,589)
Total assets                         746,898,874     357,149,524                       326,758,328
Long term liabilities                 98,692,239     102,814,846                        28,035,303
Shareholders' equity                 127,376,673     107,750,705                        99,707,666

(1) Net income per common share is presented on a pro forma basis for the ten months ended October 31, 1994 and the years ended December 31, 1993, 1992 and 1991, assuming that the 8,000,013 shares of common stock issued and outstanding for the year ended December 31, 1995 and the two months ended December 31, 1994 were also issued and outstanding for all prior periods.

(2)  Adjusted for the 1-for-22 reverse stock split effective November 22, 1994.

(3) Holdings was formed to acquire a 60% interest in High Worth JV, a Sino-foreign equity joint venture enterprise, which in turn acquired a 100% interest in the Zhaoqing Brewery on October 31, 1994. The consideration for this purchase transaction was approximately US$20,000,000. See "ITEM
     1. BUSINESS - THE JOINT VENTURE COMPANIES" for additional information regarding this transaction.

(4) On December 16, 1994, Holdings was acquired by the Company, a United States-based public company, in a reverse acquisition. This transaction has been accounted for as a recapitalization of Holdings with Holdings as the acquirer. See "ITEM 1. BUSINESS - BUSINESS DEVELOPMENT" for additional information regarding this transaction.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
- --------

          Effective December 16 1994, the Company acquired Holdings, which, through its subsidiaries and affiliates, manages and controls all of the production and sale of Pabst Blue Ribbon beer in China. Holdings is a holding company which was formed solely to effect the acquisition of a 60% interest in High Worth JV. On October 31, 1994, High Worth JV acquired a 100% interest in the Zhaoqing Brewery, including the Zhaoqing Brewery's 40% interest in the Noble Brewery.

          The acquisition of the Zhaoqing Brewery, including the Zhaoqing Brewery's 40% interest in the Noble Brewery, has been accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of the Zhaoqing Brewery on a consolidated basis and the Noble Brewery under the equity method of accounting for investments commencing October 31, 1994. Accordingly, the Company's post-acquisition consolidated statements of income are presented for the two months ended December 31, 1994 and the year ended December 31, 1995; a comparative consolidated statement of income for the year ended December 31, 1994 is not presented, although certain comparative financial information is provided separately for the operations of the Zhaoqing Brewery and its affiliate, the Noble Brewery.

          For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquirer (reverse acquisition). Accordingly, the historical financial statements prior to December 16, 1994 are those of Holdings.

          During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer throughout China. The Marketing Company also sells mineral water and non-carbonated soft drinks produced by Guangdong Blue Ribbon under the Blue Ribbon brand name. The Zhaoqing Brewery owns a 70% interest and Guangdong Blue Ribbon owns a 30% interest in the Marketing Company. The Zhaoqing Brewery and the Noble Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1995 and July 1995, respectively. The Marketing Company generally requires a 50% cash deposit from its customers as security. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis commencing April 1, 1995.

          Prior to March 1995, the Zhaoqing Brewery had produced exclusively domestic brands of beer, and had an annual production capacity of 50,000 metric tons or 425,000 barrels of beer. In late 1994, the Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. During March 1995, the Zhaoqing Brewery discontinued the production of all domestic brand beer and commenced exclusive production of Pabst Blue Ribbon beer on a full-scale basis. However, approximately 5% of beer production normally does not meet Pabst Blue Ribbon quality standards and is packaged and distributed as lower-priced, local brand beer. With the implementation of the new brewing technology and the purchase of additional equipment during 1995, the Zhaoqing Brewery reached its current full-scale production capacity of 100,000 metric tons or 850,000 barrels of beer at the end of 1995.

          The Noble Brewery has produced Pabst Blue Ribbon beer exclusively since it commenced operations. Prior to 1994, the Noble Brewery had an annual production capacity of 80,000 metric tons or 680,000 barrels of beer. With the completion of a second brewing facility in July 1994, the Noble Brewery reached its full-scale annual production capacity of 200,000 metric tons or 1,700,000 barrels of beer in late 1994.

Consolidated Results of Operations:
- ----------------------------------

          During the three months ended December 31, 1995, certain year-end accounting adjustments were recorded that related to prior interim periods during 1995. See "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - SELECTED 1995 QUARTERLY FINANCIAL INFORMATION" for the effect of these adjustments on the quarterly consolidated results of operation, as previously reported.

Sales
- -----

          During the year ended December 31, 1995, the Zhaoqing Brewery produced 42,318 metric tons and delivered 45,708 metric tons of beer, of which 11,388 metric tons (24.9%) were local brand beer and 34,320 metric tons (75.1%) were Pabst Blue Ribbon beer. Of the 11,388 metric tons of local brand beer produced in 1995, 8,324 metric tons (73.1%) were produced during the quarter ended March 31, 1995. During the year ended December 31, 1994 and the two months ended December 31, 1994, the Zhaoqing Brewery delivered 33,000 metric tons and 4,686 metric tons of beer, respectively, 100% of which was local brand beer. Total beer delivered increased by 12,708 metric tons or 38.5% from 1994 to 1995, as a result of a shift in product mix from local brand beer to Pabst Blue Ribbon beer, which allowed the Company to take advantage of growing consumer demand in China for premium beers such as Pabst Blue Ribbon beer as compared to local brand beer.

          During the year ended December 31, 1995, the Noble Brewery produced 155,974 metric tons and delivered 161,200 metric tons of beer, as compared to 120,300 metric tons of beer delivered in 1994. Total beer delivered increased by 40,900 metric tons or 34.0% from 1994 to 1995, as a result of the completion of the second brewing facility at the Noble Brewery, which allowed the Company to take advantage of growing consumer demand in China for premium beers such as Pabst Blue Ribbon beer.

          For the year ended December 31, 1995, net sales were RMB 566,786,939, consisting of sales both by the Zhaoqing Brewery directly and sales through the Marketing Company, of which RMB 504,500,315 (89.0%) represented 107,015 metric tons of beer sales and RMB 62,286,624 (11.0%) represented the sales of mineral water and non-carbonated soft drinks. During the year ended December 31, 1995, the Marketing Company purchased RMB 327,805,406 of beer products from the Noble Brewery for resale, and RMB 61,708,086 of mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon for resale. Approximately 95% of total sales in 1995 were provided from the sale and distribution of products under the Pabst Blue Ribbon brand name. For the two months ended December 31, 1994, net sales were RMB 11,400,806, consisting exclusively of 4,687 metric tons of beer sales by the Zhaoqing Brewery directly.

Gross Profit
- ------------

          For the year ended December 31, 1995, gross profit was RMB 71,133,533 or 12.6% of net sales. For the two months ended December 31, 1994, gross profit was RMB 4,226,389 or 37.1% of net sales. As a result of the change in product mix, increased discounts offered to distributors, increased raw material costs, and, in particular, the establishment and operating structure of the Marketing Company, the Company does not expect that its gross margin will return to pre-1995 levels.

          The Company expects continuing pressure on its gross profit during 1996 as a result of two factors. First, a general softening of consumer demand in China as a result of increasing competition from foreign premium brand beers and the central government's regulatory controls and economic policies. Second, an increase in 1996 raw material and packaging costs in excess of 10%, which, because of the softening of consumer demand, may be difficult for the Company to fully pass on to its customers. Accordingly, the Company is considering the introduction of a bottle recycling program in 1996 in an effort to reduce production costs.

Selling and Administrative Expenses
- -----------------------------------

          For the year ended December 31, 1995, selling and administrative expenses were RMB 64,675,128 or 11.4% of net sales, consisting of selling expenses of RMB 32,821,498 and general and administrative expenses of RMB 31,853,630. Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China, and have been incurred in conjunction with the increase in the production capacity of the Zhaoqing Brewery and the increase in sales volume. During 1995, the Company recorded an allowance for doubtful accounts of RMB 5,600,000.

          During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by the Zhaoqing Brewery and the Noble Brewery. The Marketing Company assumed the responsibility for marketing the Zhaoqing Brewery's production of Pabst Blue Ribbon beer in April 1995, and incurred most of the 1995 selling expenses. General and administrative costs include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associates with the operation of a public company. For the two months ended December 31,1994, selling and administrative expenses were RMB 1,248,302 or 10.9% of net sales.

          As a result of softening consumer demand and increasing competition from foreign premium brand beers, the Company anticipates that it will implement a substantially expanded advertising and promotional program in 1996 in order to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China.

Corporate Reorganization Expenses
- ---------------------------------

          For the two months ended December 31,1994, corporate reorganization expenses of RMB 2,551,921 consisted of management's estimate of the fair value of the shares of common stock issued to certain merchant bankers, consultants and several executives of the Company in conjunction with the reverse acquisition effective December 16, 1994.

Interest Expense
- ----------------

          For the year ended December 31, 1995, interest expense, net of amounts capitalized, was RMB 3,236,058. For the two months ended December 31, 1994, interest expense, net of amounts capitalized, was RMB 1,317,178.

Income Taxes
- ------------

          For the year ended December 31, 1995, income tax expense was RMB 1,000,000. Although the Company's operations in China were subject to a tax holiday in 1995, deferred income taxes of RMB 1,000,000 were recorded in 1995 as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment during the tax exemption period. For the two months ended December 31, 1994, no income tax expense was incurred.

Net Income
- ----------

          For the year ended December 31, 1995, net income was RMB 19,625,968 or 3.5% of net sales. For the two months ended December 31, 1994, net income was RMB 3,713,687 or 32.6% of net sales.

The Noble Brewery
- -----------------

Sales
- -----

          For the year ended December 31, 1995, net sales were RMB 681,724,168, consisting of 161,200 metric tons of beer, including RMB 327,805,406 of beer products sold to the Marketing Company for resale. For the two months ended December 31, 1994, net sales were RMB 126,438,179, consisting of 26,272 metric tons of beer.

Gross Profit
- ------------

          For the year ended December 31, 1995, gross profit was RMB 155,864,163 or 22.9% of net sales. For the two months ended December 31, 1994, gross profit was RMB 36,414,406 or 28.8% of net sales. As a result of increased discounts offered to distributors, increased raw material costs, and, in particular, the establishment and operating structure of the Marketing Company, the Company does not expect that its gross margin will return to pre-1995 levels.

Selling and Administrative Expenses
- -----------------------------------

          For the year ended December 31, 1995, selling and administrative expenses were RMB 60,819,562 or 8.9% of net sales, consisting of selling expenses of RMB 31,794,779 and general and administrative expenses of RMB 29,024,783. Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China, and have been incurred in conjunction with the increase in the production capacity of the Noble Brewery. During 1995, the Noble Brewery recorded an allowance for doubtful accounts of RMB 786,740.

          During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by the Zhaoqing Brewery and the Noble Brewery. The Marketing Company assumed the responsibility for marketing the Noble Brewery's production of Pabst Blue Ribbon beer in July 1995. For the two months ended December 31, 1994, selling and administrative expenses were RMB 16,488,878 or 13.0% of net sales.

Interest Expense
- ----------------

          For the year ended December 31, 1995, interest expense was RMB 2,240,015. For the two months ended December 31, 1994, no interest expense was incurred.

Income Taxes
- ------------

          For the year ended December 31, 1995, income tax expense was RMB 2,200,000. For the two months ended December 31, 1994, income tax expense was RMB 720,000. Although the Company's operations in China were subject to a tax holiday in 1995, deferred income taxes of RMB 2,200,000 and RMB 720,000 were recorded in 1995 and 1994, respectively, as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment during the tax exemption period.

Net Income
- ----------

          For the year ended December 31, 1995, net income was RMB 94,450,587 or 13.9% of net sales. For the two months ended December 31, 1994, net income was RMB 19,530,979 or 15.4% of net sales.

Consolidated Financial Condition - December 31, 1995:
- ----------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

          For the year ended December 31, 1995, the Company's operations generated cash resources of RMB 124,992,527. The major components of the cash generated by operations in 1995 were the increase of RMB 119,863,548 in deposits received from customers, and the increase of RMB 154,185,606 in due to an associated company (the Noble Brewery) for the purchase of beer products for resale. The Company's cash balance increased by RMB 50,050,378 to RMB 57,448,305 at December 31, 1995, as compared to RMB 7,397,927 at December 31, 1994. The Company's net working capital deficit increased by RMB 56,584,959 to RMB 97,555,553 at December 31, 1995, as compared to RMB 40,970,594 at December 31, 1994. However, the Company's current ratio improved to .77:1 at December 31, 1995 as compared .39:1 at December 31, 1994.

          The Company's principal shareholder, Oriental Win, and Guangdong Blue Ribbon, a related party, have undertaken to provide continuing financial support to the Company, as further described below.

          The conversion and expansion of the Zhaoqing Brewery has required substantial capital to finance the costs of expansion and to support substantially higher sales levels. Guangdong Blue Ribbon has committed to provide Zhaoqing Brewery with sufficient financing to purchase new machinery and equipment in connection with the planned expansion of the Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer.

          For the year ended December 31, 1995, additions to property, plant and equipment in connection with the planned expansion of the Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer, aggregated RMB 89,365,441 and were financed by new loans for leased assets aggregating RMB 21,250,000 and cash provided by operations as described above. During 1996, the Company currently plans to expend RMB 43,168,954 for the installation of new packaging lines and related packaging equipment and materials, which the Company expects to fund through a combination of cash provided by operations, capital lease financing and bank loans.

          During the year ended December 31, 1995, the Company's secured short-term bank loans increased by RMB 24,000,000, while secured long-term bank loans decreased by RMB 18,000,000. The secured bank loans bear interest at rates ranging from 10.8% to 14.5%, and are repayable in 1996. Unsecured short-term bank loans remained stable during 1995 at approximately RMB 8,600,000, with interest at rates ranging from 10.8% and 12.1%. A substantial portion of the bank loans has been utilized to fund the expansion of the Zhaoqing Brewery. During 1995, interest costs of RMB 10,831,662 were incurred, of which

RMB 7,595,604 or approximately 70% were capitalized. During 1996, the interest expense on such loans will be charged to operations.

          During 1995, the Noble Brewery declared and paid a dividend relating to earnings prior to October 31, 1994, resulting in a dividend to the Zhaoqing Brewery of RMB 28,644,569.

          Oriental Win and Guangdong Blue Ribbon are providing continuing financial support to the Company. The existing loan payable at December 31, 1995 to Oriental Win was incurred in connection with the acquisition of High Worth JV by Holdings and totalled RMB 73,794,948 at December 31, 1995, equivalent to approximately US$8,870,000. The loan is denominated in USD, is unsecured, interest free, and is not due and payable unless alternate long-term debt or equity funds are available to the Company.

          During the year ended December 31, 1995, Guangdong Blue Ribbon and its affiliated companies provided the Company with raw materials financing aggregating RMB 5,100,000, which obligations are unsecured, interest free and repayable on demand. In addition, during the year ended December 31, 1995, companies beneficially owned by Guangdong Blue Ribbon and directors of the Company provided loans in the form of advances to the Company aggregating RMB 8,100,000, which obligations are unsecured, bear interest at 3% above the Hong Kong dollar prime rate and are repayable in 1996.

          The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 1996. In order to finance the continuing capital requirements of the Company subsequent to the completion of the Zhaoqing Brewery expansion, the Company has begun negotiations to arrange additional long-term bank or lease financing. In addition, accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of long-term borrowing or equity financing by the Company.

Inflation and Currency Matters:
- ------------------------------

          In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital to Chinese business enterprises. The success of the Company depends on substantial part on the continued growth and development of the Chinese economy.

          Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative values of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

          The Zhaoqing Brewery and the Noble Brewery conduct virtually all of their business in China and, accordingly, the sale of their products are settled primarily in RMB. As a result, continued devaluation of the RMB against the USD will adversely affect their financial performance when measured in USD, and may have material adverse effects upon the results of operations and financial condition. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994, the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable during 1994 and 1995. The swap center rate was US$1.00 to RMB 8.70 at December 31, 1993, RMB 8.45 at December 31, 1994, and RMB 8.32 at December 31, 1995.

Environmental
- -------------

          The Company considers it a priority to ensure compliance with all national and local environment protection laws and regulations. In 1995, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon the capital expenditures, earnings or competitive position of the Company

          The Company also continues its commitment to programs directed toward efficient use of resources, waste reduction and pollution prevention. Programs currently underway include that all waste and emissions must pass through a comprehensive sewage treatment system to reduce organic matters and the use of heavy oil instead of coal for power in order to reduce level of carbon dioxide.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements and exhibits are listed at "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K".

          Selected 1995 Quarterly Financial Information, in RMB (unaudited):

          Selected quarterly financial information for 1995 interim periods is presented below. High Worth JV acquired the Zhaoqing Brewery, including the Zhaoqing Brewery's 40% interest in the Noble Brewery, effective October 31, 1994. The consolidated results of operations includes the results of operations of the Zhaoqing Brewery on a consolidated basis and the Noble Brewery under the equity method of accounting, commencing October 31, 1994, to reflect the post-acquisition consolidated results of operations of the Zhaoqing Brewery and the Noble Brewery attributable to the Company. Since High Worth JV had no operations prior to this transaction, comparable selected quarterly financial information for 1994 interim periods is not presented.

          The Zhaoqing Brewery and the Noble Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1995 and July 1995, respectively. The commencement of the Marketing Company's operations, which are presented on a consolidated basis, resulted in a significant change in the Company's operating structure and income statement presentation during 1995. Accordingly, a comparison by quarter of results of operations for 1995 interim periods is not necessarily meaningful.

                                                As
                                            Previously       As
                                             Reported     Adjusted(1)
                                            -----------   -----------
Three Months Ended March 31, 1995:
- ---------------------------------

Sales, net, of sales taxes                   32,924,512    32,494,522
Gross profit                                  7,401,635     7,220,540
Operating income (loss)                       1,048,920       (18,539)
Net income                                    8,670,737     6,327,097
Net income per common share                        1.08           .79

Three Months Ended June 30, 1995:
- ---------------------------------

Sales, net sales taxes                       94,880,814    94,880,814
Gross profit                                 13,716,288    13,716,288
Operating income                              2,944,896     1,473,384
Net income                                    6,371,369     3,882,265
Net income per common share                         .80           .48

Three Months Ended September 30, 1995:
- --------------------------------------

Sales, net of sales taxes                   250,040,388   250,040,388
Gross profit                                 30,752,081    30,752,081
Operating income                              6,709,893     4,453,277
Net income                                    6,811,619     4,843,457
Net income per common share                         .85           .61

                                                As
                                            Previously       As
                                             Reported     Adjusted(1)
                                            -----------   -----------
Three Months Ended December 31, 1995:
- ------------------------------------

Sales, net of sales taxes                        -       189,371,215
Gross profit                                     -        19,444,624
Operating income                                 -           550,283
Net income                                       -         4,573,149
Net income per common share                      -               .57

Year Ended December 31, 1995:
- --------------------------------

Sales, net of sales taxes                        -       566,786,939
Gross profit                                     -        71,133,533
Operating income                                 -         6,458,405
Net income                                       -        19,625,968
Net income per common share                      -              2.45

(1) Reflects certain year-end adjustments properly allocable to prior 1995 interim periods, including additional charges by the Zhaoqing Brewery for the staff welfare fund and by the Marketing Company for the provision for doubtful accounts, accrued liability for sales commissions, and unrecorded renovation expenses. With respect to the Noble Brewery, an unconsolidated subsidiary, additional charges due to improper cut-offs, unrecorded expenses and account misclassifications resulted in an understatement of cost of sales and of selling, general and administrative expenses.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On December 16, 1994, the Company (which was then known as Natural Fuels, Inc.), acquired all of the outstanding shares of Holdings. The firm of Williams, Dickerson, Allen & Co., L.L.P. ("Williams") audited the balance sheet of the Company as of December 31, 1993, 1992 and 1991 and the related statements of operations, stockholders' equity and cash flows for the years then ended.

          Effective January 30, 1995, the Company dismissed Williams as the Company's independent accountants, and engaged Ernst & Young as the Company's new independent accountants. Prior to the engagement of Ernst & Young, the Company did not consult with that firm regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

          The decision to change accountants was approved by the Company's Board of Directors.

          None of the reports on such financial statements contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope of accounting principles except that (a) the report of Williams dated February 26, 1993, was qualified as to the uncertainty of Company to continue as a going concern in view of the Company's cash flows.

          During the above mentioned audit engagements and during the year ended December 31, 1994 and the period from January 1, 1995 through January 30, 1995, there were no disagreements with Williams on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Williams would have caused Williams to make reference to the subject matter of the disagreements in connection with the firm's reports on the Company's financial statements.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(A) DIRECTORS

          The Company's current directors are listed below. Directors are elected to serve until the following annual shareholders meeting.



Name                       Age   First Elected
- ----                       ---   -------------

Liu Yun Zhong               52       1994

Victor Choi                 39       1994

Niu Zi Hang                 47       1994

John Zhao Li                41       1994

Kevin Sheung Wai Chan       36       1994

Wong Lee Tak                39       1995

Chan Chung                  33       1995

(B) EXECUTIVE OFFICERS

The Company's current executive officers are listed below. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors.


Name               Age   Office               First Elected
- ----               ---   ------               -------------

Liu Yun Zhong       52   Chairman                 1994

Niu Zi Hang         47   Vice President and       1994
                         Chief Operating
                         Officer

John Zhao Li        41   President                1994

Ge Ming             45   Chief Financial          1995
                         Officer

Wong Lee Tak        39   Vice Chairman            1995

LIU YUN ZHONG

          Mr. Liu, the Chairman of CBR, has over 30 years experience in manufacturing. Since the early 1980's, Mr. Liu had acted as senior management in several manufacturing enterprises in China including mechanical and petrochemical enterprises. Since 1986, Mr. Liu has moved to drink and food manufacturing operations and since 1989, Mr. Liu acted as the general manager of the Guangdong Blue Ribbon. In 1994, he took the position of the General Manager of High Worth JV overseeing the operations of the Noble Brewery and the Zhaoqing Brewery.

NIU ZI HANG

          Mr. Niu, the Chief Operating Officer of the Company, has over 25 years experience in manufacturing. Since 1974, Mr. Niu had acted as senior management in several manufacturing enterprises. Between 1986 to 1993, he was the general manager of Pabst Zhaoqing and became the general manager of the Noble Brewery when the Noble Brewery was formed to take over the business of Pabst Zhaoqing.

JOHN LI

          Mr. Li, the President of the Company, for the past five years, has been in senior management with an international investment company in the United States. During such period, he was actively involved in consulting for Pabst Zhaoqing in the project management of the development of the first and second phases of the Noble Brewery.

LAI JIANG SHENG

          Mr. Lai, the General Manager of the Zhaoqing Brewery, was in senior management since 1970 in Zhaoqing Electrical Plant. In early 1980, Mr. Lai acted as deputy factory manager of the Zhaoqing Brewery. In 1986, he moved to the position of deputy general manager of Pabst Zhaoqing and became deputy general manager of the Noble Brewery in 1993. In late 1994, he moved to the Zhaoqing Brewery again as general manager to handle the conversion of the production facilities to produce Blue Ribbon beer.

ON JIANG LUE

          Mr. On, the Chief of Research and Development, has been engaged in manufacturing operations since mid 1970. Mr. On has a reputable position in the beer industry in China. He is the committee member of the Beer Association of China. He is one of the few qualified beer appraisers recognized by the government of China.

GE MING

          Mr. Ge, the Chief Financial Officer of the Company, received his Masters Degree in international accounting from the Research Institute of Fiscal Science in Beijing, China in 1982. As part of his studies, he worked at an international accounting firm in their Chicago and Cleveland offices for a one year internship. After graduation in 1983, he joined the China Certified Public Accountants (CCPA), the leading accounting firm in China, working as an Audit Manager and Group Manager in the auditing and consulting fields for 12 years, specializing in the food and soft-drinking industries in China. Mr. Ge also worked as the Executive Director in a management consulting joint venture company in Hong Kong since 1984. Mr. Ge is a senior member of China Institute of Certified Public Accountants (CICPA) and the director of China Asset Valuation Association (CAVA).

KEVIN SHEUNG WAI CHAN

          Mr. Chan, a director, was the Chief Financial Officer of the Company from 1994 to September 18, 1995. Mr. Chan graduated from the University of Hong Kong with a degree of Bachelor of Social Science in 1985. After graduation, he worked in the Hong Kong office of the audit division of Arthur Andersen & Co. for four years. In 1989, he left for the corporate finance division of Morgan Grenfell Hong Kong Ltd., an international merchant bank. He was an associate director of that division until 1994 when he left for the position of deputy managing director of a regional merchant banking firm.

VICTOR CHOI

          Victor Choi, a director, has been engaged in the business of real estate and stock investments for the past eight years through a company that he controls.

WONG LEE TAK

          Wong Lee Tak, a director, has been in senior management engaged in the investment planning and syndication business. He has participated in brewery and soft drinks investment projects in China.

CHAN CHUNG

          Chan Chung, a director, has been engaged in the business of China trade and real estate investment in China for the past five years. He also assisted Guangdong Blue Ribbon in building up the sales and marketing network in China.

          As of March 15, 1996, the Company was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934 as it did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

          A total of US$107,266 of compensation was accrued to John Li, the Company's President and Director, as compensation from the Company for the year ended December 31, 1995. None of the other officers of the Company were awarded or received total compensation in excess of US$100,000, and none of the officers exercised any stock options or received any grants of stock options or SAR's. Other directors of the Company received a total of US$58,038 as compensation in 1995 for their serving on the board.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information as of March 15, 1996 of the shares of the Company's Common Stock (Class A and Class B) beneficially owned by (i) each person who, as of March 15, 1996, was known by the Company to own beneficially more than 5% of its Common Stock, (ii) the individual directors of the Company and (iii) the executive officers and directors of the Company as a group.

                                 Amount and Nature of
Name of Beneficial Owner        Beneficial Ownership(1)    Percent of Class(2)
- ------------------------        -----------------------    -------------------
Oriental Win Holdings Ltd.           6,960,000(3)                87.0
("Oriental Win")

West Coast Star
Enterprises Ltd.
("West Coast")                       6,960,000(4)                87.0

Mapesbury Limited
("Mapesbury")                        6,960,000(5)                87.0

Redcliffe Holdings Ltd.
("Redcliffe")                        6,960,000(6)                87.0

Kevin Chan                             240,000(7)                 3.0

Liu Yun Zhong                                0(8)                   0

Niu Zi Hang                                  0(9)                   0

Victor Choi                                  0(10)                  0

John Li                                      0(11)                  0

Wong Lee Tak                                 0(12)                  0

Chan Chung                                   0(13)                  0

Executive Officers and
Directors as a Group
(7 persons)                            240,000(14)                3.0

____________________

(1) Number of shares beneficially held on a post 1 for 22 reverse stock split basis. The Company's Class B shares are equivalent to the Company's Class A shares except that the Class B shares carry voting rights of 2 to 1.

(2) Based on 8,000,013 shares outstanding of which 5,000,013 shares are Class A and 3,000,000 are Class B Common Stock.

(3) Consists of 3,960,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock.

(4) West Coast is the record owner of 60% of the capital stock of Oriental Win. West Coast has entered into a shareholders agreement with Mapesbury and Redcliffe which provides, inter alia, that the consent of shareholders
                               ----- ----
     holding at least 75% of the issued shares of Oriental Win is required to approve certain actions, including the sale, transfer, lease, assignment or other disposition of a material part of the assets relating to the beer production business of the Company. West Coast also has the right to appoint the majority of the directors of Oriental Win. Accordingly, West Coast may be deemed to be the beneficial owner of all of the issued shares of Oriental Win although West Coast disclaims beneficial ownership of the shares held by Mapesbury and Redcliffe.

(5) Mapesbury is the record owner of 20% of the capital stock of Oriental Win. Mapesbury has entered into a shareholders agreement with West Coast and Redcliffe, which provides, inter alia, that the consent of shareholders
                                ----- ----
     holding at least 75% of the issued shares of Oriental Win is required to approve certain actions, including the sale, transfer, lease, assignment or other disposition of a material part of the assets relating to the beer production business of the Company. Accordingly, Mapesbury may be deemed to be the beneficial owner of all of the issued shares of Oriental Win although Mapesbury disclaims beneficial ownership of the shares held by Oriental Win, West Coast and Redcliffe.

(6) Redcliffe is the record owner of 20% of the capital stock of Oriental Win. Redcliffe has entered into a shareholders agreement with West Coast and Mapesbury, which provides, inter alia, that the consent of shareholders
                                ----- ----
     holding at least 75% of the issued shares of Oriental Win is required to approve certain actions, including the sale, transfer, lease, assignment or other disposition of a material part of the assets relating to the beer production business of the Company. Accordingly, Redcliffe may be deemed to be the beneficial owner of all of the issued shares of Oriental Win although Redcliffe disclaims beneficial ownership of the shares held by Oriental Win, West Coast and Mapesbury.

(7) Consists of 240,000 shares of Class A Common Stock owned by Goldchamp Ltd., of which Mr. Chan is the beneficial owner.

(8) Mr. Liu is a minority shareholder of West Coast, but disclaims any beneficial ownership of the shares held by West Coast.

(9) Mr. Niu is a minority shareholder of West Coast, but disclaims any beneficial ownership of the shares held by West Coast.

(10) Mr. Choi is the beneficial owner of Silvercliff Venture Inc. which owns 50% of the capital stock of Redcliffe.

(11) Mr. Li is a minority shareholder of West Coast, but disclaims any beneficial ownership of the shares held by West Coast.

(12) Mr. Wong is a minority shareholder of West Coast, but disclaims any beneficial ownership of the shares held by West Coast.

(13) Mr. Chan Chung is a minority shareholder of West Coast, but disclaims any beneficial ownership of the shares held by West Coast.

(14) See footnotes (8) - (13).

          The Company is unaware of any arrangements the operation of which may at a subsequent date result in the change of control of the Company.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          As stated in "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," Messrs. Liu, Niu, Chan, Wong and Li, directors and executive officers of the Company, are shareholders of West Coast which is the controlling stockholder of Oriental Win. Oriental Win, in turn, is the controlling shareholder of the Company. Oriental Win acquired its control position pursuant to the transfer of the capital stock of Holdings, its then subsidiary, to the Company in an arm's length transaction. Mr. Kevin Chan, the former Chief Financial Officer and a director of the Company, provided advisory services to Holdings for a fee, part of which was exchanged for shares of Holdings, which were then exchanged for shares of the Class A Common Stock of the Company.

          In connection with the acquisition of High Worth JV by Holdings, Oriental Win loaned Holdings US$8,869,585. The loan bears no interest and is not repayable unless the Company obtains long term debt or equity capital.

          During the year ended December 31, 1995, the Company purchased packaging materials from Guangdong Blue Ribbon and its affiliated companies aggregating RMB 27,657,968.

          During the year ended December 31, 1995, the Company purchased mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon and its affiliated companies aggregating RMB 61,708,086 for resale.

          During the year ended December 31, 1995, the Company purchased beer products from the Noble Brewery aggregating RMB 327,805,406 for resale. As of December 31, 1995, RMB 154,185,606 was due to the Noble Brewery for the purchase of beer products, and was unsecured, interest free and repayable on demand.

          During the year ended December 31, 1995, RMB 3,454,067 was paid to Guangdong Blue Ribbon as a royalty fee for the right to use the Pabst Blue Ribbon trademarks in the Guangdong Province of China.

          As of December 31, 1995, RMB 46,411,779 was due from Guangdong Blue Ribbon and its affiliated companies, representing trade deposits received on behalf of the Company and expenses paid on behalf of Guangdong Blue Ribbon and its affiliated companies. Except for approximately RMB 16,000,000 payable to Guangdong Blue Ribbon, which bears interest at 15% per annum, the obligation is interest free and repayable on demand. The entire obligation is unsecured.

          As of December 31, 1995, the Company had the following obligations to related parties:

          (a) approximately RMB 10,500,000 (of which approximately RMB 5,100,000 was incurred during 1995 and RMB 5,400,000 was incurred during 1994) was due to companies affiliated with Guangdong Blue Ribbon for the purchases of raw materials, and was unsecured, interest free and repayable on demand;

          (b) approximately RMB 3,300,000 (which was incurred during 1995) was due to Wealth Guide Development Limited, a company affiliated with Guangdong Blue Ribbon, as an advance, and was unsecured, bears interest at 3% above the Hong Kong dollar prime rate, and is repayable in 1996;

          (c) approximately RMB 2,200,000 and RMB 1,400,000 (which were incurred during 1995) were due to Evermoni Trading Limited and Very Temper Limited, respectively, companies beneficially owned by Wong Lee Tak, a director of the Company, as advances, and were unsecured, bear interest at 3% above the Hong Kong dollar prime rate, and are repayable in 1996; and

          (d) approximately RMB 1,200,000 (which was incurred during 1995) was due to Trade Link Investment Limited, a company beneficially owned by Victor Choi, a director of the Company, as an advance, and was unsecured, bears interest at 3% above the Hong Kong dollar prime rate, and is repayable in 1996.

          For the year ended December 31, 1995, interest expense with respect to the above obligations relating to Blue Ribbon Group and its affiliated companies was RMB 3,091,364 and to the other related parties was RMB 328,207.

          On December 31, 1995, the Zhaoqing Brewery agreed to pay Guangdong Blue Ribbon a management fee of RMB 3,780,000 per annum for a three year period commencing January 1, 1996.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

               (a) The following financial statements and exhibits are filed with and as a part of this Report.

                                                                   Page No.(s)
                                                                   -----------
(1)  Financial Statements.
     ---------------------

     (A) CBR Brewing Company, Inc.

     Report of Independent Auditors                                         52

     Consolidated balance sheets                                            53

     Consolidated statements of income                                      54

     Consolidated statements of changes                                     55
     in shareholders' equity

     Consolidated statements of cash flows                                  56

     Notes to consolidated financial statements                          57-73

     (B) Zhaoqing Brewery

     Report of Independent Auditors                                         76

     Consolidated balance sheet                                             77

     Consolidated statements of income                                      78

     Consolidated statements of equity                                      79

     Consolidated statements of cash flows                               80-81

     Notes to consolidated financial statements                         82-105

                                                                   Page No.(s)
                                                                   -----------
     (C)  Zhaoqing Blue Ribbon Brewery Noble Ltd.

     Report of Independent Auditors                                        108

     Balance sheets                                                        109

     Statements of income                                                  110

     Statements of equity                                                  111

     Statements of cash flows                                              112

     Notes to financial statements                                     113-126

(2)  Exhibits

Exhibit No.         Description of Document
- -----------         -----------------------

2.1 Share Exchange Agreement, dated November 1994, with Amendment among the Company, Oriental Win and Holdings(1)

3(i).1              Articles of Incorporation and Amendments(2)

3(i).2              Certificate of Amendment of Articles of Incorporation (3)

3(ii)               Bylaws(2)

10.1 Joint Venture Agreement dated June 10, 1993 between Zhaoqing Brewery and Goldjinsheng regarding Noble Brewery with amendments, with English translation(3)

10.2 Joint Venture Agreement dated May 6, 1994 between Guangdong Blue Ribbon and Holdings, as supplemented by Supplementary Joint Venture Agreement dated September 5, 1994 among Holdings, Guangdong Blue Ribbon and Star Quality Ltd. regarding Zhaoqing High Worth, with English translation(3).

Exhibit No.         Description of Document
- -----------         -----------------------

10.3 Assets Transferring Agreement dated September 6, 1994 among Guangdong Blue Ribbon, the Zhaoqing Brewery and High Worth JV regarding High Worth JV, with English translation(3).

10.4 Agreement on License of Transferring and Using the registered trademarks of Pabst Blue Ribbon dated August 30, 1993, between Pabst Zhaoqing and Pabst US, with English translation(3)

10.5 Agreement on Quality of Pabst Beer dated August 30, 1993 between Pabst Zhaoqing and Pabst US, with English translation(3).

10.6 Power of Attorney between Pabst US and Pabst Zhaoqing, dated August 30, 1993(3).

10.7 Sublicense Agreement on Using the Registered Trademarks of Pabst Blue Ribbon dated October 12, 1993 between Pabst Zhaoqing and the Noble Brewery, with English translation(3)

10.8 Sublicense on Using the Registered Trademarks of Pabst Blue Ribbon dated May 6, 1994 between Pabst Zhaoqing and High Worth JV, with English translation(3)

10.9 Transferring Agreement dated May 20, 1994 among Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon, with English translation(3).

10.10 Deed dated December 5, 1994 between Oriental Win and Holdings regarding the Shareholder Loan, with supplementary documentation(3).

22                 The Company's subsidiaries are:


                                        Percentage
Name of Subsidiary                      Ownership                                        Place of Incorporation
- ------------------                      ----------                                       ----------------------
High Worth Holdings, Ltd.               100                                              British Virgin Islands

CBR Finance (B.V.I.) Ltd.               100                                              British Virgin Islands

Zhaoqing Blue Ribbon
  High Worth Brewery, Ltd.              60 (effective interest)                          People's Republic of China
  (Sino-foreign joint venture)

Zhaoqing Brewery                        60 (effective interest)                          People's Republic of China

Zhaoqing Blue Ribbon
  Brewery Noble, Ltd.                   24 (effective interest)                          People's Republic of China
  (Sino-foreign joint venture)

Zhaoqing Blue Ribbon
  Beer Marketing Company
  Limited                               42 (effective interest)                          People's Republic of China

27      Financial Data Schedule (Electronic filing only).

(1) Filed as an Exhibit to the Company's current report on Form 8-K filed on December 30, 1994 and herein incorporated by reference.

(2) Filed as Exhibits to the Company's Registration Statement No. 33-26617A on Form S-18 filed January 19, 1989 and herein incorporated by reference.

(3) Filed as Exhibits to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994.

(b) No Reports on Form 8-K were filed during or related to the fourth quarter of 1995.

                                   SIGNATURES
                                   ----------



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CBR Brewing Company, Inc.


Date:  June 5, 1996                      By: /s/ John Zhao Li
                                             ----------------------------------
                                             John Zhao Li, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 5, 1996                    By: /s/ John Zhao Li
                                         ------------------------------------
                                         John Zhao Li, President and Director


Date: June 5, 1996                    By: /s/ Ge Ming
                                         ------------------------------------
                                         Ge Ming, Chief Financial Officer
                                         and Chief Accounting Officer

Date: June 5, 1996                    By: /s/ Kevin Sheung Wai Chan
                                         ------------------------------------
                                         Kevin Sheung Wai Chan, Director

Date: June 5, 1996                    By: /s/ Niu Zi Hang
                                         ------------------------------------
                                         Niu Zi Hang, Director

Date: June 5, 1996                    By: /s/ Liu Yun Zhong
                                         ------------------------------------
                                          Liu Yun Zhong, Director

Date: June 5, 1996                    By: /s/ Victor Choi
                                         ------------------------------------
                                          Victor Choi, Director

Date: June 5, 1996                    By: /s/ Wong Lee Tak
                                         ------------------------------------
                                         Wong Lee Tak, Director

Date: June 5, 1996                    By:  /s/ Chan Chung
                                         ------------------------------------
                                           Chan Chung, Director

                          Audited Financial Statements


                           CBR BREWING COMPANY, INC.

                           December 31, 1995 and 1994



                                 ERNST & YOUNG

                                   HONG KONG

                           CBR BREWING COMPANY, INC.

                                    CONTENTS


                                                                    Pages
                                                                    -----

REPORT OF INDEPENDENT AUDITORS                                        C-1

FINANCIAL STATEMENTS

Consolidated balance sheets                                           C-2

Consolidated statements of income                                     C-3

Consolidated statements of changes in shareholders' equity            C-4

Consolidated statements of cash flows                                 C-5

Notes to consolidated financial statements                     C-6 - C-22

                         REPORT OF INDEPENDENT AUDITORS



To the shareholders of
CBR Brewing Company, Inc.


We have audited the accompanying consolidated balance sheets of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1995 and 1994, the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1995 and the period from October 31, 1994 to December 31, 1994. These financial statements are the responsibility of CBR Brewing Company, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the year ended December 31, 1995 and the period from October 31, 1994 to December 31, 1994 in conformity with generally accepted accounting principles in the United States of America.


                                                                   Ernst & Young

Hong Kong
March 28, 1996

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994

                                                    Notes          1995          1994         1995
                                                                    RMB           RMB          USD
ASSETS
Current assets:
  Cash                                                       57,448,305     7,397,927    6,904,844
  Accounts receivable                                   4   158,677,644       927,248   19,071,832
  Inventories                                           5    56,838,801    16,110,606    6,831,587
  Prepayments, deposits and other receivables                 7,423,161     2,125,180      892,207
  Due from related companies                           18    46,411,779             -    5,578,339
                                                            -----------   -----------   ----------
Total current assets                                        326,799,690    26,560,961   39,278,809

Deferred tax assets                                    12        48,444     1,048,444        5,823
Property, plant and equipment, net                      6   197,308,264   112,366,132   23,714,936
Interests in an associated company                      7   222,742,476   217,173,987   26,771,932
                                                            -----------   -----------   ----------
Total assets                                                746,898,874   357,149,524   89,771,500
                                                            ===========   ===========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loans                                            8    32,574,400     8,595,000    3,915,192
  Other loans                                           9             -     5,000,000            -
  Obligation under capital lease                       10     5,634,848     3,651,607      677,265
  Deposits received from customers                          123,817,626     3,954,078   14,881,926
  Accounts payable and accrued liabilities                   56,279,181    22,081,062    6,764,325
  Due to related companies                             18    18,629,685     5,430,655    2,239,145
  Due to an associated company                              154,185,606             -   18,531,924
  Sales taxes payable                                  11    33,233,897    18,819,153    3,994,459
                                                            -----------   -----------   ----------
Total current liabilities                                   424,355,243    67,531,555   51,004,236
Long term liabilities:
  Bank loans                                            8             -    18,000,000            -
  Shareholder's loan                                   13    73,794,948    74,947,990    8,869,585
  Obligation under capital lease                       10    24,897,291     9,866,856    2,992,463
                                                            -----------   -----------   ----------
Total long term liabilities                                  98,692,239   102,814,846   11,862,048
Minority interests                                           96,474,719    79,052,418   11,595,519
Shareholders' equity:
Capital stock - common stock
  Class A par value US$0.0001 each, 90,000,000
    (1994: 95,000,000) shares authorized,
    5,000,013 shares outstanding                                  4,265         4,265          513
  Class B par value US$0.0001 each, 10,000,000
    (1994: 5,000,000) shares authorized,
    3,000,000 shares outstanding                                  2,559         2,559          307
Additional paid-in capital                                  104,030,194   104,030,194   12,503,629
Reserve funds                                                 2,159,613       219,062      259,570
Retained earnings                                            21,180,042     3,494,625    2,545,678
                                                            -----------   -----------   ----------
Total shareholders' equity                                  127,376,673   107,750,705   15,309,697
                                                            -----------   -----------   ----------
Total liabilities and shareholders' equity                  746,898,874   357,149,524   89,771,500
                                                            ===========   ===========   ==========

             The consolidated financial statements were approved by the board of directors of CBR Brewing Company, Inc. on March 28, 1996.

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

            FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE PERIOD FROM
                     OCTOBER 31, 1994 TO DECEMBER 31, 1994

                                                                            Period from
                                                                            October 31,
                                                             Year ended          1994 to     Year ended
                                                           December 31,    December 31,    December 31,
                                                   Notes           1995            1994            1995
                                                                    RMB             RMB             USD

Sales                                                       580,260,386      12,562,589      69,742,835
Sales taxes                                           11    (13,473,447)     (1,161,783)    ( 1,619,405)
                                                           ------------     -----------    ------------

Sales, net of sales taxes                                   566,786,939      11,400,806      68,123,430
Cost of sales, including inventory purchased
  from related companies of RMB417,171,460
  and RMB450,961; and royalty fee paid to
  related company of RMB3,454,067 and nil                  (495,653,406)    ( 7,174,417)    (59,573,727)
                                                           ------------     -----------    ------------

Gross profit                                                 71,133,533       4,226,389       8,549,703

Expenses:
  Selling and administrative expenses                       (64,675,128)     (1,248,302)     (7,773,453)
                                                           ------------     -----------    ------------

Operating income                                              6,458,405       2,978,087         776,250

Other income:
  Foreign exchange gains                                      1,614,652       1,217,119         194,069

Other expenses:
  Corporate reorganisation expenses                                   -      (2,551,921)              -
  Loss on disposal of property, plant
     and equipment                                           (1,001,788)       (394,988)       (120,407)
  Interest expense, including interest
    expense paid or payable to related
    companies of nil and RMB328,207                          (3,236,058)     (1,317,178)       (388,949)
                                                           ------------     -----------    ------------

Total other expenses                                         (4,237,846)     (4,264,087)       (509,356)
                                                           ------------     -----------    ------------

Profit/(loss) before income taxes                             3,835,211         (68,881)        460,963
Income taxes                                          12     (1,000,000)              -        (120,192)
                                                           ------------     -----------    ------------

Profit/(loss) before equity in earnings of an
  associated company                                          2,835,211         (68,881)        340,771
Equity in earnings of an associated company            7     34,213,058       7,812,392       4,112,146
                                                           ------------     -----------    ------------

Net income before minority interests                         37,048,269       7,743,511       4,452,917
Minority interests                                          (17,422,301)     (4,029,824)     (2,094,027)
                                                           ------------     -----------    ------------

Net income for the year/period                               19,625,968       3,713,687       2,358,890
                                                           ============     ===========    ============
Net income per share                                               2.45            0.46            0.30
                                                           ============     ===========    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

  FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE PERIOD FROM OCTOBER 31, 1994 TO
                               DECEMBER 31, 1994


                                              Number of           Par value of
                                       shares of common stock    US$0.0001 each     Additional
                                        Class A      Class B    Class A   Class B   paid-in       Reserve      Retained
                                         common      common     common    common    capital       funds        earnings
                                                                RMB       RMB       RMB           RMB          RMB
                                                                                                  (Note 15)    (Note 15)

At November 1, 1994                             -           -         -         -             -           -             -
Issue of common stock to the
  Company's existing stockholders         155,013           -       132         -     1,077,785           -             -
Issue of common stock to merchant
  bankers, consultants and
  several executives of the
  Company                                 645,000           -       550         -     2,756,710           -             -
Issue of common stock in
  consideration for the entire
  issued share capital of
  High Worth Holdings Limited           4,200,000   3,000,000     3,583     2,559   100,195,699           -             -
Net income for the period                       -           -         -         -             -           -     3,713,687
Appropriation                                   -           -         -         -             -     219,062      (219,062)
                                       ----------   ---------   -------   -------   -----------   ---------    ----------
At January 1, 1995                      5,000,013   3,000,000     4,265     2,559   104,030,194     219,062     3,494,625
Net income for the year                         -           -         -         -             -           -    19,625,968
Appropriation                                   -           -         -         -             -   1,940,551    (1,940,551)
                                       ----------   ---------   -------   -------   -----------   ---------    ----------

At December 31, 1995                    5,000,013   3,000,000     4,265     2,559   104,030,194   2,159,613    21,180,042
                                       ==========   =========   =======   =======   ===========   =========    ==========

Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to two votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holders.

On March 31, 1995, the Company changed the authorised share capital of Class A common stock from 95,000,000 shares to 90,000,000 shares and Class B common stock from 5,000,000 shares to 10,000,000 shares.

       The accompanying notes are an integral part of the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE PERIOD FROM
                     OCTOBER 31, 1994 TO DECEMBER 31, 1994

                                                                              Period from
                                                                              October 31,
                                                               Year ended         1994 to      Year ended
                                                             December 31,    December 31,    December 31,
                                                                     1995            1994            1995
                                                                      RMB             RMB             USD
Cash flows from operating activities:
  Net income                                                   19,625,968       3,713,687       2,358,890
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Minority interests                                       17,422,301       4,029,824       2,094,027
      Equity in earnings of an associated company             (34,213,058)     (7,812,392)     (4,112,146)
      Depreciation and amortization                             9,459,519         606,130       1,136,961
      Loss on disposal of property, plant and equipment         1,001,788         394,988         120,407
      Foreign exchange gains                                   (1,737,759)     (1,141,284)       (208,865)
      Deferred income taxes                                     1,000,000               -         120,192
      Corporate reorganisation expenses                                 -       2,551,921               -
      Allowance for doubtful debts                              5,600,000               -         673,077
                                                             ------------     -----------     -----------
                                                               18,158,759       2,342,874       2,182,543
Changes in working capital:
  (Increase)/decrease in accounts receivable                 (163,350,396)        108,264     (19,633,461)
  Increase in inventories                                     (40,728,195)     (4,067,782)     (4,895,216)
  (Increase)/decrease in prepayments, deposits
    and other receivables                                      (5,297,981)      1,098,544        (636,777)
  Increase in amount due to related companies                           -       2,446,970               -
  Increase/(decrease) in deposits received from
    customers                                                 119,863,548      (6,418,891)     14,406,677
  Increase in accounts payable and accrued liabilities         27,746,442         422,196       3,334,909
  Increase in amount due to an associate company              154,185,606               -      18,531,923
  Increase/(decrease) in sales taxes payable                   14,414,744      (1,891,878)      1,732,541
                                                             ------------     -----------     -----------
Net cash provided/(used) by operating activities              124,992,527      (5,968,703)     15,023,139
Cash flows from investing activities:
  Dividend received from an associated company                 28,644,569               -       3,442,857
  Increase in amount due from related companies               (46,411,779)              -     ( 5,578,339)
  Purchases of property, plant and equipment                  (89,365,441)     (8,076,187)    (10,741,039)
  Purchase of subsidiaries                                              -       7,584,942               -
  Proceeds from disposal of property, plant
    and equipment                                                 413,679         991,973          49,721
                                                             ------------     -----------     -----------
Net cash provided/(used) by investing activities             (106,718,972)        500,728     (12,826,800)
Cash flows from financing activities:
  New bank loans                                               22,574,400       8,595,000       2,713,269
  New other loans                                                       -       5,000,000               -
  New loans for leased assets                                  21,250,000               -       2,554,087
  Increase in amount due to related companies                  13,199,030               -       1,586,423
  Repayment of bank loans                                     (16,595,000)       (150,000)    ( 1,994,591)
  Repayment of other loans                                     (5,000,000)              -     (   600,962)
  Repayment of obligation under capital lease                  (3,651,607)       (579,098)    (   438,895)
                                                             ------------     -----------     -----------
Net cash provided by financing activities                      31,776,823      12,865,902       3,819,331
                                                             ------------     -----------     -----------
Net increase in cash                                           50,050,378       7,397,927       6,015,670
Cash at beginning of year/period                                7,397,927               -         889,174
                                                             ------------     -----------     -----------
Cash at end of year/period                                     57,448,305       7,397,927       6,904,844
                                                             ============     ===========     ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

     CBR Brewing Company, Inc. (the "Company"), formerly Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. The Company and its subsidiaries are collectively referred to as the "Group".

     The Company is a holding company and its principal subsidiaries are engaged in the production and sale of beer and beer products in the People's Republic of China (the "PRC").

     On December 16, 1994, the Company issued 3,960,000 shares of Class A common stock and 3,000,000 shares of Class B common stock to Oriental Win Holdings Ltd. ("Oriental Win") and 240,000 shares of Class A common stock to Goldchamp Limited ("Goldchamp") in consideration for the entire issued share capital of High Worth Holdings Limited ("High Worth Holdings"). Upon completion of the share exchange on December 16, 1994, High Worth Holdings became a wholly-owned subsidiary of the Company. The Company is a holding company and its principal subidiaries are engaged in the production and sale of beer and beer products in the PRC.

     This transaction has been treated as a recapitalisation of High Worth Holdings with High Worth Holdings as the acquirer (reverse acquisition). The historical financial statements prior to December 16, 1994 are those of High Worth Holdings.

     High Worth Holdings is a holding company formed solely to effect the acquisition of a 60% interest in Zhao Qing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery"). High Worth Brewery is a Sino-foreign equity joint venture enterprise registered in the PRC on July 2, 1994 in which Star Quality Limited ("Star Quality"), Guang Dong Blue Ribbon Group Co. Ltd. ("Blue Ribbon Group") and High Worth Holdings each hold 38%, 2% and 60% interests, respectively. During the year ended December 31, 1995, Star Quality transferred its 38% interest to Blue Ribbon Group. Accordingly, Blue Ribbon Group and High Worth Holdings each hold 40% and 60% interests, respectively. Apart from the investment in High Worth Brewery which was partly financed by a loan from Oriental Win, High Worth Holdings has no other significant assets and liabilities. The following is a summary of the acquisition undertaken by High Worth Holdings, through its subsidiary, High Worth Brewery, during the period ended December 31, 1994.

     On October 31, 1994, High Worth Brewery acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Blue Ribbon Noble"). The consideration for the acquisition of an effective 60% interest in Zhaoqing Brewery by High Worth Holdings was approximately US$20 million. Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth Brewery, Zhaoqing Brewery was the then wholly-owned subsidiary of Blue Ribbon Group. Blue Ribbon Noble is a Sino-foreign equity joint venture enterprise registered in the PRC on October 8, 1993 in which Goldjinsheng Holding Limited, an unrelated party, and Zhaoqing Brewery each hold 60% and 40% interests, respectively. Zhaoqing Brewery and Blue Ribbon Noble are both engaged in the production and sale of beer and beer products in the PRC.

     Commencing from April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and started to produce Blue Ribbon beer. Pursuant to the terms of the sublicense agreement, Zhaoqing Brewery was granted by Blue Ribbon Group the right for the production and distribution of Blue Ribbon beer under Pabst trademarks in the PRC at royalty fee of US$11.70 for each ton produced.

     Blue Ribbon Noble's principal line of product is Blue Ribbon beer under Pabst trademarks which were granted by Blue Ribbon Group. Pursuant to the terms of the sublicense agreement, Blue Ribbon Noble was granted by Blue Ribbon Group the right in the PRC to use the two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, the Blue Ribbon Noble is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

     On February 19, 1995, Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing") owned as to 70% by Zhaoqing Brewery and 30% by Blue Ribbon Group, was registered as a limited company to conduct the distribution, marketing and promotion of beer products produced by Zhaoqing Brewery and Blue Ribbon Noble. Blue Ribbon Marketing commenced to purchase beer products from Zhaoqing Brewery and Blue Ribbon Noble in April 1995 and July 1995, respectively. Its principal trading product is Blue Ribbon beer which constitutes approximately 72% of the Group's sales. Blue Ribbon Marketing is also engaged in the trading of mineral water and non-carbonated soft drinks purchased from Blue Ribbon Group and its group of companies.

     On April 5, 1995, CBR Finance (BVI) Ltd. ("Finance Company"), which is wholly owned by the Company, was incorporated in the British Virgin Islands ("BVI"). Finance Company remained dormant upon incorporation.

     The following unaudited consolidation pro forma information for the years ended December 31, 1994 and 1993 is prepared on the basis as if the acquisition of a 60% interest in Zhaoqing Brewery had occurred on January 1, 1993, including the beginning of the tax exemption period. This information is extracted from the Group's unaudited pro forma financial statements which have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisition been in effect on January 1, 1993 or which may occur in the future. The pro forma information does not include the effect of Blue Ribbon Marketing.

                                     1994         1993
                                      RMB          RMB
                                Unaudited    Unaudited

Sales, net of sales taxes      68,088,628   63,175,224
                               ==========   ==========

Net income                     29,097,029   17,005,664
                               ==========   ==========

Net income per share                 3.64         2.13
                               ==========   ==========

NOTE 2 - BASIS OF PRESENTATION

     The acquisition of a 60% interest in Zhaoqing Brewery by High Worth Holdings on October 31, 1994, as more fully described in note 1, has been accounted for in the consolidated financial statements using the purchase method of accounting. Since the Company had no operations prior to this acquisition, the Company's consolidated financial statements were prepared for the period from October 31, 1994 (the date of acquisition of Zhaoqing Brewery) to December 31, 1994 to reflect the post-acquisition consolidated operating results of Zhaoqing Brewery attributable to the Company for the period ended December 31, 1994.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the preparation of the statutory financial statements of each relevant PRC subsidiary which are prepared in accordance with the accounting principles and relevant financial regulations established by the Ministry of Finance of the PRC.

     The major adjustments made to the relevant PRC statutory financial statements to conform to US GAAP include the following:

     . The reclassification of certain expense items from income appropriations to charges against income;

     . Adjustment for sales, other income and purchases recognized on a cash basis;

     .  Adjustment for depreciation charges;

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BASIS OF PRESENTATION (continued)

     .  Adjustment for deferred taxation; and

     .  Adjustment for revaluation of fixed assets.

     The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Group has a net current liability position at December 31, 1994 and 1995 as Oriental Win, the Company's principal shareholder, and Blue Ribbon Group have undertaken to provide continuing financial support.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  Basis of accounting

               The consolidated financial statements have been prepared under the historical cost convention.

          (b)  Consolidation principles

               The consolidated financial statements include the financial statements of the Company and its subsidiaries which are more than 50% owned. All material intercompany accounts and transactions are eliminated on consolidation.

               Investments, in which the Company exercises significant influence but does not own greater than a 50% voting interest, are accounted for under the equity basis.

          (c)  Revenue recognition

               Sales represent the net invoiced value of goods sold, net of returns and allowances. Sales are recognised upon delivery of goods to customers.

          (d)  Inventories

               Inventories are stated at the lower of cost and market value. Cost, which comprises direct materials and, where applicable, direct labour costs and those overhead items that have been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method.

          (e)  Property, plant and equipment

               Property, plant and equipment are stated at cost less allowance for depreciation and amortization.

               Depreciation and amortization are provided using the straight-line method to write off the cost of property, plant and equipment over their estimated useful lives. The estimated useful lives are as follows:

               Land use rights                       50 years
               Buildings                             50 years
               Plant, machinery and equipment        5 - 15 years
               Motor vehicles                        5 - 10 years

               According to the laws of the PRC, the title to all PRC land is retained by the PRC government. The land use rights, which represent the cost for the rights to use the land for premises granted by the State Land Administration Bureau, have no definite term of use. The land use rights are stated at cost and are amortised over 50 years on the same basis as the buildings.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

               Construction in progress represents buildings, plant under construction and deposits and prepayments made on machinery pending installation. Cost comprises direct costs of construction and finance expenses arising from borrowings used to finance the construction of buildings and plant and machinery until the construction, installation and testing is complete. The amount of finance expenses capitalised is the interest cost which could theoretically have been avoided if the expenditure on the qualifying asset had not been made.

               No depreciation is provided on construction in progress until the relevant assets have been put into commercial use.

          (f)  Leased assets

               Leases that transfer substantially all the rewards and risks of ownership of assets to the Group are accounted for as capital leases. At the inception of a capital lease, the cost of the leased asset is capitalised at the present value of the minimum lease payments and recorded together with the obligation, excluding the interest element, to reflect the purchase and financing. Assets held under capital leases are included in property, plant and equipment and are depreciated over the estimated useful lives.

          (g)  Advertising expenses

               Advertising expenses are charged to the statements of income as incurred.

          (h)  Income taxes

               Income taxes are determined under the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

          (i)  Foreign currency translation

               In preparing the consolidated financial statements, the financial statements of the Group are measured using Renminbi as the functional currency. All foreign currency transactions are translated into Renminbi using the applicable rates of exchange, quoted by the Zhaoqing foreign exchange adjustment center (the "swap center"). Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange quoted by the swap center prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the statements of income for the period in which they occur.

               The Company's share capital is denominated in United States dollars ("USD") and for reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

               Translation of amounts from Renminbi ("RMB") into United States dollars for the convenience of the reader has been made at the swap center rate as quoted by the People's Bank of China on December 31, 1995 of USD1.00 = RMB8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (j)  Net income per share

               The calculation of net income per share is based on the net income for the year ended December 31, 1995 of RMB19,625,968 (Period ended December 31, 1994: RMB3,713,687) and the 8,000,013 (1994: 8,000,013) shares of common stock issued and outstanding as of December 31, 1995.

          (k)  Use of estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 4 - ACCOUNTS RECEIVABLE
         Accounts receivable comprises:

                                                          1995          1994
                                                           RMB           RMB

          Accounts receivables - trade             164,277,644       927,248
          Less : Provision for doubtful
                 accounts                           (5,600,000)            -
                                                   -----------    ----------

                                                   158,677,644       927,248
                                                   ===========    ==========

          Movement of provision for doubtful
           account
                                                          1995          1994
                                                           RMB           RMB
          Doubtful accounts provided
           during the year and as at
           December 31,                              5,600,000             -
                                                   ===========    ==========


NOTE 5 -  INVENTORIES

                                                          1995          1994
                                                           RMB           RMB

          Raw materials                             14,154,395     6,953,480
          Work in progress                           3,713,686     2,156,171
          Finished goods                            38,970,720     7,000,955
                                                   -----------    ----------

                                                    56,838,801    16,110,606
                                                   ===========    ==========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                                 1995          1994
                                                                  RMB           RMB

          At cost:
            Land use rights and buildings                  44,776,692    43,266,975
            Plant, machinery and equipment                 72,235,275    55,625,970
            Motor vehicles                                  3,950,171     1,092,768
            Construction in progress                       84,573,286    12,986,549
                                                          -----------   -----------
                                                          205,535,424   112,972,262
                                                          -----------   -----------

          Accumulated depreciation and amortization:
            Land use rights and buildings                   1,088,171       144,275
            Plant, machinery and equipment                  6,470,764       445,797
            Motor vehicles                                    668,225        16,058
                                                          -----------   -----------
                                                            8,227,160       606,130
                                                          -----------   -----------

          Net book value                                  197,308,264   112,366,132
                                                          ===========   ===========

          Interest capitalised for construction in progress for the year ended December 31, 1995 amounted to RMB7,595,604 (Period ended December 31, 1994:
RMB44,820).

          The analysis of the Group's cost and accumulated depreciation and amortization of property, plant and equipment held under capital leases at the balance sheet date is set out below:

                                                                1995         1994
                                                                 RMB          RMB

          At cost:
            Plant, machinery and equipment                33,747,792   14,573,648
            Construction in progress                               -    1,897,257
                                                          ----------   ----------
                                                          33,747,792   16,470,905

          Accumulated depreciation and amortization:
            Plant, machinery and equipment                 2,195,237      129,705
                                                          ----------   ----------

          Net book value                                  31,552,555   16,341,200
                                                          ==========   ==========

          Depreciation and amortization charges in respect of property, plant and equipment held under capital leases for the year ended December 31, 1995 amounted to RMB2,065,532 (Period ended December 31, 1994: RMB129,705).

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 - INTERESTS IN AN ASSOCIATED COMPANY

                                                         1995          1994
                                                          RMB           RMB
          Unlisted investment, at cost            209,361,595   209,361,595
          The Group's share of undistributed
            post acquisition earnings of
            an associated company                  13,380,881     7,812,392
                                                  -----------   -----------

                                                  222,742,476   217,173,987
                                                  ===========   ===========

          The unlisted investment represents the Group's 40% equity interest in Blue Ribbon Noble held by a 60% owned subsidiary. Please refer to note 1 to the consolidated financial statements for a description of its principal activities.

           Upon the acquisition of Blue Ribbon Noble by the Group on October 31, 1994, the Group's share of the underlying net assets of the associated company exceeded the Group's investment by approximately RMB20 million. This difference is being amortised to income over 20 years.

           Due to an associated company principally represented the balance arising from the purchases of raw materials. The balance is unsecured, interest-free and repayable on demand.

      The summarized information of Blue Ribbon Noble are:

                                                         1995          1994
                                                          RMB           RMB
          Balance sheet
          -------------

          Current assets                          349,596,574   327,716,783
          Property, plant and equipment           462,021,855   461,959,504
                                                  -----------   -----------

          Total assets                            811,618,429   789,676,287
                                                  ===========   ===========


          Current liabilities                     189,758,137   192,855,162
          Deferred income taxes                     5,500,000     3,300,000
               Equity                             616,360,292   593,521,125
                                                  -----------   -----------

          Total liabilities and equity            811,618,429   789,676,287
                                                  ===========   ===========

          Statement of income
          -------------------

          Sales, net of sales taxes               681,724,168   126,438,179
                                                  ===========   ===========

          Gross profit                            155,864,163    36,414,406
                                                  ===========   ===========

          Net income                               94,450,587    19,530,979
                                                  ===========   ===========

          The Group's share of net income
           after the deduction of unrealised
           intercompany profit                     34,213,058     7,812,392
                                                  ===========   ===========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - BANK LOANS

                                                         1995           1994
                                                          RMB            RMB
          Secured long term bank loans                      -     18,000,000
          Secured short term bank loans            24,000,000              -
          Unsecured short term bank loans           8,574,400      8,595,000
                                                  -----------    -----------

                                                   32,574,400     26,595,000
          Portion classified as current
           liabilities                            (32,574,400)    (8,595,000)
                                                  -----------    -----------

          Long term portion                                 -     18,000,000
                                                  ===========    ===========

          The bank loans of RMB24,000,000 (1994: RMB18,000,000) are secured by certain property, plant and equipment of the Group (see note 22), bear fixed interest rate ranging from 10.8% to 14.5% (1994: fixed rate at 12.1%) per annum and are wholly repayable in 1996. The weighted average interest rate as of December 31, 1995 is 13.1% (1994: 12.1%) per annum.

          The unsecured bank loans of RMB5,574,400 and RMB3,000,000 bear fixed interest rate at 10.8% (1994: 12.0%) and 12.1% (1994: 12.0%) per annum, respectively. The outstanding balance in respect of unsecured bank loans denominated in United States dollars was equivalent to RMB5,574,400 (1994:
RMB8,595,000). The weighted average interest rate as of December 31, 1995 is 11.3% (1994: 12.0%) per annum.


NOTE 9 - OTHER LOANS

          The other loans as of December 31, 1994 included short term debentures of RMB3,000,000 which were unsecured, bore fixed interest rate at 14.0% per annum and were wholly redeemable in 1995.

          The remaining balance of other loans as of December 31, 1994 of RMB2,000,000 were unsecured, bore fixed interest rate at 2.1% per month and were wholly repayable in 1995.

          The weighted average interest rate for other loans as of December 31, 1994 was 18.5% per annum.


NOTE 10 - OBLIGATION UNDER CAPITAL LEASE

          The details of collaterialized property, plant and equipment held under capital leases are disclosed in note 6 to the consolidated financial statements.

          The obligation under capital lease as of December 31, 1995 bears fixed interest of 14.2% (1994: ranging from 12.7% to 14.0%) per annum and floating interest rates ranging from 1.75% to 2.25% (1994: 1.75%) over LIBOR per annum and are repayable semi-annually to 1998 and 2000, respectively. As of December 31, 1995, the floating interest rates are ranged from 7.6% to 7.9% (1994: 7.1%). The outstanding balances in respect of obligation under capital lease denominated in United States dollars are equivalent to RMB29,421,907 (1994:
RMB9,869,555).

          The obligation under capital lease maturing during each of the years in the five year period subsequent to the balance sheet date are:

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 10 - OBLIGATION UNDER CAPITAL LEASE (continued)

                                                        1995
                                                         RMB
          Year ending December 31,
          1996                                     8,012,380
          1997                                    10,762,632
          1998                                     8,354,603
          1999                                     6,164,585
          2000                                     2,912,229
                                                  ----------
                                                  36,206,429
          Implicit interest                       (5,674,290)
                                                  ----------
                                                  30,532,139
          Portion classified as current
           liabilities                            (5,634,848)
                                                  ----------

          Long term portion                       24,897,291
                                                  ===========

NOTE 11 -  SALES TAXES

          The Group is subject to three kinds of sales taxes, being the value added tax ("VAT"), the consumption tax and other sales taxes. The applicable VAT tax rate is 17% for beverage products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant invoices in support. VAT is collected from customers by the Group on behalf of the PRC tax authorities and is therefore not expensed to the statement of income. The applicable consumption tax rate in respect of brewery products produced and sold by brewing company is RMB220 (1994: RMB220) per ton and nil for the trading of brewery products. No consumption tax is levied on non-alcoholic beverage products. The consumption tax expensed to the statement of income is determined based on the volume of sales of brewing company within the PRC and exported goods are exempt. The other sales taxes are assessed as a percentage of consumption tax and VAT.


NOTE 12 - INCOME TAXES

          The board of directors of the Company has undertaken to permanently reinvest all the income attributable to the Company earned by High Worth Brewery, its PRC subsidiary, Zhaoqing Brewery, Blue Ribbon Marketing and Blue Ribbon Noble, the associated company of Zhaoqing Brewery, for the period from October 31, 1994 to December 31, 1995. Accordingly, no United States tax attributable to the earnings of High Worth Brewery is provided. At December 31, 1994 and 1995, the Group's share on distributable profits for Zhaoqing Brewery, its subsidiary and associated company approximately amounted to RMB4,083,000 and RMB40,643,000, respectively. However, the determination of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries and foreign associated company is not practicable.

          The Group's investments in PRC subsidiaries are held by High Worth Holdings, a company incorporated in the BVI. Under current BVI laws, dividends and capital gains arising from the BVI subsidiary's investments are not subject to income taxes, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

          No income tax is provided on the Company, High Worth Holdings and Finance Company as the respective companies did not generate any assessable profits for the year ended December 31, 1995 and the period ended December 31, 1994.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - INCOME TAXES (continued)

          The Company's PRC subsidiaries, High Worth Brewery, Zhaoqing Brewery, Blue Ribbon Marketing, and its associated company, Blue Ribbon Noble, are governed by the relevant income tax laws in the PRC.

          With a tax concession obtained from the tax authority, High Worth Brewery and Blue Ribbon Noble are exempt from income taxes for two financial years commencing with its first profitable year of operations, and thereafter with a 50% exemption for the next three financial years. Based on the local statutory financial statements, Blue Ribbon Noble have attained its first profitable year of operation for the year ended December 31, 1994 and December 31, 1993 respectively. As Blue Ribbon Noble only earned profits for two months in 1993, Blue Ribbon Noble has applied for an extension of the tax holiday period to 1995 which is approved by the PRC tax authority. Accordingly, no current income taxes were provided by Blue Ribbon Noble for 1994 and 1995. The aggregate income tax benefit from the tax exemption for the year amounted to approximately RMB6,300,000 (Period ended December 31, 1994: 1,300,000), representing RMB0.79 (Period ended December 31, 1994: RMB0.16) per share.

          Deferred income taxes are based on the liability method prescribed by Statement of Financial Accounting Standards No. 109. The Group's deferred tax assets mainly represents the temporary differences in respect of the revaluation of property, plant and equipment recorded on the application of the purchase method of accounting over the differences in tax.

          The reconciliation of effective income tax rates of the Group stated in the statement of income, excluding the corporate reorganization expenses, to the statutory income tax rate in the PRC is as follows:

                                                                    Two months
                                                    Year ended           ended
                                                  December 31,    December 31,
                                                          1995            1994

          Statutory tax rate                               33%             33%
          Tax holiday                                     (33%)           (33%)
          Accelerated depreciation allowances
           during the tax exemption period                 26%               -
                                                           ---             ---

                                                           26%               -
                                                           ===            ====


NOTE 13 - SHAREHOLDER'S LOAN

          The loan obtained from Oriental Win is denominated in United States dollars, unsecured, interest-free (1994: interest bearing at 3.5% per annum) and is not repayable unless alternate long term funds are available to the Group.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - FOREIGN CURRENCY EXCHANGE

          On January 1, 1994, the PRC government introduced a single rate of exchange as quoted by the People's Bank of China. The unified exchange rate is quoted at levels similar to those quoted by the swap centers. However, the unification of exchange rates does not imply full convertibility of Renminbi into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies or the swap centers at the exchange rates quoted by the People's Bank of China. In April 1994, the National Foreign Exchange Trading Center in Shanghai (the "exchange center") commenced operations. Enterprises operating in the PRC can enter into exchange transactions at the exchange center through the Bank of China or other authorized institutions. Payments for imported materials and remittances of earnings outside the PRC are subject to the availability of foreign currency which are dependent on the foreign currency denominated earnings of each relevant PRC company within the Group or must be arranged through exchange center. Approval for exchange at the exchange center is granted to enterprises in the PRC for valid reasons such as purchases of imported materials and remittance of earnings. While conversion of Renminbi into United States dollars or other foreign currencies can generally be effected at the exchange center, there is no guarantee that it can be effected at all times.

          The unified exchange rate of RMB equivalent of US$1.00 as of December 31, 1995 was 8.32.


NOTE 15 - DISTRIBUTION OF PROFITS

          The Company's ability to pay dividends is primarily dependent on the Company receiving distributions from its PRC subsidiaries through High Worth Holdings.

          Pursuant to the relevant laws and regulations of sino-foreign joint venture enterprises, the profits of High Worth Brewery, which is based on their statutory financial statements, are available for distribution in the form of cash dividends after the PRC companies satisfy all tax liabilities, provide for losses in previous years, and make appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with the PRC accounting standards and regulations.

          As stipulated by the relevant laws and regulations for enterprises operating in the PRC, Zhaoqing Brewery and Blue Ribbon Marketing are required to make annual appropriations to two reserve funds consisting of the statutory surplus and collective welfare funds. In accordance with the relevant PRC regulations and the companies' articles of association, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies. Based on the business licences as of December 31, 1995, the registered capital of Zhaoqing Brewery and Blue Ribbon Marketing were RMB33,670,000 and RMB10 million, respectively. Subject to certain restrictions as set out in the relevant PRC regulations and the companies' articles of association, the statutory surplus reserve may be distributed to equity holders in the form of bonus issues and/or dividends when such reserve exceeds 25% of the registered capital of the companies.

          The percentage of annual appropriations to statutory surplus and collective welfare funds of Zhaoqing Brewery for 1994 were 10% and 5% on the profits reported in its statutory financial statements. No appropriations to these reserve funds were made by Zhaoqing Brewery and Blue Ribbon Marketing for 1995 as the percentage of annual appropriations have not yet been determined by its board of directors.

          High Worth Brewery and Blue Ribbon Noble are also required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund are charged to the statement of income. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the companies. Under the joint venture agreement, the board of directors shall determine the appropriations having regard to the economic situation of the companies. The percentage of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund of High Worth Brewery and Blue Ribbon Noble for 1995 has already been determined by the board of directors and the appropriation has been reported in its statutory financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - DISTRIBUTION OF PROFITS (continued)

          As described in note 2 to the consolidated financial statements, the net income as reported in the US GAAP financial statements differ from those as reported in the statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. At December 31, 1994 and 1995, the Group's distributable profits approximately amounted to RMB97,000 and RMB21,180,000, respectively.

          If the Group has foreign currency available after meeting its operational needs, the Group may make its profit distributions in foreign currency to the extent it is available. Otherwise, it will be necessary to obtain approval and convert such distributions at the exchange centers.


NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

          Interest paid, net of capitalised interest during the year ended December 31, 1995 amounted to RMB6,886,576 (Period ended December 31, 1994:
RMB618,571).

          The major non-cash transactions undertaken by the Group for the year ended December 31, 1995 and the period ended December 31, 1994 are summarised as follows:

(a) The consideration for the purchase of subsidiaries was discharged by the issuance of common stock. Further details of the acquisition is set out below.

                                                                RMB
          Fair value of net assets acquired:
            Cash                                          7,584,942
            Accounts receivable                           1,035,512
            Inventories                                  12,033,824
            Prepayment and deposits                         602,672
            Other receivables                             2,621,052
            Deferred tax assets                           1,048,444
            Property, plant and equipment               106,283,036
            Interest in an associated company           209,361,595
            Bank loans                                  (18,150,000)
            Lease payables                              (14,529,275)
            Deposits received from customers            (10,372,969)
            Accounts payable and accrued liabilities    (21,658,866)
            Due to a related company                     (2,983,685)
            Sales taxes payable                         (20,711,031)
            Shareholder's loan                          (75,657,560)
            Minority interests                          (75,022,594)
                                                        -----------

                                                        101,485,097
                                                        ===========

          Discharged by:
            Common stock issued                         101,485,097
                                                        ===========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (continued)

(b) Corporate reorganization expenses incurred of RMB2,551,921 were discharged by common stock issued and allotted.


NOTE 17 - ADVERTISING EXPENSES

          The Group incurred advertising expenses of RMB18,793,663 (Period ended December 31, 1994: RMB1,157,766) for the year ended December 31, 1995.


NOTE 18 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

          (a)  Purchases of packing materials

               During the year ended December 31, 1995, the Group purchased packaging materials from Blue Ribbon Group and its group of companies amounting to RMB27,657,968 (Period ended December 31, 1994: RMB450,961).

          (b)  Purchases of non-alcoholic beverage

               During the year ended December 31, 1995, the Group purchased non-alcoholic beverage from Blue Ribbon Group and its group of companies amounting to RMB61,708,086 (Period ended December 31, 1994: Nil) for resale.

          (c)  Purchases of beer products

               During the year ended December 31, 1995, the Group purchased beer products from Blue Ribbon Noble amounting to RMB327,805,406 (Period ended December 31, 1994: Nil) for resale.

          (d)  Interest expenses

               The interest expense of RMB3,091,364 and RMB328,207 were payable to Blue Ribbon Group and related companies for the amount advanced which is more fully disclosed in (f) and (g) below.

          (e)  Royalty fee

               During the year ended December 31, 1995, the royalty fee of RMB3,454,067 (Period ended December 31, 1994: Nil) was payable to Blue Ribbon Group in respect of the right to use Pabst trademarks in the Guangdong Province of the PRC.

          (f)  Due from related companies

               The amounts due from related companies mainly represented receivable balances from Blue Ribbon Group and its group of companies.

               The balances with Blue Ribbon Group and its group of companies principally represented trade deposits received on behalf of the Group and expenses paid on their behalf. Included in the amount due from Blue Ribbon Group is the amount payable of RMB16 million to the Group, which bears interest of 15% per annum. Save aforementioned, the balance with Blue Ribbon Group is unsecured, interest-free and repayable on demand.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

          (g)  Due to related companies

               As of December 31, 1995, the amounts due to related companies mainly represented payable balances to group companies of Blue Ribbon Group, Evermoni Trading Limited ("Evermoni"), Trade Link Investment Limited ("Trade Link"), Very Temper Limited ("Very Temper") and Wealth Guide Development Limited ("Wealth Guide") amounting to approximately RMB10.5 million (1994: RMB5.4 million), RMB2.2 million (1994: Nil), RMB1.2 million (1994: Nil), RMB1.4 millon (1994: Nil) and RMB3.3 million (1994: Nil), respectively.

               Evermoni and Very Temper are beneficially held by Wong Lee Tak who is the director of the Company. Trade Link is beneficially held by Victor Choi who is the director of the Company. Wealth Guide is beneficially held by Blue Ribbon Group.

               The balances with group companies of Blue Ribbon Group, except Wealth Guide, represented the balances arising from the purchases of raw materials from them. The balances are unsecured, interest-free and repayable on demand.

               The balances with Evermoni, Trade Link, Very Temper and Wealth Guide are advances in nature. The amounts due to such related companies are unsecured, bear interest at 3% above Hong Kong dollar prime rate (as of December 31, 1995: 11.75%) and repayable in 1996.

          (h)  Shareholder's loan

               As more fully described in note 13 to the consolidated financial statements, the loan from Oriental Win is unsecured, interest-free and is not repayable unless alternate long term financing is obtained by the Group.


NOTE 19 - RETIREMENT PLAN

          The Company, High Worth Holdings, Finance Company and High Worth Brewery do not have any retirement plans in operation.

          As stipulated by the PRC government regulations, Zhaoqing Brewery and Marketing Company has defined contribution retirement plans for all their permanent staff. Zhaoqing Brewery and its staff are required to contribute to PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff. During the year ended December 31, 1995, the monthly contribution of Zhaoqing Brewery and of the permanent staff were calculated at 14.6% and 2% of the basic salary of the permanent staff, respectively. The pension costs expensed by the Group during the year ended December 31, 1995 amounted to RMB706,566 (Period ended December 31, 1994: RMB32,410).


NOTE 20 - FINANCIAL INSTRUMENTS

          The carrying amounts reported in the balance sheet for current assets and current liabilities, except for bank loans, qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. Cash denominated in foreign currency has been translated at the applicable unified exchange rate.

          The carrying values and estimated fair values of bank loans, based on the borrowing rates currently available at December 31, 1995 for borrowings with similar terms and average maturities, are RMB32,574,400 (1994: RMB26,595,000) and RMB29,251,151 (1994: RMB22,003,631), respectively. The fair value of the shareholders' loan, due to no compatible borrowing terms currently available at December 31, 1995, is not able to be determined.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 21 - CONCENTRATION OF RISKS

          The Group's operating assets and primary source of income and cash flow are its interest in the subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Group will not be adversely affected by any such change in governmental policies or any unfavourable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

          As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Group. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

          The sale and distribution of products under the "Pabst Blue Ribbon" brandname accounts for 95% of the Group's turnover.

          The Group purchases Pabst Blue Ribbon beer from Blue Ribbon Noble and recognises its heavy dependence on Blue Ribbon Noble. Stoppages of production and/or supply from Blue Ribbon Noble for reasons within or without their control could affect the Group's operation, although so far the Group has never encountered any problems in securing adequate supplies from Blue Ribbon Noble.

          The Group currently uses foreign currency to pay for imported raw materials, obtains foreign currency loans from shareholders to acquire the subsidiaries in the PRC and foreign currency loans for working capital purposes. For the relevant risk in foreign currency, please refer to note 14 for details.

          The Group's financial instruments that are exposed to concentration of credit risk consists primarily of cash and accounts receivable from customers. Cash is maintained with major banks in the PRC. The Group's business activity is with customers in the PRC. The Group periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk. As of December 31, 1995, allowance for doubtful debts of RMB5,600,000 (1994: Nil) was provided.


NOTE 22 - PLEDGE OF ASSETS

          Certain property, plant and equipment were collaterialized to banks for borrowing facilities granted to the Group, the net book value of which amounted to RMB162,554,656 (1994: RMB25,119,539) as of December 31, 1995.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23 - COMMITMENTS

          As of December 31, 1995, the Group was committed to capital expenditures of RMB43,168,954 (1994: RMB8,934,597).

          Blue Ribbon Group entered into licensing arrangements with Pabst Blue Ribbon whereby Blue Ribbon Group was granted the exclusive right to produce and market products under four specific Pabst trademarks in the PRC, the non-exclusive right to market such products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the trademarks to any other enterprise in the PRC. Pursuant to the terms of the sublicense agreement, High Worth Brewery was granted by Blue Ribbon Group the right in the Guangdong Province of the PRC to use the two specific Pabst trademarks in its production capacity for the production, promotion, distribution and sale of beer under such trademarks to a maximum production capacity of 300,000 tons per annum. In addition, Blue Ribbon Group will also grant the right to use the two specific Pabst trademarks for the production, promotion, distribution and sale of beer to High Worth Brewery or those enterprises owned by High Worth Brewery which are located outside Guangdong Province in the PRC. The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, High Worth Brewery is committed to pay Blue Ribbon Group a royalty fee of US$11.70 for each ton produced.

          A provisional agreement, subject to governmental approval, was made among CBR Brewing Company, Inc. and its subsidiary, the group companies of Noble China Inc. and Blue Ribbon Group on May 10, 1995 to the effect that:

          (a) Zhaoqing Brewery was entitled to be granted from Blue Ribbon Group the right to brew and sell beer under the Pabst Blue Ribbon label produced in its brewing facilities up to a maximum production capacity of 100,000 tons per annum.

          (b) High Worth Brewery and/or companies that High Worth Brewery has an interest was entitled to be granted a sublicense from Blue Ribbon Group with the right to produce and sell beer under the Pabst Blue Ribbon label in the Guangdong Province of the PRC ("Additional Facility") to a maximum production capacity of 300,000 tons per annum.

               In the event that High Worth Brewery desires to obtain any sublicense for any Additional Facility, Goldjinsheng Holding Limited ("Goldjinsheng") has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost in such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

          (c) High Worth Brewery granted Goldjinsheng an option to purchase up to a 40% interest in the brewery facilities operated by Zhaoqing Brewery, excluding Zhaoqing Brewery's 40% interest in Blue Ribbon Noble. This option may be exercised between August 31, 1996 and September 30, 1996. The purchase consideration for the first 30% and the remaining 10% interest is to be determined based on earning multiples of 8.5 times and 15 times, respectively, of the brewery factory's audited net income for the year ending June 30, 1997. However, the consideration shall not be less than 1.2 times of 30% of the net book value of the brewery operation for the first 30% interest and 2 times of 10% of the net book value for the remaining 10% interest.

          (d) Distribution companies owned by the Company and Blue Ribbon Noble and another marketing company owned by Blue Ribbon Group, High Worth Brewery and Goldjinsheng, will be formed, subject to the governmental approval, to handle and organise the sales of Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Blue Ribbon Noble.

          Another agreement was made among Goldjinsheng, Blue Ribbon Group and Blue Ribbon Noble on May 10, 1995 to the effect that Blue Ribbon Noble agreed to pay Blue Ribbon Group a management fee of RMB2,035,000 per annum for a period of five years.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23 -  COMMITMENTS (continued)

           As of December 31, 1995, the Group has total minimum future rental payments on the office occupied by Marketing Company of RMB447,240 (1994: Nil) for the year ending December 31, 1996.

           An agreement was made between Blue Ribbon Group and High Worth Brewery on December 31, 1995 to the effect that High Worth Brewery agreed to pay Blue Ribbon Group a management fee of RMB3,780,000 per annum for a period of three years commencing on January 1, 1996.

                             Financial Statements


                               ZHAOQING BREWERY
                (Established in the People's Republic of China)

                 For the two years ended December 31, 1993 and
                     the ten months ended October 31, 1994



                                 ERNST & YOUNG

                                   HONG KONG

                                ZHAOQING BREWERY

                                    CONTENTS


                                                          Pages
                                                          -----


REPORT OF INDEPENDENT AUDITORS                              Z-1

FINANCIAL STATEMENTS

     Consolidated balance sheet                             Z-2

     Consolidated statements of income                      Z-3

     Consolidated statements of equity                      Z-4

     Consolidated statements of cash flows            Z-5 - Z-6

     Notes to consolidated financial statements      Z-7 - Z-30

                         REPORT OF INDEPENDENT AUDITORS



To the shareholders of
CBR Brewing Company, Inc.


          We have audited the accompanying consolidated balance sheet of Zhaoqing Brewery and its subsidiaries as of December 31, 1993 and the related consolidated statements of income, equity and cash flows for each of the two years ended December 31, 1993 and the ten months ended October 31, 1994. These consolidated financial statements are the responsibility of Zhaoqing Brewery's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zhaoqing Brewery and its subsidiaries as of December 31, 1993 and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 1993 and the ten months ended October 31, 1994 in conformity with generally accepted accounting principles in the United States of America.



                                                                   Ernst & Young

Hong Kong
March 31, 1995,
Except for note 20, as to which the date is May 10, 1995

                       ZHAOQING BREWERY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            AS OF DECEMBER 31, 1993


                                                        Notes           RMB
ASSETS

Current assets:
  Cash                                                           34,899,018
  Inventories                                               4    11,478,668
  Prepayments, deposits and other receivables                     3,920,084
  Due from a related company                                2    36,000,000
                                                                -----------
Total current assets                                             86,297,770

Property, plant and equipment, net                          5    43,576,107
Interests in associated companies                           6   196,884,451
                                                                -----------

Total assets                                                    326,758,328
                                                                ===========

LIABILITIES AND EQUITY

Current liabilities:
  Bank loans                                                7    20,595,000
  Other loans                                               8    20,655,000
  Lease payables                                            9    13,629,021
  Other payables                                            2    69,980,235
  Accounts payable and accrued liabilities                        6,575,244
  Due to ultimate holding company                          15    54,945,687
  Sales taxes payable                                      10    12,635,172
                                                                -----------
Total current liabilities                                       199,015,359

Long term liabilities:
  Bank loans                                                7    23,000,000
  Lease payables                                            9     2,035,303
  Deferred income taxes                                    11     3,000,000
                                                                -----------
Total long term liabilities                                      28,035,303

Equity                                                           99,707,666
                                                                -----------

Total liabilities and equity                                    326,758,328
                                                                ===========

________________________        ________________________
Director                        Director


           The consolidated financial statements were approved by the board of directors of CBR Brewing Company, Inc. on May 10, 1995.

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE TWO YEARS ENDED DECEMBER 31, 1993 AND

                     THE TEN MONTHS ENDED OCTOBER 31, 1994


                                                          Ten months
                                                               ended                Year ended
                                                         October 31,                December 31,
                                               Notes            1994            1993            1992
                                                                 RMB             RMB             RMB

Sales                                             15      64,540,646     212,437,411      168,411,036
Sales taxes                                       10      (7,253,217)    (20,854,885)     (13,970,946)
                                                         -----------    ------------      -----------

Sales, net of sales taxes                                 57,287,429     191,582,526      154,440,090
Cost of sales                                            (38,259,757)   (102,414,835)     (83,339,108)
                                                         -----------    ------------      -----------

Gross profit                                              19,027,672      89,167,691       71,100,982

Expenses:
  Selling and administrative
    expenses                                              (7,411,628)    (22,154,219)     (20,089,452)
                                                         -----------    ------------      -----------

Operating income                                          11,616,044      67,013,472       51,011,530

Other income:
  Gain on disposal of property,
    plant, equipment and business
    of a subsidiary                                2               -      75,879,235                -
  Gain on disposal of property,
    plant and equipment                                            -         355,757                -
  Foreign exchange gains                                      67,874               -                -
                                                         -----------    ------------      -----------

Total other income                                            67,874      76,234,992                -

Other expense:
  Interest expense                                        (4,101,175)    (23,682,512)     (18,715,141)
  Foreign exchange losses                                          -     (17,825,176)     (31,560,670)
                                                         -----------    ------------      -----------

Total other expenses                                      (4,101,175)    (41,507,688)     (50,275,811)
                                                         -----------    ------------      -----------

Income before income taxes                                 7,582,743     101,740,776          735,719

Provision for deferred income taxes               11        (540,000)       (640,000)        (600,000)
                                                         -----------    ------------      -----------

Income before equity in earnings
  of associated companies                                  7,042,743     101,100,776          135,719

Equity in earnings of associated
  companies                                        6      34,969,703       5,485,716                -
                                                         -----------    ------------      -----------

Net income for the period/year                    13      42,012,446     106,586,492          135,719
                                                         ===========    ============      ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY

                 FOR THE TWO YEARS ENDED DECEMBER 31, 1993 AND
                     THE TEN MONTHS ENDED OCTOBER 31, 1994


                                                Sales tax          Statutory
                                               concession        surplus and
                                              development         collective        Capital         Retained           Reserve
                                                     fund      welfare funds        reserve         earnings             funds
                                                      RMB                RMB            RMB              RMB               RMB
                                               (Note 10)
                                               (Note 13)

At December 31, 1991                           30,874,951                  -              -      (34,922,547)      (4,047,596)

Net income for the year                                 -                  -              -          135,719          135,719
Appropriation                                  36,654,973          1,735,849              -      (38,390,822)               -
Appropriation of staff quarters
  upon corporate reorganization                         -                  -              -        2,966,949)      (2,966,949)
                                              -----------          ---------    -----------      -----------      -----------
At December 31, 1992                           67,529,924          1,735,849              -      (76,144,599)      (6,878,826)

Net income for the year                                 -                  -              -      106,586,492      106,586,492
Appropriation                                   5,700,000          2,267,875              -       (7,967,875)               -
                                              -----------          ---------    -----------      -----------      -----------
At December 31, 1993                           73,229,924          4,003,724              -       22,474,018       99,707,666

Net income for the ten months
  ended October 31, 1994                                -                  -              -       42,012,446       42,012,446
Appropriation                                           -          1,282,812              -       (1,282,812)               -
Dividends                                               -                  -              -     (105,511,921)    (105,511,921)
Capital contribution upon
  corporate reorganization
  - note 1                                              -                  -    156,339,945                -      156,339,945
Amount realized upon disposal of
  a subsidiary                                (54,233,023)                 -              -       54,233,023                -
                                              -----------          ---------    -----------      -----------      -----------

At October 31, 1994                            18,996,901          5,286,536    156,339,945       11,924,754      192,548,136
                                              ===========          =========    ===========      ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE TWO YEARS ENDED DECEMBER 31, 1993 AND
                     THE TEN MONTHS ENDED OCTOBER 31, 1994


                                                                      Ten months
                                                                           ended              Year ended
                                                                     October 31,              December 31,
                                                           Notes            1994            1993          1992
                                                                             RMB             RMB           RMB
Cash flows from operating activities:
  Net income                                                          42,012,446     106,586,492       135,719
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in earnings of associated companies                     (34,969,703)     (5,485,716)            -
      Depreciation and amortization                                    3,898,431      11,337,972    11,885,967
      Gain on disposal of property, plant,
        equipment and business of a subsidiary                 2               -     (75,879,235)            -
      Gain on disposal of property, plant
        and equipment                                                          -        (355,757)            -
      Deferred income taxes                                              540,000         640,000       600,000
      Foreign exchange losses                                                  -      17,425,333    30,347,115
                                                                     -----------     -----------    ----------
                                                                      11,481,174      54,269,089    42,968,801
Changes in working capital:
  (Increase)/decrease in accounts receivable                          (1,035,512)      3,062,763    (3,180,045)
  (Increase)/decrease in inventories                                    (555,156)      4,419,262      (243,396)
  (Increase)/decrease in prepayments, deposits
    and other receivables                                                696,360       5,652,162    (6,823,907)
  Increase in amount due from a fellow subsidiary                              -               -    (2,421,619)
  Increase in amount due from a related company                          (28,958)              -             -
  (Increase)/decrease in balances with
    ultimate holding company                                             742,529      30,421,298      (177,114)
  Increase/(decrease) in accounts payable
    and accrued liabilities                                           (1,091,439)    (19,951,503)   14,922,089
  Increase in deposits received from customers                        10,372,969               -             -
  Increase/(decrease) in amount due to a
    fellow subsidiary                                                     12,643        (437,878)      (82,049)
  Increase/(decrease) in sales taxes payable                           8,075,859      (5,122,125)      483,337
                                                                     -----------     -----------    ----------
Net cash provided by operating activities                             28,670,469      72,313,068    45,446,097
                                                                     -----------     -----------    ----------

                       ZHAOQING BREWERY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE TWO YEARS ENDED DECEMBER 31, 1993 AND
                     THE TEN MONTHS ENDED OCTOBER 31, 1994


                                                                Ten months ended              Year ended
                                                                     October 31,              December 31,
                                                           Notes            1994            1993           1992
                                                                             RMB             RMB            RMB
Cash flows from investing activities:
  Purchases of property, plant and equipment                         (10,303,054)    (97,311,649)   (77,483,587)
  Net cash outflow on disposal of a subsidiary                14(c)   (4,083,959)              -              -
  Proceeds from disposal of property, plant
    and equipment                                                              -         646,824              -
  Proceeds from disposal of property, plant,
    equipment and business of a subsidiary                      2     18,000,000     249,564,000              -
  Costs incurred for construction in progress
    of an associated company                                    2    (43,568,550)              -              -
  Loans from/(to) an associated company                               38,912,910     (48,494,458)             -
                                                                     -----------    ------------    -----------
Net cash provided by/(used in) investing activities                   (1,042,653)    104,404,717    (77,483,587)
                                                                     -----------    ------------    -----------

Cash flows from financing activities:
  New loans                                                            3,150,000      57,750,000     65,595,367
  Repayment of bank loans                                            (12,000,000)    (87,225,000)   (34,430,000)
  Repayment of other loans                                           (17,655,000)   (164,119,086)   (14,065,712)
  Repayment of lease payables                                        (12,156,742)    (13,884,645)   (10,175,042)
  Loans from/(to) ultimate holding company                           (16,429,306)     51,440,721     15,123,587
  Loans from/(to) fellow subsidiaries                                          -         275,414     (1,550,080)
                                                                     -----------    ------------    -----------
Net cash provided by/(used in) financing activities                  (55,091,048)   (155,762,596)    20,498,120
                                                                     -----------    ------------    -----------

Effect of foreign exchange rate changes on cash                                -       2,700,404        168,490
                                                                     -----------    ------------    -----------

Net increase/(decrease) in cash                                      (27,463,232)     23,655,593    (11,370,880)

Cash at beginning of period/year                                      34,899,018      11,243,425     22,614,305
                                                                     -----------    ------------    -----------

Cash at end of period/year                                             7,435,786      34,899,018     11,243,425
                                                                     ===========    ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  ORGANIZATION AND PRINCIPAL ACTIVITIES

          Zhaoqing Brewery (the "Company") was established in the People's Republic of China (the "PRC") as a State-owned enterprise in 1980. Pursuant to a reorganization implemented by the Municipality of Zhaoqing in October 1990, Guang Dong Blue Ribbon Group Co. Ltd. ("Blue Ribbon Group") (formerly Zhao Qing Blue Ribbon Group Co., Ltd.), a State-owned enterprise in the PRC, was formed and the Company then became a wholly-owned subsidiary of Blue Ribbon Group. The Company is principally engaged in the production and sale of beer and beer products in the PRC.

          Prior to October 1994, the Company owned all of the capital of Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Blue Ribbon") which was established on November 7, 1986 in the PRC for a term of fifteen years. The term was further extended to October 11, 2007 with the approval of the relevant PRC government authorities. Pabst Blue Ribbon is engaged in the production and sale of beer and beer products in the PRC. In October 1994, the remaining net assets of Pabst Blue Ribbon were disposed of as dividend to Blue Ribbon Group at its carrying value.

          Pursuant to an arrangement which changed Blue Ribbon Group from a State-owned enterprise to a share capital company in July 1992, certain assets of all group companies of Blue Ribbon Group, including those of the Company and its subsidiaries (collectively referred to as the "Group"), were revalued on a current replacement cost basis by State-owned Properties Evaluation Service of Zhaoqing Municipality as at July 31, 1992. Since there was no change in the beneficial owner of the Group before and after the arrangement, the revalued assets of the Group were restated at historical cost for the purpose of preparing these consolidated financial statements.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

          Pursuant to the joint venture agreements and with the approval of the relevant PRC government authorities, the property, plant, equipment and the business of Pabst Blue Ribbon were disposed of to Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Blue Ribbon Noble") as capital contribution to Blue Ribbon Noble, a new Sino-foreign equity joint venture enterprise registered in the PRC on October 8, 1993 in which Goldjinsheng Holding Limited, an unrelated party, and the Company each hold 60% and 40% interests, respectively. The venture term of Blue Ribbon Noble is for twenty years which term may be extended upon mutual agreement of the joint venture parties and approval from the relevant PRC government authorities. Blue Ribbon Noble is principally engaged in the production and sale of beer and beer products in the PRC and commenced business on November 6, 1993. Under the joint venture agreements, the Company is given control over the daily operations and management of Blue Ribbon Noble and decisions of the board of directors of Blue Ribbon Noble will require approval of both joint venture partners.

          Apart from the 40% interest in Blue Ribbon Noble, prior to October 1994, the Company also owned a 30% interest in Zhaoqing Blue Ribbon Beverage Co. ("Blue Ribbon Beverage"), which is a Sino-foreign equity joint venture enterprise registered in the PRC on July 18, 1993. Blue Ribbon Beverage is principally engaged in the production and sale of natural fruit juices in the PRC and commenced commercial production in July 1993. In October 1994, the Group's entire interest in Blue Ribbon Beverage was disposed of as dividend to Blue Ribbon Group at its carrying value.

          Pursuant to a corporate reorganization undertaken by Blue Ribbon Group, an additional capital contribution to the Company amounting to RMB151,348,294 was made by Blue Ribbon Group. The additional capital is not available for distribution as dividends to the equity holder.

          On October 31, 1994, High Worth Holdings Limited, a wholly-owned subsidiary of CBR Brewing Company, Inc., acquired an effective 60% interest in the Company from Blue Ribbon Group.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  BASIS OF PRESENTATION

          As more fully described in note 1, the property, plant, equipment and the business of Pabst Blue Ribbon, the Company's subsidiary, were disposed of to Blue Ribbon Noble in November 1993 as capital contribution to Blue Ribbon Noble, an associated company. Accordingly, the operating results of the business previously run by Pabst Blue Ribbon were consolidated into the consolidated financial statements up to November 1993. The operating results of the business acquired and currently run by Blue Ribbon Noble were thereafter equity accounted for in the consolidated financial statements.

          The information for the disposal of property, plant, equipment and the business of Pabst Blue Ribbon, the Company's subsidiary, to Blue Ribbon Noble, an associated company, are summarized below:

                                                                 RMB
Consideration received:
 Cash paid by Goldjinsheng Holding Limited               249,564,000
 Due from Goldjinsheng Holding Limited                    36,000,000
 40% interest in Blue Ribbon Noble                       139,789,843
                                                        ------------
                                                         425,353,843
The carrying value of net assets disposed of:
 Property, plant and equipment, including
  construction in progress at the date of disposal      (316,966,208)
 Estimated costs to completion for construction
  in progress                                            (32,508,400)
                                                        ------------

Total net assets disposed of                            (349,474,608)
                                                        ------------

Gain on disposal                                          75,879,235
                                                        ============

The anticipated costs and actual payables related to the construction in progress have been reflected in other payables on the consolidated balance sheet.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  BASIS OF PRESENTATION (continued)

          The property, plant and equipment, including construction in progress, and the business of Pabst Blue Ribbon were disposed of by the Company as a capital contribution to Blue Ribbon Noble, a company in which Goldjinsheng Holding Limited and the Company each hold 60% and 40% interests, respectively. Under the terms of the joint venture agreements, the Company, being the sole partner responsible for the overall construction of the production facilities of Blue Ribbon Noble, was responsible for the cost of completion of construction in progress in excess of RMB224 million. Blue Ribbon Group agreed to undertake any cost of completion of construction in progress in excess of RMB224 million paid by the Company.

          The amount receivable from Goldjinsheng Holding Limited is unsecured, interest-free and repayable on demand.

          On October 31, 1994, High Worth Holdings Limited, a wholly-owned subsidiary of CBR Brewing Company, Inc., acquired an effective 60% interest in the Company. Accordingly, the Company's consolidated statements of income and cash flows were prepared for the ten months ended October 31, 1994 to show the pre-acquisition consolidated operating results and cash flows of the Company prior to the acquisition.

          The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the preparation of the statutory financial statements of each company within the Group which are prepared in accordance with the accounting principles and relevant financial regulations established by the Ministry of Finance of the PRC.

          The major adjustments made to the statutory financial statements to conform to US GAAP include the following:

     . The restatement of monetary assets and liabilities denominated in foreign currencies to reflect the exchange rates quoted by the Zhaoqing foreign exchange adjustment center prevailing at the balance sheet date;

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  BASIS OF PRESENTATION (continued)

     . The restatement of certain assets of the Group revalued on July 31, 1992 to historical cost;

     . The reclassification of certain expense items from income appropriations to charges against income;

     . Adjustment for sales, other income and purchases recognized on a cash basis; and

     .    Adjustment for deferred taxation.

          The financial statements have been prepared on a going concern basis notwithstanding that the Group has a net current liability position at December 31, 1993 and October 31, 1994 as Oriental Win Holdings Ltd., its ultimate holding company, and Blue Ribbon Group have undertaken to provide continuing financial support.


NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  Basis of accounting

          The consolidated financial statements have been prepared under the historical cost convention.

          (b)  Consolidation principles

          The consolidated financial statements include the financial statements of the Company and its subsidiaries which are more than 50% owned. All material intercompany accounts and transactions are eliminated on consolidation.

          Investments, in which the Company exercises significant influence but does not own greater than a 50% voting interest, are accounted for under the equity basis.

          (c)  Revenue recognition

          Sales represent the net invoiced value of goods sold, net of returns and allowances. Sales are recognized upon delivery of goods to customers.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (d)  Inventories

          Inventories are stated at the lower of cost and market value. Cost, which comprises direct materials and, where applicable, direct labour costs and those overhead items that have been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method.

          (e)  Property, plant and equipment

          Property, plant and equipment are stated at cost less allowance for depreciation and amortization.

          Depreciation and amortization are provided using the straight-line method to write off the cost of property, plant and equipment over their estimated useful lives. The estimated useful lives are as follows:

          Land use rights          50 years
          Buildings                50 years
          Plant, machinery and
            equipment              5 - 15 years
          Motor vehicles           5 - 10 years

          (e)  Property, plant and equipment (continued)

          According to the laws of the PRC, the title to all PRC land is retained by the PRC government. The land use rights, which represent the cost for the rights to use the land for premises granted by the State Land Administration Bureau, have no definite term of use. The land use rights are stated at cost and are amortised over 50 years on the same basis as the buildings.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (continued)

          Construction in progress represents buildings, plant under construction and deposits and prepayments made on machinery pending installation. Cost comprises direct costs of construction and finance expenses arising from borrowings used to finance the construction of buildings and plant and machinery until the construction, installation and testing is complete. The amount of finance expenses capitalised is the interest cost which could theoretically have been avoided if the expenditure on the qualifying asset had not been made.

          No depreciation is provided on construction in progress until the relevant assets have been put into commercial use.

          (f)  Leased assets

          Leases that transfer substantially all the rewards and risks of ownership of assets to the Group are accounted for as capital leases. At the inception of a capital lease, the cost of the leased asset is capitalised at the present value of the minimum lease payments and recorded together with the obligation, excluding the interest element, to reflect the purchase and financing. Assets held under capital leases are included in property, plant and equipment and are depreciated over the shorter of the lease terms and the estimated useful lives.

          (g)  Income taxes

          Income taxes are determined under the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (h)  Foreign currency translation

          The financial records and the statutory financial statements of the Group are maintained in Renminbi. In preparing the statutory financial statements, foreign currency transactions and monetary assets and liabilities denominated in foreign currencies are translated into Renminbi at the rates of exchange set by the PRC government from time to time (the "official exchange rate").

          In preparing the consolidated financial statements, the financial statements of the Group are measured using Renminbi as the functional currency. All foreign currency transactions are translated into Renminbi using the applicable rates of exchange, quoted by the Zhaoqing foreign exchange adjustment center (the "swap center") for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rates of exchange quoted by the swap center prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the statements of income for the period in which they occur.

          On January 1, 1994, the PRC government abolished the dual exchange rate system, comprising the official rates and the swap center rates, and introduced a single rate of exchange as quoted by the People's Bank of China (the "unified exchange rate"). The unified exchange rate is quoted at levels similar to those quoted by the swap centers. However, the unification of exchange rates does not imply full convertibility of Renminbi into United States dollars or other foreign currencies.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -  INVENTORIES


                                 1993
                                  RMB

    Raw materials           7,500,186
    Work in progress        3,473,660
    Finished goods            504,822
                           ----------

                           11,478,668
                           ==========


NOTE 5 -  PROPERTY, PLANT AND EQUIPMENT, NET


                                                         1993
                                                          RMB
     At cost:
      Land use rights and buildings                 7,531,154
      Plant, machinery and equipment               58,839,161
      Motor vehicles                                  602,309
      Construction in progress                        530,877
                                                   ----------
                                                   67,503,501

     Accumulated depreciation and amortization:
      Land use rights and buildings                 1,543,513
      Plant, machinery and equipment               22,143,753
      Motor vehicles                                  240,128
                                                   ----------
                                                   23,927,394

     Net book value                                43,576,107
                                                   ==========

          Interest capitalised in construction in progress for the year ended December 31, 1992 amounted to RMB9,187,402. As more fully described in note 1, the property, plant and equipment, including construction in progress, of Pabst Blue Ribbon were disposed of to the Company and then to Blue Ribbon Noble. Pabst Blue Ribbon's capitalised interest in construction in progress for the period from January 1, 1993 up to November 6, 1993, the date of transfer of property, plant and equipment, amounted to RMB9,279,134.

          The analysis of the Group's cost and accumulated depreciation and amortization of property, plant and equipment held under capital leases at the balance sheet date is set out below:

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  PROPERTY, PLANT AND EQUIPMENT, NET (continued)

                                                      1993
                                                       RMB
At cost:
 Plant, machinery and equipment                 14,682,869
 Construction in progress                        1,000,000
                                                ----------
                                                15,682,869

Accumulated depreciation and amortization:
 Plant, machinery and equipment                  5,506,076
                                                ----------

Net book value                                  10,176,793
                                                ==========

          Depreciation and amortization charges in respect of property, plant and equipment held under capital leases for the years ended December 31, 1992 and 1993 and the ten months ended October 31, 1994 amounted to RMB1,730,948, RMB917,679 and RMB344,890, respectively.


NOTE 6 -  INTERESTS IN ASSOCIATED COMPANIES

                                                                1993
                                                                 RMB

     Unlisted investments, at cost                       142,904,277
     Loans to an associated company                       10,095,000
     Due from an associated company                       38,399,458
     The Group's share of post acquisition earnings
       less losses of associated companies                 5,485,716
                                                         -----------

                                                         196,884,451
                                                         ===========

          The unlisted investments as at December 31, 1993 represent the Group's 40% and 30% equity interests in Blue Ribbon Noble and Blue Ribbon Beverage respectively. Please refer to note 1 to the consolidated financial statements for description of the principal activities of the respective associated companies.

          As at December 31, 1993, the Group's share of the underlying net assets of associated companies exceeded the Group's investments by approximately RMB54,471,723. This difference is being amortised to income over 20 years.

          The Group's share of post acquisition earnings retained by associated companies as at December 31, 1993 amounted to RMB5,485,716.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -  INTERESTS IN ASSOCIATED COMPANIES (continued)

          As at December 31, 1993, the loans to and the amount due from an associated company were unsecured, interest-free and repayable on demand.

          The summarized information of Blue Ribbon Noble are:

                                                           1993
                                                            RMB

     Balance sheet
     -------------

     Current assets                                  90,359,254
     Property, plant and equipment                  473,606,583
                                                    -----------

     Total assets                                   563,965,837
                                                    ===========


     Current liabilities                             74,194,064
     Equity                                         489,771,773
                                                    -----------

     Total liabilities and equity                   563,965,837
                                                    ===========

                                      Ten months     Two months
                                           ended          ended
                                     October 31,   December 31,
                                            1994           1993
                                             RMB            RMB
     Statement of income
     -------------------

     Sales, net of sales taxes       392,693,554     66,593,478
                                     ===========   ============

     Net income                       84,218,373     13,831,773
                                     ===========   ============

          As the operating results of and the assets and liabilities of Blue Ribbon Beverage are insignificant to the Group's consolidated operating results and the assets and liabilities, no separate summarized information of Blue Ribbon Beverage is disclosed.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -  BANK LOANS

                                                           1993
                                                            RMB

     Secured bank loans (see note 18)                35,000,000
     Unsecured bank loans                             8,595,000
                                                    -----------
                                                     43,595,000

     Portion classified as current liabilities      (20,595,000)
                                                    -----------

     Long term portion                               23,000,000
                                                    ===========

          The bank loans as at December 31, 1993 bore fixed interest rates ranging from 9.4% to 12.1% per annum with varying maturities ranging from 1994 to 1996. The weighted average interest rate of the short term bank loans as at December 31, 1993 was 11.0%.

          The outstanding balances in respect of bank loans denominated in United States dollars as at December 31, 1993 were equivalent to RMB8,595,000.

          The bank loans maturing during each of the years in the five year period subsequent to the balance sheet date are:

                                               1993
                                                RMB
    Year ending December 31,
    1994                                 20,595,000
    1996                                 23,000,000
                                         ----------

                                         43,595,000
                                         ==========

NOTE 8 -  OTHER LOANS

          Other loans include short term debentures as at December 31, 1993 amounting to RMB5,000,000. The short term debentures bore interest at the weighted average rate of 10.5% per annum and were redeemable one year after issuance.

          The other loans as at December 31, 1993 were unsecured, bore fixed interest at the weighted average rate of 11.8% per annum and floating interest rates of 1.2% over LIBOR and are wholly repayable in 1994.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  LEASE PAYABLES

          The details of collateralized property, plant and equipment held under capital leases were disclosed in note 5 to the consolidated financial statements.

          The lease payables as at December 31, 1993 bore interest ranging from 5.2% to 12.7% per annum and are repayable semi-annually to 1995. The outstanding balances in respect of lease payables denominated in United States dollars as at December 31, 1993 amounted to RMB14,664,324.

          The lease payables maturing during each of the years in the five year period subsequent to the balance sheet date are:

                                                      1993
                                                       RMB
     Year ending December 31,
     1994                                       15,235,026
     1995                                        2,179,760
                                               -----------
                                                17,414,786

     Implicit interest                          (1,750,462)
                                               -----------
                                                15,664,324

     Portion classified as
      current liabilities                      (13,629,021)
                                               -----------

     Long term portion                           2,035,303
                                               ===========



NOTE 10 - SALES TAXES


                                  Ten months
                                  ended         Year ended
                                  October 31,   December 31,
                                  1994          1993           1992
                                  RMB           RMB            RMB
     Sales taxes originally
      assessed                    7,253,217     26,554,885      50,625,919
     Less: tax concession                 -     (5,700,000)    (36,654,973)
                                  ---------     ----------     -----------

     Net sales taxes              7,253,217     20,854,885      13,970,946
                                  =========     ==========     ===========

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SALES TAXES (continued)

          Before the recent tax reform effective January 1, 1994, the Company was liable to pay sales taxes on the value of brewery products sold, net of certain packaging costs, pursuant to the sales tax rules and regulations in the PRC. The effective sales tax rates applicable to each of the two years ended December 31, 1993 are summarized below.

     Period                                Effective tax rate
     January 1992 to February 1993         16% to 40%
     March 1993 to December 1993           16% to 27%


          The rate of sales tax applicable to the Group for any one year may be reduced upon application for tax concession by the Group in the following year. The Group has applied for and received tax relief for each of the two years ended December 31, 1993. The tax authority in the PRC has restricted the use of the tax concession to the repayment of borrowings and these are not available for distribution to the equity holders. The amounts of tax concession were therefore appropriated from retained earnings to a reserve account in the respective periods.

          Effective January 1, 1994, the Group is subject to three kinds of sales taxes, being the value added tax ("VAT"), the consumption tax and other sales taxes. The applicable VAT tax rate is 17% for brewery products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant invoices in support. VAT is collected from customers by the Group on behalf of the PRC tax authorities and is therefore not expensed to the statement of income. The applicable consumption tax rate in respect of brewery products is RMB220 per ton. The consumption tax expensed to the statement of income is determined based on the volume of sales within the PRC and exported goods are exempt. The other sales taxes are assessed as a percentage of consumption tax and VAT.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - INCOME TAXES

          The Company's subsidiary, Pabst Blue Ribbon is governed by the relevant income tax laws in the PRC. With a tax concession obtained from the tax authority, Pabst Blue Ribbon is exempt from income taxes for two years commencing with its first profitable year of operations, and thereafter with a 50% exemption for the next three years. Based on its local statutory financial statements, Pabst Blue Ribbon has attained its first profitable year of operation for the year ended December 31, 1992. In view of the tax holiday granted, no current income taxes were provided by Pabst Blue Ribbon for the two years ended December 31, 1993. Based on its local statutory financial statements, Pabst Blue Ribbon has suffered an operating loss for the ten months ended October 31, 1994 and, accordingly, no income tax was provided for the period by Pabst Blue Ribbon.

          The Company's profits are however taxable under the income tax laws in the PRC. Pursuant to an arrangement agreed with the tax authority, the income tax of Blue Ribbon Group and its related companies, including the income tax of the Company, were assessed on a combined basis and were paid and borne by Blue Ribbon Group. No current income taxes were provided by the Company for the two years ended December 31, 1993 and the ten months ended October 31, 1994 as the management considered that any such allocation to the Company would be insignificant. A tax indemnity letter has also been issued by Blue Ribbon Group which waived all its right to claim from the Group for all unpaid income tax liabilities for periods on or before October 31, 1994.

          The provision for deferred income taxes is based on the liability method prescribed by Statement of Financial Accounting Standards No. 109. The Group's temporary differences mainly represented the accelerated depreciation allowances provided on property, plant and equipment during tax reduced periods.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - INCOME TAXES (continued)

          The reconciliation of effective income tax rates of the Group stated in the statements of income to the statutory income tax rate in the PRC is as follows:

                                                   Ten months
                                                   ended          Year ended
                                                   October 31,   December 31,
                                                   1994          1993      1992

     Statutory tax rate                               33%         33%       33%
     Reduction in tax due to arrangement
       with PRC tax authorities                      (33%)       (33%)     (33%)
     Accelerated depreciation allowances
       during tax reduced periods                      7%          1%       81%
                                                     ----        ----      ----

     Effective tax rate                                7%          1%       81%
                                                     ====        ====      ====


NOTE 12 - FOREIGN CURRENCY EXCHANGE

          The Renminbi is not freely convertible into foreign currencies. Prior to January 1, 1994, all foreign exchange transactions involving Renminbi in the PRC took place either through the Bank of China or other institutions authorized to buy and sell foreign exchange, or at an approved swap center in the PRC. The swap centers are institutions which belong to the State Administration of Exchange Control and its branches. The exchange rates used for transactions through the Bank of China and other authorized institutions were set by the government, through the State Administration of Exchange Control, from time to time. The exchange rates available at a swap center are determined largely by supply and demand based on foreign currency and Renminbi requirements of enterprises operating or doing business in the PRC.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - FOREIGN CURRENCY EXCHANGE (continued)

          On January 1, 1994, the PRC government abolished the dual exchange rate system, comprising the official rates and the swap center rates, and introduced a single rate of exchange as quoted by the People's Bank of China. The unified exchange rate is quoted at levels similar to those quoted by the swap centers. However, the unification of exchange rates does not imply full convertibility of Renminbi into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies or the swap centers at the exchange rates quoted by the People's Bank of China. In April 1994, the National Foreign Exchange Trading Center in Shanghai (the "exchange center") commenced operations. Enterprises operating in the PRC can enter into exchange transactions at the exchange center through the Bank of China or other authorized institutions. Payments for imported materials are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of each company within the Group or must be arranged through an exchange center. Approval for exchange at the exchange center is granted to enterprises in the PRC for valid reasons such as purchases of imported materials. While conversion of Renminbi into United States dollars or other foreign currencies can generally be effected at the exchange center, there is no guarantee that it can be effected at all times.

          The official exchange rates and swap center/unified exchange rates as of December 31, 1992 and 1993 were as follows:

                                                   December 31,
                                                   1993    1992

          RMB equivalent of US$1.00:
            Official exchange rate                  5.80   5.73
            Swap center/unified exchange rate       8.65   7.60
                                                    ====   ====

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - DISTRIBUTION OF PROFITS

          As stipulated by the relevant laws and regulations for enterprises operating in PRC, Pabst Blue Ribbon, the Company's subsidiary,is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the articles of association of Pabst Blue Ribbon. The allocations to the employee welfare and the incentive fund should be charged to the statement of income. The other appropriations should be accounted for as a transfer from retained earnings to reserve funds in the balance sheet and should not be available for distribution as dividends to the equity holder. Under the articles of association, the board of directors shall determine the appropriations having regard to the economic situation of Pabst Blue Ribbon. No appropriations to these reserve funds and provision for employee welfare and incentive fund were made for the period from January 1, 1992 to October 31, 1994. In the opinion of the management, the required appropriation of the funds in the respective periods would be insignificant.

          The Company's associated companies, Blue Ribbon Noble and Blue Ribbon Beverage, are also required to make the same appropriations as Pabst Blue Ribbon. The percentage of annual appropriations, if any, determined by the board of directors in the respective periods is also insignificant.

          The Company is required to make annual appropriations to two reserve funds including statutory surplus and collective welfare fund. In accordance with the relevant PRC regulations and the Company's articles of association, the Company is required to allocate a certain percentage of its profit after taxation, as determined in accordance with the PRC accounting standards and regulations applicable to the Company, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the Company. Based on the statutory financial statements as of December 31, 1993, the registered capital of the Company was RMB79,220,000. Subject to certain restrictions as set out in the relevant PRC regulations and the Company's articles of association, the statutory surplus reserve may be distributed to equity holders in the form of bonus issues and/or dividends when such reserve exceeds 25% of the registered capital of the Company.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - DISTRIBUTION OF PROFITS (continued)

          In accordance with the relevant PRC regulations and the Company's articles of association, the Company's collective welfare fund, which is determined annually at the discretion of the equity holders, is appropriated from retained earnings. The collective welfare fund is restricted to payments of capital expenditure incurred on welfare facilities provided to employee.

          As described in note 2 to the consolidated financial statements, the profits as reported in the US GAAP financial statements differ from those as reported in the statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are declared based on the statutory financial statements.

          If the Group has foreign currency available after meeting its operational needs, the Group may make its profit distributions in foreign currency to the extent it is available. Otherwise, it will be necessary to convert such distributions at an exchange center.


NOTE 14-  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION


                                  Ten months
                                  ended          Year ended
                                  October 31,    December 31,
                                  1994           1993           1992
                                  RMB            RMB            RMB

     New capital leases           14,031,675      1,000,000              -
     Interest paid by cash,
       net of capitalised
       interest                    4,697,857     23,220,209     17,058,853
                                  ==========     ==========     ==========

          The major non-cash transactions undertaken by the Group for the two years ended December 31, 1993 and the ten months ended October 31, 1994 are summarized as follows:

(a) Certain property, plant and equipment of the Company were disposed of at carrying value of RMB3,114,434 as capital contribution to Blue Ribbon Beverage, an associated company, in return for a 30% equity interest.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14-  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (continued)

(b) Please refer to note 2 to the consolidated financial statements for the disposal of property, plant and equipment and the business of Pabst Blue Ribbon, the Company's subsidiary, to the Company as capital contribution to Blue Ribbon Noble, an associated company.

(c) Please refer to note 1 to the consolidated financial statements for the disposal of the Group's remaining net assets in Pabst Blue Ribbon and the entire interest in Blue Ribbon Beverage as dividends to Blue Ribbon Group at their carrying values.

     The details of the remaining net assets of Pabst Blue Ribbon disposed of to Blue Ribbon Group are summarized below:


                                                          RMB

     Net assets of a subsidiary disposed of:
       Cash                                         4,083,959
       Due from ultimate holding company           97,016,729
       Due from a related company                  18,000,000
       Bank loans                                  (5,000,000)
       Other loans                                 (3,000,000)
       Lease payables                              (3,009,982)
       Other payables                             (26,411,685)
                                                  -----------

                                                   81,679,021
                                                  ===========

     Satisfied by:
       Dividend payable to Blue Ribbon Group       81,679,021
                                                  ===========

     The details of the interest in Blue Ribbon Beverage disposed of to Blue Ribbon Group are summarized below:

                                                              RMB

     Interest in an associated company disposed of:
       Investment cost in an associated company         3,114,434
       Loans to an associated company                   8,595,000
       Amount due from an associated company              986,548
       The Group's share of post acquisition
         losses of an associated company                 (332,388)
                                                       ----------

                                                       12,363,594
                                                       ==========

     Satisfied by:
       Dividend payable to Blue Ribbon Group           12,363,594
                                                       ==========

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14- SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
         (continued)

(d) Dividends totalling RMB105,511,921 were declared and payable to Blue Ribbon Group, of which RMB81,679,021 and RMB12,363,594, as set out in note (c) above, were declared in consideration for the disposal of the Group's remaining net assets in Pabst Blue Ribbon and the entire interest in Blue Ribbon Beverage respectively.

(e) Please refer to note 1 to the consolidated financial statements for the additional capital of RMB151,348,294 contributed by Blue Ribbon Group, including loans assumed totalling RMB11,595,000.


NOTE 15-  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)  Major customer

     The Group sold finished goods and raw materials to Blue Ribbon Group, the then ultimate holding company, under a distribution arrangement. The sales to Blue Ribbon Group, inclusive of the profit rebates received under the distribution arrangement and net of sales taxes, for the years ended December 31, 1992 and 1993 were RMB154,081,728 and RMB191,101,092, respectively. On January 1, 1994, the Group terminated its distribution arrangement and no finished goods and raw materials were sold to Blue Ribbon Group thereafter. The Group then traded with retailers directly.

(b)  Purchases of packing materials

     The Company purchased packing materials from American National Can (Zhaoqing) Co., Ltd. (formerly Zhao Gang Can Manufacturing Co.), a company in which Blue Ribbon Group has an equity interest. The purchases made during the years ended December 31, 1992 and 1993 and the ten months ended October 31, 1994 amounted to RMB587,950, RMB2,262,364 and RMB1,535,738, respectively.

(c)  Purchases of packing materials and sales of raw materials

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15-  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

     The Company purchased packing materials from and sold raw materials to Zhaoqing Blue Ribbon Carton Manufacturing Co., a then fellow subsidiary of the Company.


     The significant related party transactions are set out below:

                                    Ten months ended             Year ended
                                         October 31,             December 31,
                                                1994           1993        1992
                                                 RMB            RMB         RMB

     Purchases of packing
       materials                           1,997,721     11,914,670   4,001,785
     Sales of raw materials                  626,362        245,695           -
                                           =========     ==========   =========

(d)  Due to ultimate holding company

     As at December 31, 1993, the amount due to Blue Ribbon Group represented the net balances of accounts receivable from sales of finished goods and short term advances to the Group. The balance was unsecured, interest-free and repayable on demand.


NOTE 16 - CONCENTRATION OF CREDIT RISKS

          The financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable from a related company. Cash is maintained with major banks in the PRC. The Company periodically performs credit analysis and monitors the financial condition of the related company in order to minimize credit risk.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - RETIREMENT PLAN

          As stipulated by the PRC government regulations, the Group has defined contribution retirement plans for all their permanent staff. The Group and its staff are required to contribute to PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff. During the two years ended December 31, 1993 and from January 1, to June 30, 1994, the monthly contribution of the Group was calculated at 9.3% of the basic salary of the permanent staff and the monthly contribution of each permanent staff remained at RMB2. Effective July 1, 1994, the monthly contributions of the Company and of the permanent staff were calculated at 14.6% and 2% of the basic salary of the permanent staff, respectively. The pension costs expensed by the Group during the years ended December 31, 1992 and 1993 and the ten months ended October 31, 1994 amounted to RMB158,930, RMB194,435 and RMB178,232, respectively.


NOTE 18 - FINANCIAL INSTRUMENTS

          The carrying amounts reported in the balance sheet for current assets and current liabilities, except for borrowings, qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. Cash denominated in foreign currency has been translated at the applicable swap center rate.

          The fair values of borrowings are based on the borrowing rates currently available at December 31, 1993 for borrowings with similar terms and average maturities are:

                        Carrying value      Estimated fair value
                        RMB                 RMB
     Bank loans         43,595,000          35,371,456
     Other loans        20,655,000          18,777,273
                        ==========          ==========

NOTE 19 - PLEDGE OF ASSETS

          Certain property, plant and equipment were collateralized to banks and finance lessors for borrowing facilities granted to the Group and related companies, the net book value of which amounted to RMB13,889,658 as at December 31, 1993.

                       ZHAOQING BREWERY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - SUBSEQUENT EVENTS

          On February 19, 1995, a marketing company is formed and owned as to 30% by Blue Ribbon Group and 70% by the Company. The marketing company will market Pabst Blue Ribbon beer and beverages in the PRC.

          An agreement was made among CBR Brewing Company, Inc. and its subsidiaries, the group companies of Noble China Inc. and Blue Ribbon Group on May 10, 1995 to the effect that:

     (a) The Company was granted from Blue Ribbon Group the right to brew and sell beer under the Pabst Blue Ribbon label produced in its brewing facilities up to a maximum production capacity of 100,000 tons per annum.

     (b) Zhao Qing Blue Ribbon High Worth Brewery Ltd., the Company's immediate holding company, granted Goldjinsheng Holding Limited ("Goldjinsheng") an option to purchase up to a 40% interest in the brewery factory operated by the Company, excluding the Company's 40% interest in Blue Ribbon Noble. This option may be exercised between August 31, 1996 and September 30, 1996. The purchase consideration for the first 30% and the remaining 10% interest is to be determined based on earning multiples of 8.5 times and 15 times, respectively, of the brewery factory's audited net income for the year ending June 30, 1997. However, the consideration shall not be less than 1.2 times of 30% of the net book value of the brewery operation for the first 30% interest and 2 times of 10% of the net book value for the remaining 10% interest.

     (c) Distribution companies owned by the Company and Blue Ribbon Noble and another marketing company owned by Blue Ribbon Group, High Worth Brewery and Goldjinsheng, will be formed, subject to the governmental approval, to handle and organize the sales of Pabst Blue Ribbon beer produced by the Company and Blue Ribbon Noble.

                             Financial Statements


                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                (Registered in the People's Republic of China)

                          December 31, 1995 and 1994



                                 ERNST & YOUNG

                                   HONG KONG

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                                   CONTENTS



                                                                           Pages

REPORT OF INDEPENDENT AUDITORS                                              ZB-1

FINANCIAL STATEMENTS

     Balance sheets                                                         ZB-2

     Statements of income                                                   ZB-3

     Statements of equity                                                   ZB-4

     Statements of cash flows                                               ZB-5

     Notes to financial statements                                  ZB-6 - ZB-19

                        REPORT OF INDEPENDENT AUDITORS


To the shareholders of
CBR Brewing Company, Inc.


     We have audited the accompanying balance sheets of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1995 and 1994 and the related statements of income, equity and cash flows for the year ended December 31, 1995, the two months ended December 31, 1994, the ten months ended October 31, 1994 and the two months ended December 31, 1993. These financial statements are the responsibility of Zhaoqing Blue Ribbon Brewery Noble Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1995 and 1994 and the results of its operation and its cash flows for the year ended December 31, 1995 and the two months ended December 31, 1994, the ten months ended October 31, 1994 and the two months ended December 31, 1993 in conformity with generally accepted accounting principles in the United States of America.



                                                                   Ernst & Young
Hong Kong
March 28, 1996

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                                BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994


                                   Notes         1995          1994          1995
                                                  RMB           RMB           USD
ASSETS

Current assets:
  Cash                                      118,046,066    66,821,381   14,188,229
  Accounts receivable                 4       1,056,823    99,037,866      127,022
  Inventories                         6      33,025,879    53,069,739    3,969,457
  Prepayments and deposits                   28,842,225    17,380,466    3,466,614
  Due from related companies         15     168,625,581    91,407,331   20,267,497
                                            -----------   -----------   ----------
Total current assets                        349,596,574   327,716,783   42,018,819

Property, plant and equipment,
  net                                 7     462,021,855   461,959,504   55,531,473
                                            -----------   -----------   ----------

Total assets                                811,618,429   789,676,287   97,550,292
                                            ===========   ===========   ==========

LIABILITIES AND EQUITY

Current liabilities:
  Bank loans                          8      13,500,000    17,200,000    1,622,596
  Accounts payable and accrued
    liabilities                              60,515,291    53,239,182    7,273,472
  Employee welfare and
    incentive fund                            9,727,271     4,199,788    1,169,143
  Deposits received from
    customers                                         -    61,464,582            -
  Due to related companies           15      26,998,322    17,493,795    3,244,991
  Sales taxes payable                10      79,017,253    39,257,815    9,497,266
                                            -----------   -----------   ----------
Total current liabilities                   189,758,137   192,855,162   22,807,468

Long term liabilities:
  Deferred income taxes               5       5,500,000     3,300,000      661,058

Equity                                      616,360,292   593,521,125   74,081,766
                                            -----------   -----------   ----------

Total liabilities and equity                811,618,429   789,676,287   97,550,292
                                            ===========   ===========   ==========



 .............................                  .............................
Director                                       Director


    The financial statements were approved by the board of directors of CBR
                   Brewing Company, Inc. on March 28, 1996.



   The accompanying notes are an integral part of the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                             STATEMENTS OF INCOME

                  FOR THE TWO MONTHS ENDED DECEMBER 31, 1993,
                    THE TEN MONTHS ENDED OCTOBER 31, 1994,
                    THE TWO MONTHS ENDED DECEMBER 31, 1994
                     AND THE YEAR ENDED DECEMBER 31, 1995


                                                                Two months      Ten months      Two months
                                                Year ended        ended           ended           ended         Year ended
                                                December 31,    December 31,    October 31,     December 31,    December 31,
                                       Notes       1995            1994           1994            1993            1995
                                                    RMB             RMB            RMB             RMB             USD
Sales, including sales
  to related company of
  RMB327,805,406 in 1995
  and nil for prior periods                     724,233,282     133,139,232     413,361,747      79,311,837      87,047,270
Sales taxes                              10     (42,509,114)     (6,701,053)    (20,668,193)    (12,718,359)     (5,109,269)
                                               ------------    ------------    ------------     -----------    ------------
Sales, net of sales taxes                       681,724,168     126,438,179     392,693,554      66,593,478      81,938,001

Cost of sales, including
  inventory purchased from
  related companies of
  RMB91,355,485; RMB23,523,734;
  RMB71,158,767; RMB60,061,379
  and royalty fee paid to related
  company of RMB15,434,144;
  RMB3,327,093; RMB9,755,178 and
  RMB1,169,300                                 (525,860,005)    (90,023,773)   (275,455,836)    (50,354,247)    (63,204,328)
                                               ------------    ------------    ------------     -----------    ------------
Gross profit                                    155,864,163      36,414,406     117,237,718      16,239,231      18,733,673

Expenses:
  Selling and
    administrative expenses,
    including management fee
    paid to related company
    of RMB2,035,000 in
    1995 and nil for
    prior periods                               (60,819,562)    (16,488,878)    (31,302,496)     (2,407,458)     (7,310,044)
                                               ------------    ------------    ------------     -----------    ------------

Operating income                                 95,044,601      19,925,528      85,935,222      13,831,773      11,423,629

Bank interest income                              3,846,001         325,451         863,151               -         462,260

Interest expenses                                (2,240,015)              -               -               -        (269,233)
                                               ------------    ------------    ------------     -----------    ------------

Income before income taxes                       96,650,587      20,250,979      86,798,373      13,831,773      11,616,656

Provision for deferred
  income taxes                            5      (2,200,000)       (720,000)     (2,580,000)              -        (264,423)
                                               ------------    ------------    ------------     -----------    ------------

Net income for the
  year/period                                    94,450,587      19,530,979      84,218,373      13,831,773      11,352,233
                                               ============    ============    ============     ===========    ============


   The accompanying notes are an integral part of the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                             STATEMENTS OF EQUITY

                  FOR THE TWO MONTHS ENDED DECEMBER 31, 1993,
                    THE TEN MONTHS ENDED OCTOBER 31, 1994,
                    THE TWO MONTHS ENDED DECEMBER 31, 1994
                     AND THE YEAR ENDED DECEMBER 31, 1995


                                                 General
                                             reserve and
                                              enterprise
                              Contributed    development         Retained
                                  capital          funds         earnings          Equity
                                      RMB            RMB              RMB             RMB
                                 (Note 9)      (Note 12)        (Note 13)

At beginning of period                  -              -               -               -

Contributed capital           475,940,000              -               -     475,940,000

Net income for the
  period ended
  December 31, 1993                     -              -      13,831,773      13,831,773
                              -----------    -----------    ------------    ------------

At December 31, 1993          475,940,000              -      13,831,773     489,771,773

Net income for the
  ten months ended
  October 31, 1994                      -              -      84,218,373      84,218,373
                              -----------    -----------    ------------    ------------

At October 31, 1994           475,940,000              -      98,050,146     573,990,146

Net income for the
  two months ended
  December 31, 1994                     -              -      19,530,979      19,530,979

Appropriation of reserve                -      4,199,788      (4,199,788)              -
                              -----------    -----------    ------------    ------------

At December 31, 1994          475,940,000      4,199,788     113,381,337     593,521,125

Net income for the
  year ended
  December 31, 1995                     -              -      94,450,587      94,450,587

Appropriation of:
  Reserve                               -      5,527,483      (5,527,483)              -
  Dividend                              -              -     (71,611,420)    (71,611,420)
                              -----------    -----------    ------------    ------------

At December 31, 1995          475,940,000      9,727,271     130,693,021     616,360,292
                              ===========    ===========    ============    ============


   The accompanying notes are an integral part of the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                           STATEMENTS OF CASH FLOWS

                  FOR THE TWO MONTHS ENDED DECEMBER 31, 1993,
                    THE TEN MONTHS ENDED OCTOBER 31, 1994,
                    THE TWO MONTHS ENDED DECEMBER 31, 1994
                     AND THE YEAR ENDED DECEMBER 31, 1995


                                                             Two months      Ten months     Two months
                                             Year ended           ended           ended          ended      Year ended
                                           December 31,    December 31,     October 31,    December 31,   December 31,
                                                   1995            1994            1994           1993            1995
                                                    RMB             RMB             RMB            RMB             USD
Cash flows from operating activities:
  Net income                                 94,450,587      19,530,979     84,218,373      13,831,773      11,352,233
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization          30,115,484       6,063,562     14,840,444       2,333,417       3,619,650
      Deferred income taxes                   2,200,000         720,000      2,580,000               -         264,423
      Allowance for doubtful debts              786,740               -              -               -          94,560
                                           ------------     -----------    -----------     -----------     -----------
                                            127,552,811      26,314,541    101,638,817      16,165,190      15,330,866
Changes in working capital:
  (Increase)/decrease in accounts
    receivable                               97,194,303     (26,866,386)   (40,321,210)    (31,850,270)     11,682,007
  (Increase)/decrease in inventories         20,043,860     (23,200,138)   (11,930,272)    (17,939,329)      2,409,118
  (Increase)/decrease in prepayments
    and deposits                            (11,461,759)      2,089,933    (19,072,269)       (398,130)     (1,377,615)
  Increase in amounts due from
    related companies                       (77,218,250)     (5,223,518)   (47,477,712)    (38,706,101)     (9,281,040)
  Increase in accounts payable
    and accrued liabilities                   7,276,109      17,226,020     31,276,709       4,736,453         874,533
  Increase in employee welfare
    and incentive fund                        5,527,483       4,199,788              -               -         664,361
  Increase/(decrease) in deposits
    received from customers                 (61,464,582)      5,804,093     36,094,489      19,566,000      (7,387,570)
  Increase/(decrease) in amounts
    due to related companies                  9,504,527      15,579,727    (33,242,589)     35,156,657       1,142,371
  Increase/(decrease) in sales
    taxes payable                            39,759,438      (6,847,842)    34,610,703      11,494,954       4,778,779
                                           ------------     -----------    -----------     -----------     -----------
Net cash provided by/(used in)
  operating activities                      156,713,940       9,076,218     51,576,666      (1,774,576)     18,835,810
                                           ------------     -----------    -----------     -----------     -----------
Cash flows from investing activities:
  Purchases of property, plant
    and equipment                           (31,927,658)     (7,191,395)    (2,065,532)              -      (3,837,459)
  Sales proceeds on disposal of
    property, plant and equipment             1,749,823               -              -               -         210,315
                                           ------------     -----------    -----------     -----------     -----------
Net cash used in investing activities      (30,177,835)      (7,191,395)    (2,065,532)              -      (3,627,144)
                                           ------------     -----------    -----------     -----------     -----------

Cash flows from financing activities:
  New bank loans                             13,500,000      17,200,000              -               -       1,622,596
  New loans from related companies                    -               -              -       3,240,000               -
  Repayment of bank loans                   (17,200,000)              -              -               -      (2,067,307)
  Repayment of loans from related
    companies                                         -               -     (3,240,000)              -               -
  Dividend paid                             (71,611,420)              -              -               -      (8,607,142)
                                           ------------     -----------    -----------     -----------     -----------
Net cash provided by/(used in)
  financing activities                      (75,311,420)     17,200,000     (3,240,000)     (3,240,000)     (9,051,853)
                                           ------------     -----------    -----------     -----------     -----------

Net increase in cash                         51,224,685      19,084,823     46,271,134       1,465,424       6,156,813
Cash at beginning of year/period             66,821,381      47,736,558      1,465,424               -       8,031,416
                                           ------------     -----------    -----------     -----------     -----------
Cash at end of year/period                  118,046,066      66,821,381     47,736,558       1,465,424      14,188,229
                                           ============     ===========    ===========     ===========     ===========

   The accompanying notes are an integral part of the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITY

          Zhaoqing Blue Ribbon Brewery Noble Ltd. (the "Company") is a Sino-foreign equity joint venture enterprise registered in the People's Republic of China (the "PRC") in October 1993 in which Goldjinsheng Holding Limited ("Goldjinsheng") and Zhaoqing Brewery each hold 60% and 40% interest, respectively. The venture term of the Company is for twenty years which term may be extended upon mutual agreement of the joint venture parties and approval from the relevant PRC government authorities.

          Pursuant to the joint venture agreements and with the approval of the relevant PRC government authorities, the property, plant, equipment and the business of Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Blue Ribbon") were disposed of to Zhaoqing Brewery and then to the Company as capital contribution.

          The Company is principally engaged in the production and sale of beer and beer products in the PRC since its commencement of business on November 6, 1993. The Company's principal line of product is Blue Ribbon beer under Pabst trademarks which were granted by Blue Ribbon Group (see note 20). Malt, rice and packing materials are the major raw materials in the production of Blue Ribbon beer. Effective from July 1995, all beer products produced by the Company are sold to Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing") which was formed to promote and distribute beverage products. Blue Ribbon Marketing is owned as to 70% by Zhaoqing Brewery and 30% by Guang Dong Blue Ribbon Group Co. Ltd. ("Blue Ribbon Group").


NOTE 2 - BASIS OF PRESENTATION

          The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the preparation of the statutory financial statements of the Company which are prepared in accordance with the accounting principles and relevant financial regulations established by the Ministry of Finance of the PRC.

          The major adjustments made to the statutory financial statements to conform with US GAAP include the adjustments for sales, interest income and purchases recognized on a cash basis, depreciation and deferred taxation.

          On October 31, 1994, High Worth Holdings Limited, a wholly-owned subsidiary of CBR Brewing Company, Inc., acquired an effective 60% interest in Zhaoqing Brewery,

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


including Zhaoqing Brewery's 40% interest in the Company. Accordingly, the Company's statements of income and cash flows were prepared for the ten months ended October 31, 1994 and for the two months ended December 31, 1994 to show the pre-acquisition and the post-acquisition operating results and cash flows of the Company attributable to CBR Brewing Company, Inc. for the period ended December 31, 1994.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)   Basis of accounting

                The financial statements have been prepared under the historical cost convention.

          (b)   Revenue recognition

                Sales represent the net invoiced value of goods sold, net of returns and allowances. Sales are recognized upon delivery of goods to customers.

          (c)   Inventories

                Inventories are stated at the lower of cost and market value. Cost, which comprises direct materials and, where applicable, direct labor costs and those overhead items that have been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method.

          (d)   Property, plant and equipment

                Property, plant and equipment are stated at cost less allowance for depreciation and amortization. Cost includes the fair value of property, plant and equipment transferred from Pabst Blue Ribbon.

                Depreciation and amortization are provided using the straight-line method to write off the cost of property, plant and equipment over their estimated useful lives. The estimated useful lives are as follows:

                Land use rights                   20 years
                Buildings                         20 years
                Plant, machinery and equipment    15 years
                Motor vehicles                    10 years

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


                According to the laws of the PRC, the title to all PRC land is retained by the PRC government. The land use rights represent the cost for the rights to use the land for premises granted by the State Land Administration Bureau. The land use rights are stated at cost and are amortised over the shorter of the venture term of the Company and their lease terms.

                Construction in progress represents buildings, plant under construction and deposits and prepayments made on machinery pending installation. Cost comprises direct costs of construction and finance expenses arising from borrowings used to finance the construction of buildings and plant and machinery until construction, installation and testing are complete. The amount of finance expenses capitalised is the interest cost which could theoretically have been avoided if the expenditure on the qualifying asset had not been made.

                No depreciation is provided on construction in progress until the relevant assets have been put into commercial use.

          (e)   Advertising expenses

                Advertising expenses are charged to the statement of income as incurred.

          (f)   Income taxes

                Income taxes are determined under the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

          (g)   Foreign currency translation

                The financial records and the statutory financial statements of the Company are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange, quoted by the Zhaoqing foreign exchange adjustment center (the "swap center") for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange quoted by the swap center prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the statement of income for the period in which they occur.

                Translation of amounts from Renminbi ("RMB") into United States dollars ("US$") for the convenience of the reader has been made at the swap center rate as quoted by the People's Bank of China on December 31, 1995 of US$1.00 =

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


                RMB8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

          (h)   Use of estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable comprises:


                                                  1995          1994
                                                   RMB           RMB

Accounts receivables - trade
                                             1,843,563    99,037,866
   Less: Provision for doubtful accounts      (786,740)
                                             ---------    ----------

                                             1,056,823    99,037,866
                                             =========    ==========


   Movement of provision for doubtful
    accounts:
                                                  1995          1994
                                                   RMB           RMB

   Doubtful accounts provided
    during the year and as at
    December 31,
                                               786,740             -
                                             =========    ==========


NOTE 5 - INCOME TAXES

          The Company is governed by the Income Tax Laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various rules and regulations (the "Income Tax Laws"). Pursuant to the Income Tax Laws, foreign investment enterprises engaging in

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


production business located in Zhaoqing are subject to income tax at the rate of 27% (1994: 33%) on income as reported in its statutory financial statements.

          Pursuant to the Income Tax Laws, if the investor of a foreign investment enterprise reinvests its share of distributed profits from the enterprise, the investor is entitled to receive a tax refund of the income tax paid on the reinvested amount.

          With a tax concession obtained from the tax authority, the Company is exempt from income taxes for two financial years commencing with its first profitable year of operations, and thereafter with a 50% exemption for the next three financial years. Based on its local statutory financial statements, the Company has attained its first profitable year of operations for the financial year ended December 31, 1993. As the Company only earned profits for two months in 1993, the Company has applied for an extension of the tax holiday period to 1995 which was approved by the PRC tax authority. Accordingly, no current income taxes were provided by the Company for the two months ended December 31, 1993, the ten months ended October 31, 1994, the two months ended December 31, 1994 and the year ended December 31, 1995.

          The provision for deferred income taxes is based on the liability method prescribed by Statement of Financial Accounting Standards No. 109. The Company's temporary differences mainly represented the accelerated depreciation allowances provided on property, plant and equipment.

          The reconciliation of the effective income tax rates of the Company to the relevant statutory income tax rate in the PRC is as follows:


                                                  Two months      Ten months       Two months
                                 Year ended            ended           ended            ended
                               December 31,     December 31,     October 31,     December 31,
                                       1995             1994            1994             1993

Statutory tax rate                      27%              33%             33%              33%
Tax holiday                            (27%)            (33%)           (33%)            (33%)
Accelerated depreciation
  allowances                             3%               4%              3%               -
Change in tax rate                      (1%)              -               -                -
                                       ---              ---             ---              ---

Effective tax rate                       2%               4%              3%               -
                                       ===              ===             ===              ===

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


          The aggregate income tax benefit from the tax exemption status for the year ended December 31, 1995, the two months ended December 31, 1994, the ten months ended October 31, 1994 and the two months ended December 31, 1993 amounted to approximately RMB26,100,000, RMB6,683,000, RMB28,644,000 and RMB4,565,000, respectively.


NOTE 6 - INVENTORIES


                                          1995         1994
                                           RMB          RMB

          Raw materials             20,296,779   26,132,257
          Work in progress          11,334,431   17,317,429
          Finished goods             1,394,669    9,620,053
                                    ----------   ----------

                                    33,025,879   53,069,739
                                    ==========   ==========

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET


                                                       1995          1994
                                                        RMB           RMB
At cost:
  Land use rights and buildings                 157,686,309   156,005,113
  Plant, machinery and equipment                349,397,573   323,869,506
  Motor vehicles                                  3,727,084     2,989,579
  Construction in progress                        4,563,796     2,332,729
                                                -----------   -----------
                                                515,374,762   485,196,927
                                                -----------   -----------

Accumulated depreciation and amortization:
  Land use rights and buildings                   9,507,492     1,707,236
  Plant, machinery and equipment                 43,160,798    21,181,403
  Motor vehicles                                    684,617       348,784
                                                -----------   -----------
                                                 53,352,907    23,237,423
                                                -----------   -----------

Net book value                                  462,021,855   461,959,504
                                                ===========   ===========

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 8 - BANK LOANS

          The bank loans as at December 31, 1995 were secured by certain property, plant and equipment of the Company (see note 19), bore fixed interest rate at 13.3% and 13.2% per annum (1994: 11.0%) for the bank loan of RMB12,000,000 and RMB1,500,000 (1994: RMB17,200,000), respectively and are wholly repayable in 1996. The weighted average interest rate as of December 31, 1995 is 13.3% (1994: 11.0%) per annum.


NOTE 9 - CONTRIBUTED CAPITAL

          The Company was registered with a capital of US$50,000,000. At the balance sheet date, a total of RMB475,940,000 (US$55,998,824) was contributed by the joint venture parties.


NOTE 10 - SALES TAXES

          Before the tax reform effective January 1, 1994, the Company was liable to pay sales taxes on the value of brewery products sold, net of certain packaging costs, pursuant to the sales tax rules and regulations in the PRC. The effective sales tax rate during the period ended December 31, 1993 was 25%. The Company had applied for a tax reduction during the period but the result of such application is still not known. Accordingly, the 25% rate is adopted.

          Effective from January 1, 1994, the Company is subject to three kinds of sales taxes, being the value added tax ("VAT"), the consumption tax and other sales taxes. The applicable VAT rate is 17% for brewery products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant invoices in support. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not expensed to the statement of income. The applicable consumption tax rate in respect of brewery products is RMB220 (1994: RMB220) per ton. The consumption tax expensed to the statement of income is determined based on the volume of sales within the PRC and exported goods are exempt. The other sales taxes are assessed as a percentage of consumption tax and VAT.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 11 - FOREIGN CURRENCY EXCHANGE

          The Renminbi is not freely convertible into foreign currencies. Prior to January 1, 1994, all foreign exchange transactions involving Renminbi in the PRC took place either through the Bank of China or other institutions authorized to buy and sell foreign exchange, or at an approved swap center in the PRC. The swap centers are institutions which belong to the State Administration of Exchange Control and its branches. The exchange rates used for transactions through the Bank of China and other authorized institutions were set by the PRC government, through the State Administration of Exchange Control, from time to time. The exchange rates available at a swap center are determined largely by supply and demand based on foreign currency and Renminbi requirements of enterprises operating or doing business in the PRC.

          On January 1, 1994, the PRC government abolished the dual exchange rate system, comprising the official rates and the swap center rates, and introduced a single rate of exchange as quoted by the People's Bank of China. The unified exchange rate is quoted at levels similar to those quoted by the swap centers. However, the unification of exchange rates does not imply full convertibility of Renminbi into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies or the swap centers at the exchange rates quoted by the People's Bank of China. In April 1994, the National Foreign Exchange Trading Center in Shanghai (the "exchange center") commenced operations. Enterprises operating in the PRC can enter into exchange transactions at the exchange center through the Bank of China or other authorized institutions. Payments for imported materials and remittances of earnings outside the PRC are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of the Company or must be arranged through exchange center. Approval for exchange at the exchange center is granted to enterprises in the PRC for valid reasons such as purchases of imported materials and remittances of earnings. While conversion of Renminbi into United States dollars or other foreign currencies can generally be effected at an exchange center, there is no guarantee that it can be effected at all times.


NOTE 12 - GENERAL RESERVE AND ENTERPRISE DEVELOPMENT FUNDS

          As stipulated by the relevant laws and regulations for foreign investment enterprises, the Company is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund are charged to the statement of income. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


dividends to the joint venture partners of the Company. Under the joint venture agreement, the board of directors shall determine the appropriations having regard to the economic situation of the Company. The percentage of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund for 1995 has already been determined by the board of directors and the appropriation has been reported in its statutory financial statements.


NOTE 13 - RETAINED EARNINGS

          As described in note 2 to the financial statements, the profits as reported in the US GAAP financial statements differ from those as reported in its statutory financial statements. In accordance with the relevant laws and regulations for sino-foreign joint venture enterprises, the profits available for distribution are declared based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make its profit distributions in foreign currency to the extent it is available. Otherwise, it will be necessary to convert such distributions at an exchange center. At December 31, 1994 and 1995, the retained earnings available for distribution approximately amounted to RMB71,709,000 and RMB99,593,000, respectively.


NOTE 14 - ADVERTISING EXPENSES

          The Company incurred advertising expenses of RMB25,517,797, RMB3,168,384, RMB13,986,841 and RMB402,806 for the year ended December 31, 1995, two months ended December 31, 1994, the ten months ended October 31, 1994 and the two months ended December 31, 1993, respectively.


NOTE 15 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

     (a)  Due from related companies

          The amounts due from related companies mainly represented receivable balances from Blue Ribbon Group, Zhaoqing Brewery, Goldjinsheng Holding Limited and Blue Ribbon Marketing amounting to approximately RMB12.9 million (1994: RMB81.8 million), RMB0.5 million (1994: Nil), RMB0.3 million (1994: RMB9.6 million) and RMB154.9 million (1994:
          Nil), respectively.

          The balance with Blue Ribbon Group principally represented expenses paid on its behalf by the Company.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


          The balances with Zhaoqing Brewery and Goldjinsheng principally represented payment of expenses on behalf of them.

          The balance with Blue Ribbon Marketing was operating in nature and principally represented accounts receivable from sales of finished goods. Subsequent to the balance sheet date, a total amount of approximately RMB112.8 million has been repaid by Blue Ribbon Marketing.

          The amounts due from related companies are unsecured, interest-free and repayable on demand.

     (b)  Due to related companies

          As of December 31, 1995 and 1994, the amounts due to related companies principally represented balances arising from the purchases of raw materials from American National Can (Zhaoqing) Co., Ltd. and Zhaoqing Blue Ribbon Carton Manufacturing Co. in which Blue Ribbon Group have equity interests.

          The balances were unsecured, interest-free and repayable on demand.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


     (c)  Related party transactions

          The Company had transactions with companies in which Blue Ribbon Group or Zhaoqing Brewery have equity interests. These significant transactions are summarized below:


                                             Two months    Ten months     Two months
                              Year ended          ended         ended          ended
                            December 31,   December 31,   October 31,   December 31,
                                    1995           1994          1994           1993
                                     RMB            RMB           RMB            RMB
Sales of beer
  products to Blue
  Ribbon Marketing           327,805,406              -             -              -

Purchases of raw
  materials and
  finished goods
  from Pabst Blue
  Ribbon                               -              -             -     60,061,379

Purchases of raw
  materials from
  American National
  Can (Zhaoqing)
  Co., Ltd.                   78,818,909     19,225,776    59,339,382              -

Purchases of raw
  materials from
  Zhaoqing Blue
  Ribbon Carton
  Manufacturing Co.           12,536,576      4,297,958    11,819,385              -

Royalty fee paid to
  Blue Ribbon Group           15,434,144      3,327,093     9,755,178      1,169,300

Management fee paid to
  Blue Ribbon Group            2,035,000              -             -              -
                            ============   ============   ===========   ============

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 16 - RETIREMENT PLAN

          As stipulated by the PRC government regulations, the Company has defined contribution retirement plans for all its permanent staff. The Company and staff are required to contribute to the PRC insurance companies organized by the PRC government which are responsible for the payment of pension benefits to retired staff. Prior to June 30, 1994, the monthly contribution of the Company was calculated at 9.3% of the basic salary of the permanent staff and the monthly contribution of each permanent staff was RMB2. Effective July 1, 1994, the monthly contributions of the Company and the permanent staff were calculated at 14.6% and 2% of the basic salary of the permanent staff, respectively. The pension costs expensed by the Company for the year ended December 31, 1995, the two months ended December 31, 1994, the ten months ended October 31, 1994 and the two months ended December 31, 1993, amounted to RMB472,371, RMB45,400, RMB226,987 and RMB45,400, respectively.


NOTE 17 - FINANCIAL INSTRUMENTS

          The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments approximate their fair values because of the short maturity of such instruments.


NOTE 18 - CONCENTRATION OF RISKS

          The Company's operating assets and primary source of income and cash flow are dominated in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in government policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

          As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Company. Further, through state plans and

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

          All the Company's revenue are derived from the sale of Pabst Blue Ribbon beer.

          The Company sells 45% of its products to Blue Ribbon Marketing and recognizes its heavy dependence on the sales to the related company.

          The Company currently uses foreign currency to pay for imported raw materials and dividend. For the relevant risk in foreign currency, please refer to note 11 for details.

          The financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable from customers and related companies. Cash is maintained with the major banks in the PRC. The Company's business activity is with customers and related companies in the PRC. The Company periodically performs credit analysis and monitors the financial condition of its customers and related companies in order to minimize credit risk. As of December 31, 1995, allowance for doubtful debts of RMB786,740 (1994:
Nil) was provided.


NOTE 19 - PLEDGE OF ASSETS

          Land use rights and buildings and certain plant, machinery and equipment of the Company with a net book value amounting to RMB148,178,817 as at December 31, 1995 were collateralized to secure borrowings of RMB13,500,000.


NOTE 20 - COMMITMENTS

          Blue Ribbon Group entered into licensing arrangements with Pabst Blue Ribbon whereby Blue Ribbon Group was granted the exclusive right to produce and market products under four specific Pabst trademarks in the PRC, the non-exclusive right to market such products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the trademarks to any other enterprise in the PRC. Pursuant to the terms of the sublicense agreement, the Company was granted by Blue Ribbon Group the right in the PRC to use the two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, the Company is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                         NOTES TO FINANCIAL STATEMENTS


          An agreement was made among Goldjinsheng, Blue Ribbon Group and Blue Ribbon Noble on May 10, 1995 to the effect that Blue Ribbon Noble agreed to pay Blue Ribbon Group management fees of RMB2,035,000 per annum for a period of five years commencing January 1, 1995.

          A provisional agreement, subject to governmental approval, was made among CBR Brewing Company, Inc. and its subsidiaries, the group companies of Noble China Inc. and Blue Ribbon Group on May 10, 1995 to the effect that a marketing company ("Marketing Company"), a company owned as to 8% by Blue Ribbon Group, 52% by Zhao Qing Blue Ribbon High Worth Brewery Ltd. and 40% by Goldjinsheng Holding Limited, will be formed to handle and organize the sales of Pabst Blue Ribbon beer produced by Zhaoqing Brewery and the Company. Each of Zhaoqing Brewery and the Company will create a separate distribution company or division of their own. The distribution company of Zhaoqing Brewery will have the sole right to acquire 100% of the production of Zhaoqing Brewery and 40% of the production of the Company; whilst the distribution company of the Company will have the sole right to acquire 60% of the production of the Company. The respective distribution companies will appoint the Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in the PRC.


NOTE 21 - COMPARATIVE AMOUNTS

          Certain comparative amounts have been reclassified to conform with the current year's presentation.