Form 10-Q
period 1996-03-31
CBR BREWING CO INC
filed 1996-07-03
CIK 846012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1996

[_]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from __________ to ____________


                       Commission File Number  33-26617A

                                              -----------

                           CBR BREWING COMPANY, INC.
              ___________________________________________________
             (Exact name of registrant as specified in its charter)

          Florida                                              65-0145422
_______________________________                          ______________________
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation of organization)                           Identification Number)


   433 North Camden, Suite 1200
   Beverly Hills, California                                     90210
________________________________________                _______________________
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code :  (310) 274-5172


                                 Not applicable
________________________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

            Yes      X                       No
                 _______                        _________

Common shares outstanding at March 31, 1996              Class A  5,000,013
                                                         Class B  3,000,000

Total sequentially numbered pages in this document :  22

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                   -------------------------------------------

                                     INDEX
                                     -----


PART I FINANCIAL INFORMATION

  Item 1  Financial Statements

          Condensed Consolidated Balance Sheets (unaudited) -
          March 31, 1996 and December 31, 1995

          Condensed Consolidated Statements of Income (unaudited) - Three months ended March 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements (unaudited) - Three months ended March 31, 1996 and 1995

  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   OTHER INFORMATION

  Item 6  Exhibits and Reports on Form 8-K

SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                             March 31, 1996           December 31, 1995
                                        ------------------------   ------------------------
                                            RMB          USD           RMB          USD
                                        -----------   ----------   -----------   ----------
ASSETS
Current assets:
  Cash                                   58,128,310    6,969,821    57,448,305    6,888,286
  Accounts receivable                   164,206,714   19,689,054   158,677,644   19,026,095
  Inventories (Note 3 )                  85,802,110   10,288,023    56,838,801    6,815,204
  Prepayments, deposits and other
   receivables                           14,214,185    1,704,339     7,423,161      890,067
  Due from related companies             12,814,472    1,536,507    46,411,779    5,564,961
                                        -----------   ----------   -----------   ----------

Total current assets                    335,165,791   40,187,744   326,799,690   39,184,613

Deferred tax assets                               -            -        48,444        5,809

Property, plant and equipment, net      237,992,559   28,536,278   197,308,264   23,658,064

Interest in an associated
   company (Note  5)                    226,753,720   27,188,695   222,742,476   26,707,730
                                        -----------   ----------   -----------   ----------

Total assets                            799,912,070   95,912,717   746,898,874   89,556,216
                                        ===========   ==========   ===========   ==========



                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)  (CONTINUED)

                                                   March 31, 1996           December 31, 1995
                                              ------------------------   ------------------------
                                                  RMB          USD           RMB          USD
                                              -----------   ----------   -----------   ----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
     Bank loans                                34,574,400    4,145,612    32,574,400    3,905,803
     Obligation under capital lease             5,634,848      675,641     5,634,848      675,641
     Deposits received from customers         106,008,000   12,710,791   123,817,626   14,846,237
     Accounts payable
       and accrued liabilities                104,268,873   12,502,263    56,279,181    6,748,103
     Due to related companies                  33,237,059    3,985,259    18,629,685    2,233,774
     Due to an associated company             150,709,847   18,070,725   154,185,606   18,487,483
     Sales taxes payable                       37,849,868    4,538,352    33,233,897    3,984,879
                                              -----------   ----------   -----------   ----------

Total current liabilities                     472,282,895   56,628,643   424,355,243   50,881,920

Long term liabilities:
     Deferred tax liabilities                     201,555       24,167             -            -
     Shareholder's loan (Note 4)               73,794,948    8,848,315    73,794,948    8,848,315
     Obligation under capital lease            24,897,291    2,985,287    24,897,291    2,985,287
                                              -----------   ----------   -----------   ----------

Total long term liabilities                    98,893,794   11,857,769    98,692,239   11,833,602

Minority interests                             97,686,874   11,713,054    96,474,719   11,567,712

Shareholders' equity:
     Capital stock -  common stock
       Class A par value US$0.0001 each,
        90,000,000 shares authorized,
        5,000,013 shares outstanding                4,265          511         4,265          511
       Class B par value US$0.0001 each,
        10,000,000 shares authorized,
        3,000,000 shares outstanding                2,559          307         2,559          307
Additional paid-in capital                    104,030,194   12,473,645   104,030,194   12,473,645
Statutory surplus and collective
     welfare funds                              2,159,610      258,947     2,159,613      258,947
Retained earnings                              24,851,879    2,979,841    21,180,042    2,539,572
                                              -----------   ----------   -----------   ----------

Total shareholders' equity                    131,048,507   15,713,251   127,376,673   15,272,982
                                              -----------   ----------   -----------   ----------

Total liabilities
     and shareholders' equity                 799,912,070   95,912,717   746,898,874   89,556,216
                                              ===========   ==========   ===========   ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three Months Ended        Three Months Ended
                                                        March 31, 1996            March 31, 1995
                                                 ----------------------------   -------------------
                                                           RMB            USD                   RMB
                                                 -------------   ------------   -------------------
                                                                                       (As adjusted
                                                                                          - Note 2)
Sales                                             283,593,693     34,004,040            35,365,224
Sales taxes                                        (6,061,927)      (726,850)           (2,870,702)
                                                 ------------    -----------           -----------
Sales, net of sales taxes                         277,531,766     33,277,190            32,494,522
Cost of sales, including inventory
  purchased from related companies of
  RMB208,359,816 (USD24,983,191) in
  1996 and RMB4,897,374 in 1995; and
  royalty fee paid to related company of
  RMB1,776,886 (USD213,056) in 1996
  and RMB284,115 in 1995                         (234,024,544)   (28,060,497)          (25,273,982)
                                                 ------------    -----------           -----------

Gross profit                                       43,507,222      5,216,693             7,220,540

Selling and administrative expenses               (36,553,484)    (4,382,912)           (7,239,079)
                                                 ------------    -----------           -----------

Operating income (loss)                             6,953,738        833,781               (18,539)

Foreign exchange (losses) gains                       (10,589)        (1,269)              177,392

Other income (expense):
     Sales tax refund                                       -              -             1,375,000
     Sales of scrap                                         -              -               237,439
     Interest expense, including interest
       expense paid or payable to related
       companies of RMB3,710,288
       (USD444,879) in 1996 and nil in 1995        (5,820,401)      (697,890)           (1,829,771)
                                                 ------------    -----------           -----------

Income (Loss) before income taxes                   1,122,748        134,622               (58,479)

Income taxes                                         (250,000)       (29,976)                    -
                                                 ------------    -----------           -----------

Income (Loss) before equity in
  earnings of an associated company                   872,748        104,646               (58,479)
Equity in earnings
  of an associated company                          4,011,244        480,965            13,226,388
                                                 ------------    -----------           -----------

Net income before minority interests                4,883,992        585,611            13,167,909
Minority interests                                 (1,212,155)      (145,342)           (6,840,812)
                                                 ------------    -----------           -----------

Net income for the period                           3,671,837        440,269             6,327,097
                                                 ============    ===========           ===========

Net income per common share                              0.46           0.06                  0.79
                                                 ============    ===========           ===========

Weighted average
  shares of common stock                            8,000,013      8,000,013             8,000,013
                                                 ============    ===========           ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended       Three Months Ended
                                                                  March 31, 1996          March 31, 1995
                                                           --------------------------   ------------------
                                                                RMB            USD                 RMB
                                                           ------------   -----------         ------------
                                                                                              (As adjusted
                                                                                                 - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   3,671,837       440,269            6,327,097
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Minority interests                                        1,212,155       145,342            6,840,812
   Equity in earnings of an associated company              (4,011,244)     (480,965)         (13,226,388)
   Depreciation and amortization                             6,015,822       721,322            1,643,391
   Allowance for doubtful accounts                             760,000        91,127                    -
   Income taxes                                                250,000        29,976                    -
   Foreign exchange losses (gains)                              10,589         1,269             (177,392)
                                                           -----------    ----------          -----------
                                                             7,909,159       948,340            1,407,520
Changes in working capital:
(Increase) Decrease in -
  Accounts receivable                                       (6,289,070)     (754,085)          (8,798,026)
  Inventories                                              (28,963,309)   (3,472,819)         (11,103,544)
  Prepayments, deposits and other receivables               (6,791,024)     (814,271)            (378,133)
Increase (Decrease) in -
  Accounts payable and accrued liabilities                  47,989,692     5,754,160           19,552,083
  Deposits received from customers                         (17,809,626)   (2,135,446)          (2,056,515)
  Due to an associated company                              (3,475,759)    (416,758)                    -
  Sales taxes payable                                        4,615,971       553,473            2,925,300
                                                           -----------    ----------          -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (2,813,966)     (337,406)           1,548,685
                                                           -----------    ----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment               (46,710,710)   (5,600,805)         (16,074,776)
  Due from related companies                                33,597,307     4,028,454                    -
                                                           -----------    ----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                      (13,113,403)   (1,572,351)         (16,074,776)
                                                           -----------    ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New bank loans                                             2,000,000       239,808                    -
  Due to related companies                                  14,607,374     1,751,484           13,157,567
  New other loans                                                    -             -            3,000,000
  Increase in shareholder's loan - accrued interest                  -             -              654,241
  Repayment of obligation under capital lease                        -             -           (1,751,325)
                                                           -----------    ----------          -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   16,607,374     1,991,292           15,060,483
                                                           -----------    ----------          -----------
Net increase in cash                                           680,005        81,535              534,392

Cash at beginning of period                                 57,448,305     6,888,286            7,397,927
                                                           -----------    ----------          -----------

Cash at end of period                                       58,128,310     6,969,821            7,932,319
                                                           ===========    ==========          ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


NOTE 1   --   ORGANIZATION AND BASIS OF PRESENTATION

Organization  -  CBR Brewing Company, Inc.  (the "Company," which term shall
- ------------
include, when the context so requires, its subsidiaries and affiliates), formerly known as Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. The Company adopted its current name on March 15, 1995.

Reverse Acquisition  -  For a period of time prior to December 16, 1994, the
- -------------------
business of the Company was devoted to seeking potential acquisition or merger opportunities. On December 16, 1994, the Company acquired all of the outstanding shares of capital stock of High Worth Holdings, Ltd., a British Virgin Islands corporation ("Holdings"), from Oriental Win Holdings Ltd. ("Oriental Win") and Goldchamp Ltd. ('Goldchamp") in exchange for 3,960,000 shares and 240,000 shares of the Company's Class A Common Stock issued to Oriental Win and Goldchamp, respectively, and 3,000,000 shares of the Company's Class B Common Stock issued to Oriental Win. The shares of Class B Common Stock carry two votes per share but are otherwise equivalent to the Class A Common Stock. In addition, the Company issued an aggregate of 600,000 shares of Class A Common Stock to various parties for consulting services in connection with the acquisition. The shares of Class A and Class B Common Stock issued in conjunction with the acquisition represent approximately 98.1% of the issued and outstanding shares of the Company, after all shares were issued and a 1-for-22 reverse stock split which was effected on November 22, 1994.

The Company's subsidiaries and affiliates manage and control all of the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). Holdings is a holding company that was formed solely to effect the acquisition of Zhaoqing Blue Ribbon High Worth Brewery, Ltd., a Sino-foreign joint venture ("High Worth JV"), which was registered in the PRC on July 2, 1994, in which Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon") owns a 40% interest and Holdings owns a 60% interest.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


NOTE 1   --   ORGANIZATION AND BASIS OF PRESENTATION (continued)


High Worth JV owns a 100% interest in Zhaoqing Brewery, a PRC company, which is engaged in the brewery business in China. Zhaoqing Brewery also owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble, Ltd., a Sino-foreign joint venture ("Noble Brewery"), which is also engaged in the brewery business in China. Noble Brewery is a Sino-foreign equity joint venture enterprise registered in the PRC on October 8, 1993, in which Goldjinsheng Holding Ltd., and unrelated party, and Zhaoqing Brewery hold 60% and 40% interests, respectively. Accordingly, the Company owns effective interests of 60% in Zhaoqing Brewery and 24% in Noble Brewery. The brewery operations are located in Zhaoqing City, which is situated approximately 100 miles from Hong Kong in the Guangdong Province of China.

All of the beer currently sold by the Company is now marketed under the Pabst Blue Ribbon label. During 1995, Zhaoqing Blue Ribbon Marketing Company, a PRC company (the "Marketing Company"), was established to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer in China. Zhaoqing Brewery owns a 70% interest and Guangdong Blue Ribbon owns a 30% interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively.

Apart from the investment in High Worth JV which was partly financed by a loan from Oriental Win, Holdings has no other significant assets or liabilities. On October 31, 1994, prior to the reverse acquisition effective December 16, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery, for approximately USD20,000,000.
Prior to the acquisition of the Zhaoqing Brewery by High Worth JV, Zhaoqing Brewery was a wholly-owned subsidiary of Guangdong Blue Ribbon.

For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 16, 1994 are those of Holdings.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


NOTE 1   --   ORGANIZATION AND BASIS OF PRESENTATION  (continued)


The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The acquisition on October 31, 1994 of Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. Since High Worth JV had no operations prior to this acquisition, consolidated financial statements have been prepared commencing October 31, 1994, to reflect the post-acquisition consolidated results of the operations of Zhaoqing Brewery and Noble Brewery attributable to the Company. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1995 and March 31, 1996, as Oriental Win, the Company's principal shareholder, and Guangdong Blue Ribbon, a related party, have undertaken to provide continuing financial support.

Foreign Currency Translation  -  In preparing the consolidated financial
- ----------------------------
statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transaction are translated into RMB using the applicable rates of exchange, quoted by the People's Bank of China (the "unified exchange rate"). Monetary assets and liabilities denominated in foreign currencies have been translated into RMB using the unified exchange rate prevailing at the balance sheet dates. The resulting exchange gains or losses have been credited or charged to the statements of income for the periods in which they occur.

The Company's share capital is denominated in United States dollars ("USD") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

Translation of amounts from RMB into United States dollars ("USD") for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on March 31, 1996, of USD1.00 = RMB8.34. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other rate.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


NOTE 2   --    COMMENTS

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the changes in cash flows for the three months ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1996 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

The calculation of net income per share is based on the weighted average number of shares of Class A and Class B Common Stock issued and outstanding during the period.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


NOTE 2   --    COMMENTS  (continued)

In conjunction with the audit of the Company's consolidated financial statements as of and for the year ended December 31, 1995, the Company identified certain year-end adjustments properly allocable to prior 1995 interim periods, including
additional charges by Zhaoqing Brewery for the staff welfare fund.   With
respect to Noble Brewery, an unconsolidated subsidiary, additional charges due to improper cut-offs and unrecorded expenses resulted in an understatement of cost of sales and of selling, general and administrative expenses. Accordingly, the Company has restated the accompanying statements of income and cash flows for the three months ended March 31, 1995 to reflect these adjustments.



                                          As Previously Reported  As Adjusted
                                        ------------------------  ------------
Three Months Ended March 31, 1995:                           RMB           RMB
                                                      ----------  ------------
Sales, net of sales taxes                             32,924,512    32,494,522
Gross profit                                           7,401,635     7,220,540
Operating income (loss)                                1,048,920       (18,539)
Net income                                             8,670,737     6,327,097
Net income per common share                                 1.08          0.79


NOTE 3   --    INVENTORIES

Inventories consisted of the following at March 31, 1996 and December 31, 1995 :


                                 March 31, 1996          December 31, 1995
                          ------------------------   ------------------------
                                 RMB           USD          RMB           USD
                          ----------    ----------   ----------   -----------

Raw materials             16,284,905     1,952,626   14,154,395     1,697,170
Work in progress          6,156,598       738,201    3,713,686       445,286
Finished goods            63,360,607     7,597,196   38,970,720     4,672,748
                          ----------    ----------   ----------   -----------
                          85,802,110    10,288,023   56,838,801     6,815,204
                          ==========    ==========   ==========   ===========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


NOTE 4   --   SHAREHOLDER'S LOAN

The shareholder's loan of RMB 73,794,948 (USD8,848,315) at March 31, 1996 and December 31, 1995 was provided by Oriental Win in connection with the acquisition of High Worth JV by Holdings. The loan is denominated in USD, is unsecured, interest free and is not due and payable unless alternate long term debt or equity funds are available to the Company.


NOTE 5   --   INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary as follows:

                                                  RMB
                                              ------------
Unlisted investment, at cost,
  October 31, 1994                            209,361,595

The Company's share of earnings and
  dividends of an associated company:
  Earnings -
   Two months ended December 31, 1994           7,812,392
   For the year ended December 31, 1995        34,213,058
   Three months ended March 31, 1996            4,011,244
  Dividends -
    Declared and paid for the year ended
      December 31, 1995                       (28,644,569)
                                              -----------

Unlisted investment, March 31, 1996           226,753,720
                                              ===========


                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


NOTE 5   --   INTEREST IN AN ASSOCIATED COMPANY (continued)

The condensed statements of operations of Noble Brewery for the three months ended March 31, 1996 and 1995 are as follows:

                                  Three Months Ended      Three Months Ended
                                    March 31, 1996          March 31, 1995
                               ------------------------   ------------------
                                       RMB          USD                  RMB
                               -----------   ----------   ------------------
                                                                (As adjusted
                                                                   - Note 2)

Sales, net of sales taxes      162,053,518   19,430,877          231,577,746
                               ===========   ==========   ==================

Net income                      16,762,785    2,009,926           33,065,969
                               ===========   ==========   ==================

The Company's share
 of net income after
 deduction of unrealised
 intercompany profit             4,011,244      480,965           13,226,388
                               ===========   ==========   ==================

NOTE 6   --   MARKETING COMPANY

The Marketing Company was established during 1995 to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer in China. The Marketing Company also sells mineral water and non-carbonated soft drinks bearing the Blue Ribbon label produced by Guangdong Blue Ribbon. Zhaoqing Brewery owns a 70% interest and Guangdong Blue Ribbon owns a 30% interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis.

The Marketing Company commenced operations on April 1, 1995. The commencement of the Marketing Company's operations, which are presented on a consolidated basis, resulted in a significant change in the Company's operating structure and
income statement presentation during 1995.   Accordingly, a comparison of
results of operations for three months ended March 31, 1996 to results of operations for the three months ended March 31, 1995, is not necessarily meaningful.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:

     Effective December 16, 1994, the Company acquired Holdings, which, through its subsidiaries and affiliates, manages and controls all of the production and sale of Pabst Blue Ribbon beer in China. Holdings is a holding company which was formed solely to effect the acquisition of a 60% interest in High Worth JV. On October 31, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery.

     The acquisition of Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments, commencing October 31, 1994, to reflect the post-acquisition consolidated results of operations of Zhaoqing Brewery and Noble Brewery attributable to the Company.

     For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 16, 1994 are those of Holdings.

     During 1995, the Marketing Company was established to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer in China. The Marketing Company also sells mineral water and non-carbonated soft drinks
bearing the Blue Ribbon label produced by Guangdong Blue Ribbon.   Zhaoqing
Brewery owns a 70% interest and Guangdong  Blue  Ribbon  owns  a  30%  interest
in  the   Marketing Company.  Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. The Marketing Company generally requires a 50% cash deposit from its customers as security. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis.

BUSINESS:

     Pabst Blue Ribbon beer is distributed and sold throughout China. In general, the demand for Pabst Blue Ribbon beer in China presently exceeds available supply, and thus production capacity is the single most important factor in determining sales volume. In addition, there is a significant difference in the price at which local or regional beer is sold in China as compared to the price of foreign or premium brands of beer. On average, a 640 ml. bottle of local or regional beer would typically sell for 1 - 2 RMB, as compared to a foreign or premium beer which would sell for 4 - 6 RMB.

     The beer industry in China is seasonal, with sales at their lowest in the months of October and November, and at their highest in the months of March through September.

     The Company's  brewing facilities consist of the following :

     Zhaoqing Brewery:  The original facilities of Zhaoqing Brewery were
     ----------------
constructed between 1978 and 1980 with annual production capacity based on old brewing technology of 50,000 metric tons or 425,000 barrels of beer. With the implementation of the new brewing technology and the purchase of additional equipment, Zhaoqing Brewery reached an annual production capacity of 100,000 metric tons or 850,000 barrels by the end of 1995. Prior to March 1995, Zhaoqing Brewery had produced exclusively domestic brands of beer. In mid-1994, with the assistance of Pabst Brewing Company, Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. During March 1995, Zhaoqing Brewery discontinued production of all domestic brands and commenced exclusive production of Pabst Blue Ribbon beer on a full-scale basis. However, beer that does not meet Pabst Blue Ribbon quality standards is generally packaged and distributed as local brand beer.

     Noble Brewery:  The original facilities of Noble Brewery were constructed
     -------------
between 1988 and 1990 with annual production capacity of approximately 80,000 metric tons or 680,000 barrels of beer. During July 1994, a second brewing facility was completed, which increased annual production capacity by an additional 120,000 metric tons or 1,020,000 barrels of beer. The second brewing facility commenced full-scale production during late 1994. Noble Brewery has produced Pabst Blue beer exclusively since it commenced operations.

CONSOLIDATED RESULTS OF OPERATIONS:

     Zhaoqing Brewery and Noble Brewery commenced distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April
1995 and July 1995, respectively.   The commencement of the Marketing Company's
operations, which are presented on a consolidated basis, resulted in a significant change in the Company's operating structure and income statement presentation during 1995. Accordingly, a comparison of result of operations for the three months ended March 31, 1996 to results of operations for the three months ended March 31, 1995 is not necessarily meaningful.

Three Months Ended March 31, 1996 and 1995  -

     Sales: During the three months ended March 31, 1996, Zhaoqing Brewery produced 18,631 metric tons and delivered 18,569 metric tons of beer, of which 498 metric tons (2.7%) were local brand beer and 18,071 metric tons (97.3%) were Pabst Blue Ribbon beer. During the three months ended March 31, 1995, Zhaoqing Brewery produced 10,713 metric tons and delivered 11,147 metric tons of which 8,324 metric tons (74.7%) were local brand beer and 2,823 metric tons (25.3%) were Pabst Blue Ribbon beer. Total beer delivered increased by 7,422 metric
tons or 66.6% from 1995 to 1996,   as a result of the implementation of the new
brewing
technology and the installation of new equipment to increase the production capacity at the end of 1995. Of the 11,388 metric tons of local brand beer produced in 1995, 8,324 metric tons (73.1%) were produced during the three months ended March 31, 1995.

     During the three months ended March 31, 1996, Noble Brewery produced 36,744 metric tons and delivered 36,777 metric tons of beer, as compared to 49,608 metric tons of beer produced and 53,915 metric tons of beer delivered for the three months ended March 31, 1995. Total beer delivered decreased by 17,138 metric tons or 31.8% from 1995 to 1996, as a result of the regulation of sales by the Marketing Company, which purchases beer from the two breweries in accordance with their respective production capacities. The reduction in beer delivered by Noble Brewery had the effect of reducing the Company's share of earnings in an associated company for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     For the three months ended March 31, 1996, net sales, all of which were conducted through the Marketing Company, were RMB 277,531,766, of which RMB 258,104,542 (93%) was attributable to beer sales and RMB 19,427,224 (7%) was attributable to the sales of mineral water and non-carbonated soft drinks. During the three months ended March 31, 1996, the Marketing Company purchased RMB 171,763,754 of beer products from the Noble Brewery and Zhaoqing Brewery for resale, and RMB 18,550,258 of mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon for resale. Approximately 99.6% of total sales during the three months ended March 31, 1996 were provided from the sale and distribution
of products under the Pabst Blue Ribbon brand name.   For the three months ended
March 31, 1995, net sales were RMB 32,494,522, all of which were attributable to beer sales.

     Gross Profit: For the three months ended March 31, 1996, total gross profit was RMB 43,507,222 or 15.7% of total net sales, and consisted of gross profit from beer sales of RMB 41,981,233 or 15.9% of beer net sales and gross profit from sales of mineral water and non-carbonated soft drinks of RMB 1,525,989 or 7.7% of net sales of mineral water and non-carbonated soft drinks. For the three months ended March 31, 1995, total gross profit was RMB 7,220,540 or 22.2% of total net sales, all from beer sales.

     The Company expects continuing pressure on its gross profit during 1996 as a result of two factors. First, a general softening of consumer demand in China as a result of increasing competition from foreign premium brand beers and the central government's regulatory controls and economic policies. Second, an increase in 1996 raw material and packaging costs in excess of 10%, which, because of the softening of consumer demand, may be difficult for the Company to fully pass on to its customers. Accordingly, the Company introduced a bottle recycling program in early 1996 in an effort to reduce production costs.

     Selling and Administrative Expenses: For the three months ended March 31, 1996, selling and administrative expenses were RMB 36,553,484 or 13.2% of net sales, consisting of selling expenses of RMB 21,429,778 and general and administrative expense of RMB 15,123,706. Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China, and have been incurred in conjunction with the increase in the production capacity of Zhaoqing Brewery and the increase in sales volume. For the three months ended March 31, 1996, the Company recorded an allowance for doubtful accounts of RMB 760,000 to provide for estimated losses on accounts receivable for the period.

     During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by the Zhaoqing Brewery and the Noble Brewery. The Marketing Company assumed the responsibility for marketing Zhaoqing Brewery's production of Pabst Blue Ribbon beer in April 1995, and has incurred most of the selling expenses since that date. General and administrative costs include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company.

     As a result of softening consumer demand and increasing competition from foreign premium brand beers, the Company is implementing a substantially expanded advertising and promotional program in 1996 in order to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China.

     Interest Expense: For the three months ended March 31, 1996, interest expense increased by RMB 3,990,630 or 218.1% to RMB 5,820,401, as compared to RMB 1,879,721 for the three months ended March 31, 1995. Interest expense increased in 1996 as compared to 1995 as a result of the increase in bank loan, capital lease obligations and amounts payable to Guangdong Blue Ribbon as a result of its advances for the expansion of Zhaoqing Brewery.

     Operating Income: For the three months ended March 31, 1996, operating income was RMB 6,953,738 or 2.5% of net sales. For the three months ended March 31, 1995, the operating loss was RMB 18,539 or 0.1% of net sales.

     Net Income: As a result of the decreased sales and earnings of Noble Brewery, increased selling expenses incurred by the Marketing Company, and increased interest expense, for the three months ended March 31, 1996, net income decreased to RMB 3,671,837, as compared to RMB 6,327,097 for the three months ended March 31, 1995.

Noble Brewery:
- -------------

Three Months Ended March 31, 1996  and 1995  -

     Sales: For the three months ended March 31, 1996 and 1995, net sales were RMB 162,053,518 and RMB 231,577,746, respectively.

     Gross Profit: For the three months ended March 31, 1996 and 1995, gross profit was RMB 36,028,569 or 22.2% of net sales and RMB 58,586,038 or 25.3% of net sales, respectively.

     Selling and Administrative Expenses: For the three months ended March 31, 1996, selling and administrative expenses totalled RMB 14,995,811 or 9.3% of net sales, consisting of selling expenses of RMB 4,653,271 and general and administrative expenses of RMB 10,342,540. For the three months ended March 31, 1995, selling and administrative expenses totalled RMB 23,099,679 or 10.0% of net sales, consisting of selling expenses of RMB 10,862,430 and general and
administrative expenses of RMB 12,237,249.   Selling expenses include costs
relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China and were incurred in conjunction with the increase in the production capacity of Noble Brewery.

     During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company assumed the responsibility for marketing Noble Brewery's production of Pabst Blue Ribbon beer in July 1995.

     Operating Income: For the three months ended March 31, 1996 and 1995, operating income was RMB 21,032,758 or 13.0% of net sales and RMB 35,486,359 or 15.3% of net sales, respectively.

     Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. In 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with
PRC accounting standards applicable to Noble Brewery.   Accordingly, RMB
4,398,800 has been recorded as income tax expense for the three months ended March 31, 1996.

     Net Income: As a result of decreased sales and gross margin, only partially offset by decreased selling expenses, and increased income tax expense, for the three months ended March 31, 1996, net income decreased to RMB 16,762,785 or 10.3% of net sales, as compared to RMB 33,065,969 or 14.3% of net sales for the three months ended March 31, 1995.

CONSOLIDATED FINANCIAL CONDITION  -  MARCH 31, 1996:

Liquidity and Capital Resources -

     For the three months ended March 31, 1996, the Company's operations utilized cash resources of RMB 2,813,966. The Company's cash balance increased by RMB 680,005 to RMB 58,128,310 at March 31, 1996, as compared to RMB 57,448,305 at December 31, 1995. The Company's net working capital deficit increased by RMB 39,561,551 to RMB 137,117,104 at March 31, 1996, as compared to RMB 97,555,553 at December 31, 1995, resulting in a decline in the current ratio at March 31, 1996 to 0.71: 1, as compared to 0.77 : 1 at December 31, 1995.

     The Company's inventories increased by RMB 28,963,309 or 51.0% to RMB 85,802,110 at March 31, 1996, as compared to RMB 56,838,801 at December 31, 1995. Such increase resulted from the expansion of production to meet the growth in market demand for beer products, and consisted primarily of an increase in finished goods in order to satisfy expected market demand during the peak season, which commenced in April.

     The amounts due from related companies mainly represented receivable balances from Guangdong Blue Ribbon and its affiliated companies. The amounts due from related companies decreased by RMB 33,597,307 or 72.4% to RMB 12,814,472 at March 31, 1996, as compared to RMB 46,411,779 at December 31, 1995. The decrease was primarily due to the increase in payments by Guangdong Blue Ribbon and the increase in transaction volume with other related companies under normal operating levels during the period.

     The Company's accounts payable and accrued liabilities balance increased by RMB 47,989,692 or 85.3% to RMB 104,268,873 at March 31, 1996 as compared to RMB
56,279,181 at December 31, 1995.   Such increase was mainly due to the increase
in purchases of raw materials and packing materials in anticipation of the expected peak season in sales and production which commenced in April, and the increase in accrued expenses as a result of the expansion of production and operating activities.

     The Company's principal shareholder, Oriental Win, and Guangdong Blue Ribbon, a related party, have undertaken to provide continuing financial support to the Company, as described below.

     The conversion and expansion of Zhaoqing Brewery has required substantial capital to finance the costs of expansion and to support substantially higher sales levels. Guangdong Blue Ribbon has provided and committed to provide Zhaoqing Brewery a line of credit, or to otherwise arrange financing, sufficient to finance the purchase of new machinery and equipment in connection with the planned expansion of Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer.

     For the three months ended March 31, 1996, additions to property, plant and equipment in connection with the planned expansion of Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer aggregated RMB 46,122,765, and were financed by advances under the line of credit from Guangdong Blue Ribbon, and other sources of working capital. The Company anticipates that additional capital expenditures in connection with the continuing expansion of Zhaoqing Brewery during the remainder of 1996 will be minimal.

     During the three months ended March 31, 1996, the Company increased its short-term bank borrowings by RMB 2,000,000, resulting in net short-term bank borrowings outstanding at March 31, 1996 of RMB 34,574,400.

     Oriental Win and Guangdong Blue Ribbon are providing continuing financial
support to the Company.   The existing loan payable to Oriental Win was incurred
in connection with the acquisition of High Worth JV by Holdings and totaled RMB
73,794,948  at March 31, 1996, equivalent to approximately USD 8,848,000.   The
loan is denominated in USD, is unsecured, interest free and is not due and payable unless alternate long-term debt or equity funds are available to the Company.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit and other external credit sources, and the line of credit and other credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 1996. In order to finance the continuing capital requirements of the Company subsequent to the completion of the Zhaoqing Brewery expansion, the Company has begun negotiations to arrange for long term bank or lease financing. In addition, the accelerated development or acquisition of additional brewing facilities may require the use of long term borrowing or equity financing by the Company.

Inflation and Currency Matters -

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to
Chinese business enterprises.   The success of the Company depends in
substantial part on the continued growth and development of the Chinese economy.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

     Zhaoqing Brewery and Noble Brewery conduct virtually all of their business in China and, accordingly, the sale of their products are settled primarily in RMB. As a result, continued devaluation of the RMB against the USD will adversely affect their financial performance when measured in USD, and may have material adverse effects upon the results of operations and financial position of the Company. In addition, a significant portion of revenues will need to be converted into USD to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$1.00 to RMB8.65 at December 31, 1993, RMB8.45 at December 31, 1994, RMB8.32 at December 31, 1995 and RMB8.34 at March 31, 1996.

                        PART  II.      OTHER INFORMATION
                        --------------------------------



ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits -

             27  Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K -

             Three Months Ended March 31, 1996:  None.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CBR BREWING COMPANY, INC.
                                -------------------------
                                         (Registrant)


Date:  June 28, 1996          By /s/ John Z. Li
                                ------------------------------------------------
                                John Z. Li
                                President and Director
                                (Duly authorized officer)


Date:  June 28, 1996          By /s/ Ge Ming
                                -----------------------------------------------
                                Ge Ming
                                Chief Financial Officer
                                (Chief Financial Offier and
                                Chief Accounting Officer)