Form 10-Q
period 1996-06-30
CBR BREWING CO INC
filed 1996-08-16
CIK 846012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1996
                                     -------------

[_]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

                       Commission File Number 33-26617A
                                              ---------

                           CBR BREWING COMPANY, INC.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

         Florida                                             65-0145422
- -------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                         Identification Number)

433 North Camden, Suite 1200
Beverly Hills, California                                  90210
- -------------------------------                        -------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (310) 274-5172
                                                     --------------

                                Not applicable
     --------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes     X                 No
                    -----                  -----

Common shares outstanding at June 30, 1996       Class A     5,000,013
                                                 Class B     3,000,000

Total sequentially numbered pages in this document:  26

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                  ------------------------------------------

                                     INDEX
                                     -----


PART I    FINANCIAL INFORMATION

          Item 1    Financial Statements

                    Condensed Consolidated Balance Sheets (unaudited)- June 30, 1996 and December 31, 1995

                    Condensed Consolidated Statements of Income (unaudited)- Three months and six months ended June 30, 1996 and 1995

                    Condensed Consolidated Statements of Cash Flows
                    (unaudited) -
                    Six months ended June 30, 1996 and 1995

                    Notes to Condensed Consolidated Financial Statements (unaudited) -
                    Three months and six months ended June 30, 1996 and 1995

          Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

          Item 6    Exhibits and Reports on Form 8-K


SIGNATURES

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                               June 30, 1996                   December 31, 1995
                                        ---------------------------      ----------------------------
                                            RMB             USD              RMB             USD
                                        -----------     -----------      ------------    -----------

ASSETS
Current assets:
 Cash                                    71,666,560       8,610,664       57,448,305       6,902,356
 Accounts receivable                    166,053,990      19,951,218      158,677,644      19,064,958
 Inventories (Note 3)                    97,980,140      11,772,215       56,838,801       6,829,124
 Prepayments, deposits and other
    receivables                           9,101,819       1,093,574        7,423,161         891,885
 Due from related companies               7,191,895         864,099       46,411,779       5,576,328
                                        -----------      ----------      -----------      ----------

Total current assets                    351,994,404      42,291,770      326,799,690      39,264,651

Deferred tax assets                               -               -           48,444           5,820

Property, plant and equipment,
 net                                    245,492,536      29,495,679      197,308,264      23,706,388

Interest in an associated
 company (Note 5)                       191,436,128      23,000,857      222,742,476      26,762,282
                                        -----------      ----------      -----------      ----------

Total assets                            788,923,068      94,788,306      746,898,874      89,739,141
                                        ===========      ==========      ===========      ==========


                                  (continued)

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)


                                               June 30, 1996                    December 31, 1995
                                        --------------------------        ---------------------------
                                            RMB            USD               RMB             USD
                                        -----------      ----------       -----------      ----------

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loans                             36,074,400       4,334,303        32,574,400       3,913,781
  Obligation under capital lease          4,630,048         556,296         5,634,848         677,021
  Deposits received from customers       74,272,742       8,923,794       123,817,626      14,876,562
  Accounts payable
    and accrued liabilities             130,394,453      15,666,761        56,279,181       6,761,887
  Due to related companies               31,269,657       3,757,018        18,629,685       2,238,338
  Due to an associated company          129,059,602      15,506,380       154,185,606      18,525,244
  Sales taxes payable                    47,470,939       5,703,585        33,233,897       3,993,019
                                        -----------      ----------       -----------      ----------

Total current liabilities               453,171,841      54,448,137       424,355,243      50,985,852

Long term liabilities:
  Deferred tax liabilities                  451,555          54,254                 -               -
  Shareholder's loan (Note  4)           73,794,948       8,866,388        73,794,948       8,866,388
  Obligation under capital lease         24,897,291       2,991,384        24,897,291       2,991,384
                                        -----------      ----------       -----------      ----------

Total long term liabilities              99,143,794      11,912,026        98,692,239      11,857,772

Minority interests                      100,558,369      12,081,986        96,474,719      11,591,339

Shareholders' equity:
  Capital stock -  common stock
   Class A par value US$0.0001 each,
     90,000,000 shares authorized,
     5,000,013 shares outstanding             4,265             512             4,265             512
   Class B par value US$0.0001 each,
     10,000,000 shares authorized,
     3,000,000 shares outstanding             2,559             308             2,559             308
Additional paid-in capital              104,030,194      12,499,122       104,030,194      12,499,122
Statutory surplus and collective
  welfare funds                           2,159,610         259,475         2,159,613         259,475
Retained earnings                        29,852,436       3,586,740        21,180,042       2,544,761
                                        -----------      ----------       -----------      ----------

Total shareholders' equity              136,049,064      16,346,157       127,376,673      15,304,178
                                        -----------      ----------       -----------      ----------

Total liabilities
  and shareholders' equity              788,923,068      94,788,306       746,898,874      89,739,141
                                        ===========      ==========       ===========      ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                                  Three Months
                                        Three Months Ended              Six Months Ended             Ended       Six Months Ended
                                          June 30, 1996                  June 30, 1996           June 30, 1995   June 30, 1995
                                   ----------------------------   ---------------------------    -------------   -------------
                                        RMB            USD             RMB            USD             RMB             RMB
                                   -------------   ------------   -------------   -----------    -------------   -------------
                                                                                                 (As Adjusted    (As Adjusted
                                                                                                  - Note 2)        - Note 2)
Sales                               359,976,876     43,250,856     643,570,569     77,324,350     99,583,814      134,949,038

Sales taxes                          (6,318,003)      (759,102)    (12,379,930)    (1,487,436)    (4,703,000)      (7,573,702)
                                   ------------    -----------    ------------    -----------    -----------     ------------

Sales, net of sales taxes           353,658,873     42,491,754     631,190,639     75,836,914     94,880,814      127,375,336

Costs of sales, including
  inventory purchased from
  related companies of RMB
  214,570,411; RMB
  422,930,227; RMB
  21,920,274 and RMB
  26,817,648, respectively;
  and royalty fee paid
  to related company of RMB
  2,356,675; RMB 4,133,561;
  RMB 1,241,406 and RMB
  1,525,521, respectively          (297,959,607)   (35,799,544)   (531,984,151)   (63,917,355)   (81,164,526)    (106,438,508)
                                   ------------    -----------    ------------    -----------    -----------     ------------

Gross profit                         55,699,266      6,692,210      99,206,488     11,919,559     13,716,288       20,936,828

Selling and administrative
  expenses, including advertising
  expenses paid or payable to
  related company of RMB
  20,500,000; RMB 33,406,488;
  RMB 4,380,000 and RMB
  4,380,000, respectively           (45,222,589)    (5,433,448)    (81,776,073)    (9,825,312)   (12,242,904)     (19,481,983)
                                   ------------    -----------    ------------    -----------    -----------     ------------

Operating Income                     10,476,677      1,258,762      17,430,415      2,094,247      1,473,384        1,454,845

Foreign exchange gains                  170,340         20,466         159,751         19,194      1,374,714        1,552,106
Other income (expense):
  Sales tax refund                            -              -               -              -              -        1,375,000
  Sales of scrap                              -              -               -              -        499,055          736,494
  Interest expense, including
    interest expense paid or
    payable to related
    companies of RMB
    2,889,424; RMB
    6,599,712; nil and nil,
    respectively                     (7,005,251)      (841,674)    (12,825,652)    (1,540,989)    (2,531,964)      (4,361,735)
                                   ------------    -----------    ------------    -----------    -----------     ------------

Income before income taxes            3,641,766        437,554       4,764,514        572,452        815,189          756,710
Income taxes                           (250,000)       (30,037)       (500,000)       (60,075)             -                -
                                   ------------    -----------    ------------    -----------    -----------     ------------

Income before equity in earnings
  of an associated company            3,391,766        407,517       4,264,514        512,377        815,189          756,710

Equity in earnings of an
  associated company                  4,480,286        538,302       8,491,530      1,020,248      6,550,090       19,776,478
                                   ------------    -----------    ------------    -----------    -----------     ------------
Net income before minority
  interests                           7,872,052        945,819      12,756,044      1,532,625      7,365,279       20,533,188

Minority interests                   (2,871,495)      (345,007)     (4,083,650)      (490,646)    (3,483,014)     (10,323,826)
                                   ------------    -----------    ------------    -----------    -----------     ------------

Net income for the period             5,000,557        900,812       8,672,394      1,041,979      3,882,265       10,209,362
                                   ============    ===========    ============    ===========    ===========     ============

Net income per common share                0.63           0.08            1.08           0.13           0.49             1.28
                                   ============    ===========    ============    ===========    ===========     ============
Weighted average shares of
  common stock                        8,000,013      8,000,013       8,000,013      8,000,013      8,000,013        8,000,013
                                   ============    ===========    ============    ===========    ===========     ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           Six Months Ended              Six Months Ended
                                                            June 30, 1996                 June 30, 1995
                                                   -------------------------------        -------------
                                                       RMB                 USD                 RMB
                                                   -----------         -----------        --------------
                                                                                           (As adjusted
                                                                                             - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           8,672,394           1,041,979          10,209,362

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Minority interests                                 4,083,650             490,646          10,323,826
  Equity in earnings of an associated company       (8,491,530)         (1,020,249)        (19,776,478)
  Depreciation and amortization                     13,221,251           1,588,521           6,291,307
  Allowance for doubtful accounts                    1,330,000             159,798                   -
  Income taxes                                         500,000              60,074                   -
  Foreign exchange gains                              (159,751)            (19,194)         (1,552,106)
                                                   -----------          ----------         -----------
                                                    19,156,014           2,301,575           5,495,911

Changes in working capital:
(Increase) Decrease in -
Accounts receivable                                 (8,136,346)           (977,574)        (61,066,484)
   Inventories                                     (41,141,339)         (4,943,090)        (14,904,323)
   Prepayments, deposits and other receivables      (1,678,658)           (201,689)         (5,592,206)
Increase (Decrease) in -
   Accounts payable and accrued liabilities         74,115,272           8,904,875          41,031,001
   Deposits received from customers                (49,544,884)         (5,952,767)         27,796,211
   Due to an associated company                    (25,126,004)         (3,018,863)                  -
   Sales taxes payable                              14,237,042           1,710,566           9,812,305
                                                   -----------          ----------         -----------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                               (18,118,903)         (2,176,967)          2,572,415
                                                   -----------          ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment        (61,815,776)         (7,427,103)        (14,599,896)
 Due from related companies                         39,219,884           4,712,230             (31,960)
 Dividend from an associated company                39,797,878           4,781,674          28,657,828
                                                   -----------          ----------         -----------

NET CASH PROVIDED BY INVESTING
ACTIVITIES                                          17,201,986           2,066,801          14,025,972
                                                   -----------          ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of other loans                                    -                   -          (8,000,000)
 New other loans                                             -                   -           3,000,000
 Increase in shareholder's loan                              -                   -           1,298,395
 New bank loans                                      3,500,000             420,521           8,000,000
 Due to related companies                           12,639,972           1,518,680          (5,430,655)
 Repayment of obligation under capital lease        (1,004,800            (120,726)         (1,751,325)
                                                   -----------          ----------         -----------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                15,135,172           1,818,475          (2,883,585)
                                                   -----------          ----------         -----------

Net increase in cash                                14,218,255           1,708,309          13,714,802

Cash at beginning of period                         57,448,305           6,902,355           7,397,927
                                                   -----------          ----------         -----------

Cash at end of period                               71,666,560           8,610,664          21,112,729
                                                   ===========          ==========         ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

The Company's subsidiaries and affiliates manage and contractually have the right to control all of the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). Holdings is a holding company that was formed solely to effect the acquisition of Zhaoqing Blue Ribbon High Worth Brewery, Ltd., a Sino-foreign joint venture ("High Worth JV"), which was registered in the PRC on July 2, 1994, in which Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon") owns a 40% interest and Holdings owns a 60% interest.

High Worth JV owns a 100% interest in Zhaoqing Brewery, a PRC company, which is engaged in the brewery business in China. Zhaoqing Brewery also owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble, Ltd., a Sino-foreign joint venture ("Noble Brewery"), which is also engaged in the brewery business in China. Noble Brewery is a Sino-foreign equity joint venture enterprise registered in the PRC on October 8, 1993, in which Goldjinsheng Holding Ltd., an unrelated party, and Zhaoqing Brewery hold 60% and 40% interests, respectively. Accordingly,

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION (continued)

the Company owns effective interests of 60% in Zhaoqing Brewery and 24% in Noble Brewery. The brewery operations are located in Zhaoqing City, which is situated approximately 100 miles from Hong Kong in the Guangdong Province of China.

Substantially all of the beer currently sold by the Company is now marketed under the Pabst Blue Ribbon label. During 1995, Zhaoqing Blue Ribbon Marketing Company, a PRC company (the "Marketing Company"), was established to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer in China. Zhaoqing Brewery owns a 70% interest and Guangdong Blue Ribbon owns a 30% interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The acquisition on October 31, 1994 of Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. Since High Worth JV had no operations prior to this acquisition, consolidated financial statements have been prepared commencing October 31, 1994, to reflect the post-acquisition consolidated results of the operations of Zhaoqing Brewery and Noble Brewery attributable to the Company. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1995 and June 30, 1996,

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION (continued)

as Oriental Win, the Company's principal shareholder, and Guangdong Blue Ribbon, a related party, have undertaken to provide continuing financial support.

Foreign Currency Translation - In preparing the consolidated financial statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transactions are translated into RMB using the applicable rates of exchange, as quoted by the People's Bank of China (the "unified exchange rate"). Monetary assets and liabilities denominated in foreign currencies have been translated into RMB using the unified exchange rate prevailing at the balance sheet dates. The resulting exchange gains or losses have been credited or charged to the statements of income for the periods in which they occur.

The Company's share capital is denominated in United States dollars ("USD") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

For financial reporting purposes, translation of amounts from RMB into United States dollars ("USD") for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on June 30, 1996, of USD1.00 = RMB8.32. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other rate.

NOTE 2 -- COMMENTS

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months and six months ended June 30, 1996 and 1995, and the changes in cash flows for the six months ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE 2 -- COMMENTS (continued)

The results of operations for the three months and six months ended June 30, 1996 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

The calculation of net income per share is based on the weighted average number of shares of Class A and Class B Common Stock issued and outstanding during each respective period.

In conjunction with the audit of the Company's consolidated financial statements as of and for the year ended December 31, 1995, the Company identified certain year-end adjustments properly allocable to prior 1995 interim periods, including additional charges by Zhaoqing Brewery for the staff welfare fund and by the Marketing Company for the provision for doubtful accounts and accrued liability for sales commissions. With respect to Noble Brewery, an unconsolidated subsidiary, additional charges due to improper cut-offs, unrecorded expenses and account misclassifications resulted in an understatement of cost of sales and of selling, general and administrative expenses. Accordingly, the Company has restated the accompanying statements of income and cash flows for the three months and six months ended June 30, 1995 to reflect these adjustments.


                                              As Previously Reported     As Adjusted
                                              ----------------------     -----------
Three Months Ended June 30, 1995:                        RMB                RMB
- --------------------------------                         ---                ---
Sales, net of sales taxes                            94,880,814           94,880,814
Gross profit                                         13,716,288           13,716,288
Operating income                                      2,944,896            1,473,384
Net income                                            6,371,369            3,882,265
Net income per common share                                0.80                 0.49

                                              As Previously Reported     As Adjusted
                                              ----------------------     -----------
Six Months Ended June 30, 1995:                          RMB                RMB
- ------------------------------                           ---                ---
Sales, net of sales taxes                           127,805,326          127,375,336
Gross profit                                         21,117,923           20,936,828
Operating income                                      3,993,816            1,454,845
Net income                                           15,042,106           10,209,362
Net income per common share                                1.88                 1.28

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995



NOTE 3 -- INVENTORIES

Inventories consisted of the following at June 30, 1996 and December 31, 1995:


                                   June 30, 1996           December 31, 1995
                             ------------------------   ----------------------
                                RMB           USD          RMB         USD
                                ---           ---          ---         ---
Raw materials                17,688,490     2,125,254   14,154,395   1,700,636
Work in progress              8,019,558       963,542    3,713,686     446,197
Finished goods               72,272,092     8,683,419   38,970,720   4,682,291
                             ----------    ----------   ----------   ---------
                             97,980,140    11,772,215   56,838,801   6,829,124
                             ==========    ==========   ==========   =========

NOTE 4 -- SHAREHOLDER'S LOAN

The shareholder's loan of RMB 73,794,948 (USD8,866,388) at June 30, 1996 and December 31, 1995 was provided by Oriental Win in connection with the acquisition of High Worth JV by Holdings. The loan is denominated in USD, is unsecured, interest free and is not due and payable unless alternate long term debt or equity funds are available to the Company.


NOTE 5 -- INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary as follows:

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

NOTE 5 -- INTEREST IN AN ASSOCIATED COMPANY (continued)


                                                        RMB
                                                    -----------
Unlisted investment, at cost, October 31, 1994      209,361,595
The Company's share of earnings and
     dividends of an associated company:
     Earnings -
      Two months ended December 31, 1994              7,812,392
      For the year ended December 31, 1995           34,213,058
      Three months ended March 31, 1996               4,011,244
      Three months ended June 30, 1996                4,480,286
     Dividends -
      Declared and paid during 1995                 (28,644,569)
      Declared and paid during 1996                 (39,797,878)
                                                    -----------

Unlisted investment, June 30, 1996                  191,436,128
                                                    ===========

The condensed statements of operations of Noble Brewery for the three months and six months ended June 30, 1996 and 1995 are as follows:


                                                                                             Three Months
                                         Three Months Ended          Six Months Ended           Ended        Six Months Ended
                                           June 30, 1996              June 30, 1996         June 30, 1995      June 30, 1995
                                      ------------------------   ------------------------   --------------   -----------------

                                          RMB          USD           RMB          USD            RMB                RMB
                                      -----------   ----------   -----------   ----------   --------------   -----------------
                                                                                             (As Adjusted      (As Adjusted
                                                                                              - Note 2)          - Note 2)
Sales, net of sales taxes             180,540,618   21,691,722   342,594,136   41,162,338     131,295,743     362,873,489
                                      ===========   ==========   ===========   ==========     ===========     ===========
Net income                             18,405,386    2,211,388    35,168,171    4,225,420      16,375,226      49,441,195
                                      ===========   ==========   ===========   ==========     ===========     ===========
The Company's share of net
  income after deduction of
  unrealised intercompany profit        4,480,286      538,302     8,491,530    1,020,248       6,550,090      19,776,478
                                      ===========   ==========   ===========   ==========     ===========     ===========

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995



NOTE 6 -- MARKETING COMPANY

The Marketing Company was established during 1995 to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer in China. The Marketing Company also sells mineral water and non-carbonated soft drinks bearing the Blue Ribbon label produced by Guangdong Blue Ribbon. In May 1996, the Marketing Company commenced distribution of a red wine product labelled "Blue Eagle" which was developed by Guangdong Blue Ribbon. Sales of this product through June 30, 1996 have been insignificant. Zhaoqing Brewery owns a 70% interest and Guangdong Blue Ribbon owns a 30% interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis.

The Marketing Company commenced operations on April 1, 1995. The commencement of the Marketing Company's operations, which are presented on a consolidated basis, resulted in a significant change in the Company's operating structure and income statement presentation during 1995. Accordingly, a comparison of results of operations for three months and six months ended June 30, 1996 to results of operations for the three months and six months ended June 30, 1995, is not necessarily meaningful.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview:

   Effective December 16, 1994, the Company acquired Holdings, which, through its subsidiaries and affiliates, manages and has the contractual right to control all of the production and sale of Pabst Blue Ribbon beer in China. Holdings is a holding company which was formed solely to effect the acquisition of a 60% interest in High Worth JV. On October 31, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery.

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

   During 1995, the Marketing Company was established to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer in China. The Marketing Company also sells mineral water and non-carbonated soft drinks bearing the Blue Ribbon label produced by Guangdong Blue Ribbon. In May 1996, the Marketing Company commenced distribution of a red wine product labelled "Blue Eagle" which was developed by Guangdong Blue Ribbon. Sales of this product through June 30, 1996 have been insignificant. Zhaoqing Brewery owns a 70% interest and Guangdong Blue Ribbon owns a 30% interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. The Marketing Company generally requires a 50% cash deposit from its customers as security. However, for those customers located in Guangdong Province, the deposit policy has been replaced by cash-on-delivery or pre-approved credit terms. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis.

Business:

   Pabst Blue Ribbon beer is distributed and sold throughout China. In general, the beer market in China is still undergoing a rapid growth stage. There is a substantial difference in the price at which local or regional beer is sold in China as compared to the price of foreign or premium brands of beer. On average, a 640 ml. bottle of local or regional beer would typically sell for 1 - 2 RMB, as compared to a foreign or premium beer which would sell for 4 - 6 RMB.

   The beer industry in China is seasonal, with sales at their lowest in the months of October and November, and at their highest in the months of March through September.

   The Company's brewing facilities consist of the following:

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

Consolidated Results of Operations:

   Zhaoqing Brewery and Noble Brewery commenced distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. The commencement of the Marketing Company's operations, which are presented on a consolidated basis, resulted in a significant change in the Company's operating structure and income statement presentation during 1995. Accordingly, a comparison of results of operations for the three months and six months ended June 30, 1996 to results of operations for the three months and six months ended June 30, 1995 is not necessarily meaningful.

Three Months Ended June 30, 1996 and 1995  -

   Sales: During the three months ended June 30, 1996, Zhaoqing Brewery produced 24,409 metric tons and sold 24,436 metric tons of beer, of which 507 metric tons (2.1%) were local brand beer and 23,929 metric tons (97.9%) were Pabst Blue Ribbon beer. During the three months ended June 30, 1995, Zhaoqing Brewery produced 13,103 metric tons and sold 14,694 metric tons, of which 517 metric tons (3.5%) were local brand beer and 14,177 metric tons (96.5%) were Pabst Blue Ribbon beer. As a result of increased demand for Pabst Blue Ribbon beer, in conjunction with the implementation of the new brewing technology and the installation of new equipment to increase the production capacity at the end of 1995, total beer sold increased by 9,742 metric tons or 66.3% from 1995 to 1996.

   During the three months ended June 30, 1996, Noble Brewery produced 42,255 metric tons and sold 42,269 metric tons of beer, as compared to 43,237 metric tons of beer produced and 28,562 metric tons of beer sold for the three months ended June 30, 1995. As a result of increased demand for Pabst Blue Ribbon beer, total beer sold increased by 13,707 metric tons or 48.0% from 1995 to 1996.

   For the three months ended June 30, 1996, net sales, all of which were conducted through the Marketing Company, were RMB 353,658,873, of which RMB 330,743,618 (93.5%) were attributable to beer sales and RMB 22,915,255 (6.5%)
were attributable to the sales of mineral water, non-carbonated soft drinks and red wine. During the three months ended June 30, 1996, the Marketing Company purchased RMB 191,262,164 of beer products from Noble Brewery for resale, and RMB 23,308,247 of mineral water, non-carbonated soft drinks and red wine from Guangdong Blue Ribbon for resale. Approximately 99.7% of total beer sales during the three months ended June 30, 1996 were provided from the sale and distribution of products under the Pabst Blue Ribbon brand name. For the three months ended June 30, 1995, net sales were RMB 94,880,814, of which 76% were attributable to beer sales and 24% were attributable to the sales of mineral water and non-carbonated soft drinks.

   Gross Profit: For the three months ended March 31, 1996, total gross profit was RMB 55,699,266 or 15.7% of total net sales, and consisted of gross profit from beer sales of RMB 53,955,041 or 16.3% of net sales of beer and gross profit from sales of mineral water, non-carbonated soft drinks and red wine of RMB 1,744,225 or 7.6% of net sales of mineral water, non-carbonated soft drinks and red wine. For the three months ended June 30, 1995, total gross profit was RMB 13,716,288 or 14.5% of total net sales and consisted of gross profit from beer sales of RMB 12,606,685 or 17.5% of net sales of beer and gross profit from sales of mineral water and non-carbonated soft drinks of RMB 1,109,603 or 5% of net sales of mineral water and non-carbonated soft drinks.

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

   During July 1996, Renhe Trading Company ("Renhe"), a trading company located in Shenzhen, PRC, commenced importing and distributing U.S.-brewed Pabst Blue Ribbon beer in Southern China, and has advertised widely throughout Southern China that Pabst Brewing Company USA has granted it the exclusive right to distribute U.S.-brewed Pabst Blue Ribbon beer in China. Pabst Brewing Company USA has officially denied granting such authorization.

   As a result, during July 1996, preliminary indications are that the Company's shipments of Pabst Blue Ribbon beer in Southern China unexpectedly decreased by approximately 15% as compared to June 1996. Accordingly, the Company anticipates that the aforementioned matter will have an adverse effect on the results of operations for the three months ended September

30, 1996. The Company's joint venture partner and the exclusive license holder of the Pabst Blue Ribbon brand in China, Guangdong Blue Ribbon, is reviewing and evaluating its legal options to stop the importation of Pabst Blue Ribbon beer into China.

   Selling and Administrative Expenses: For the three months ended June 30, 1996, selling and administrative expenses were RMB 45,222,589 or 12.8% of net sales, consisting of selling expenses of RMB 33,586,502 and general and administrative expense of RMB 11,636,087. Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China, and have been incurred in conjunction with the increase in the production capacity of Zhaoqing Brewery and the increase in sales volume. For the three months ended June 30, 1996, the Company recorded an allowance for doubtful accounts of RMB 570,000 to provide for estimated losses on accounts receivable for the period.

   During 1995, the Marketing Company was established to market the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery throughout China. The Marketing Company assumed the responsibility for marketing Zhaoqing Brewery's production of Pabst Blue Ribbon beer in April 1995, and has incurred most of the selling expenses since that date. General and administrative costs include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company.

   As a result of softening consumer demand and increasing competition from foreign premium brand beers, the Company is implementing a substantially expanded advertising and promotional program in 1996 in order to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China.

   Interest Expense: For the three months ended June 30, 1996, interest expense increased by RMB 4,473,287 or 176.7% to RMB 7,005,251, as compared to RMB 2,531,964 for the three months ended June 30, 1995. Interest expense increased in 1996 as compared to 1995 as a result of the increase in bank loans, capital lease obligations and amounts payable to Guangdong Blue Ribbon as a result of its advances for the expansion of Zhaoqing Brewery.

   Operating Income: For the three months ended June 30, 1996, operating income was RMB 10,476,677 or 3.0% of net sales. For the three months ended June 30, 1995, operating income was RMB 1,473,384 or 1.6% of net sales.

   Income Taxes: For the three months ended June 30, 1996, income tax expense was RMB 250,000. Although the Company's operations in China were subject to a tax holiday in 1996, deferred income tax of RMB 250,000 were recorded for the three months ended June 30, 1996 as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment during the tax exemption period. For the three months ended June 30, 1995, no income tax expense was incurred.

   Net Income: As a result of increased sales, net income increased to RMB 5,000,557 for the three months ended June 30, 1996, as compared to RMB 3,882,265 for the three months ended June 30, 1995.

Six Months Ended June 30, 1996 and 1995  -

   Sales: During the six months ended June 30, 1996, Zhaoqing Brewery produced 43,040 metric tons and sold 43,020 metric tons of beer, of which 1,021 metric tons (2.4%) were local brand beer and 41,999 metric tons (97.6%) were Pabst Blue Ribbon beer. During the six months ended June 30, 1995, Zhaoqing Brewery produced 23,816 metric tons and sold 25,841 metric tons, of which 8,841 metric tons (34.2%) were local brand beer and 17,000 metric tons (65.8%) were Pabst Blue Ribbon beer. As a result of increased demand for Pabst Blue Ribbon beer, in conjunction with the implementation of the new brewing technology and the installation of new equipment to increase the production capacity at the end of 1995, total beer sold increased by 17,179 metric tons or 66.5% from 1995 to 1996. Of the 11,388 metric tons of local brand beer produced in 1995, 8,841 metric tons (77.6%) were produced during the six months ended June 30, 1995.

   During the six months ended June 30, 1996, Noble Brewery produced 78,999 metric tons and sold 79,046 metric tons of beer, as compared to 92,845 metric tons of beer produced and 82,477 metric tons of beer sold for the six months ended June 30, 1995. Total beer sold decreased by 3,431 metric tons or 4.2% from 1995 to 1996, as a result of the regulation of sales by the Marketing Company, which purchases beer from the two breweries in accordance with their respective production capacities. The reduction in beer sold by Noble Brewery had the effect of reducing the Company's share of earnings in an associated company for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

   For the six months ended June 30, 1996, net sales, all of which were conducted through the Marketing Company, were RMB 631,190,639, of which RMB 588,167,083 (93.2%) were attributable to beer sales and RMB 43,023,556 (6.8%)
were attributable to the sales of mineral water, non-carbonated soft drinks and red wine. During the six months ended June 30, 1996, the Marketing Company purchased RMB 363,025,917 of beer products from Noble Brewery for resale, and RMB 39,760,792 of mineral water, non-carbonated soft drinks and red wine from Guangdong Blue Ribbon for resale. Approximately 99.7% of total beer sales during the six months ended June 30, 1996 were provided from the sale and distribution of products under the Pabst Blue Ribbon brand name. For the six months ended June 30, 1995, net sales were RMB 127,375,336, of which 82% were attributable to beer sales and 18% were attributable to the sales of mineral water and non-carbonated soft drinks.

   Gross Profit: For the six months ended June 30, 1996, total gross profit was RMB 99,206,488 or 15.7% of total net sales, and consisted of gross profit from beer sales of RMB 95,943,694 or 16.3% of net sales of beer and gross profit from sales of mineral water, non-carbonated soft drinks and red wine of RMB 3,262,794 or 7.6% of net sales of mineral water, non-carbonated soft drinks and red wine. For the six months ended June 30, 1995, total gross profit was RMB 20,936,828 or 16.4% of total net sales and consisted of gross profit from beer sales of RMB 19,827,225 or 19% of net sales of beer and gross profit from sales of mineral water and non-carbonated soft drinks of RMB 1,109,603 or 5% of net sales of mineral water and non-carbonated soft drinks.

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

   During July 1996, Renhe Trading Company ("Renhe"), a trading company located in Shenzhen, PRC, commenced importing and distributing U.S.-brewed Pabst Blue Ribbon beer in Southern China, and has advertised widely throughout Southern China that Pabst Brewing Company USA has granted it the exclusive right to distribute U.S.-brewed Pabst Blue Ribbon beer in China. Pabst Brewing Company USA has officially denied granting such authorization.

   As a result, during July 1996, preliminary indications are that the Company's shipments of Pabst Blue Ribbon beer in Southern China unexpectedly decreased by approximately 15% as compared to June 1996. Accordingly, the Company anticipates that the aforementioned matter will have an adverse effect on the results of operations for the three months ended September 30, 1996. The Company's joint venture partner and the exclusive license holder of the Pabst Blue Ribbon brand in China, Guangdong Blue Ribbon, is reviewing and evaluating its legal options to stop the importation of Pabst Blue Ribbon beer into China.

   Selling and Administrative Expenses: For the six months ended June 30, 1996, selling and administrative expenses were RMB 81,776,073 or 13.0% of net sales, consisting of selling expenses of RMB 55,016,280 and general and administrative expense of RMB 26,759,793. Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China, and have been incurred in conjunction with the increase in the production capacity of Zhaoqing Brewery and the increase in sales volume. For the six months ended June 30, 1996, the Company recorded an allowance for doubtful accounts of RMB 1,330,000 to provide for estimated losses on accounts receivable for the period.

   During 1995, the Marketing Company was established to market the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery throughout China. The Marketing Company assumed the responsibility for marketing Zhaoqing Brewery's production of Pabst Blue Ribbon beer in April 1995, and has incurred most of the selling expenses since that date. General and administrative costs include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company.

   As a result of softening consumer demand and increasing competition from foreign premium brand beers, the Company is implementing a substantially expanded advertising and promotional program in 1996 in order to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China.

   Interest Expense: For the six months ended June 30, 1996, interest expense increased by RMB 8,463,917 or 194.0% to RMB 12,825,652, as compared to RMB 4,361,735 for the six months ended June 30, 1995. Interest expense increased in 1996 as compared to 1995 as a result of the increase in bank loans, capital lease obligations and amounts payable to Guangdong Blue Ribbon as a result of its advances for the expansion of Zhaoqing Brewery.

   Operating Income: For the six months ended June 30, 1996, operating income was RMB 17,430,415 or 2.8% of net sales. For the six months ended June 30, 1995, operating income was RMB 1,454,845 or 1.1% of net sales.

   Income Taxes: For the six months ended June 30, 1996, income tax expense was RMB 500,000. Although the Company's operations in China were subject to a tax holiday in 1996, deferred income taxes of RMB 500,000 were recorded for the six months ended June 30, 1996 as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment during the tax exemption period. For the six months ended June 30, 1995, no income tax expense was incurred.

   Net Income: As a result of the decreased sales and earnings of Noble Brewery, increased selling expenses incurred by the Marketing Company, and increased interest expense, net income decreased to RMB 8,672,394 for the six months ended June 30, 1996, as compared to RMB 10,209,362 for the six months ended June 30, 1995.

Noble Brewery:
- -------------

Three Months Ended June 30, 1996  and 1995  -

   Sales: For the three months ended June 30, 1996 and 1995, net sales were RMB 180,540,618 and RMB 131,295,743, respectively.

   Gross Profit: For the three months ended June 30, 1996 and 1995, gross profit was RMB 33,853,144 or 18.8% of net sales and RMB 31,495,076 or 24.0% of net sales, respectively.

   Selling and Administrative Expenses: For the three months ended June 30, 1996, selling and administrative expenses totalled RMB 9,463,105 or 5.2% of net sales, consisting of selling expenses of RMB 2,591,184 and general and administrative expenses of RMB 6,871,921. For the three months ended June 30, 1995, selling and administrative expenses totalled RMB 14,118,688 or 10.8% of net sales, consisting of selling expenses of RMB 8,097,001 and general and administrative expenses of RMB 6,021,687. Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China and were incurred in conjunction with the increase in the production capacity of Noble Brewery.

   During 1995, the Marketing Company was established to market the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery throughout China. The Marketing Company assumed the responsibility for marketing Noble Brewery's production of Pabst Blue Ribbon beer in July 1995.

   Operating Income: For the three months ended June 30, 1996 and 1995, operating income was RMB 24,390,039 or 13.5% of net sales and RMB 17,376,388 or 13.2% of net sales, respectively.

   Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. In 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, RMB 5,374,807 has been recorded as income tax expense for the three months ended June 30, 1996.

   Net Income: For the three months ended June 30, 1996, net income increased to RMB 18,405,386 or 10.2% of net sales, as compared to RMB 16,375,226 or 12.5% of net sales for the three months ended June 30, 1995.

Six Months Ended June 30, 1996 and 1995 -

   Sales: For the six months ended June 30, 1996 and 1995, net sales were RMB 342,594,136 and RMB 362,873,489, respectively.

   Gross Profit: For the six months ended June 30, 1996 and 1995, gross profit was RMB 69,881,713 or 20.4% of net sales and RMB 90,081,114 or 24.8% of net sales, respectively.

   Selling and Administrative Expenses: For the six months ended June 30, 1996, selling and administrative expenses totalled RMB 24,458,916 or 7.1% of net sales, consisting of selling expenses of RMB 7,244,455 and general and administrative expenses of RMB 17,214,461. For the six months ended June 30, 1995, selling and administrative expenses totalled RMB 37,119,861 or 10.2% of net sales, consisting of selling expenses of RMB 18,959,431 and general and administrative expenses of RMB 18,160,430. Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China and were incurred in conjunction with the increase in the production capacity of Noble Brewery.

   During 1995, the Marketing Company was established to market the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery throughout China. The Marketing Company assumed the responsibility for marketing Noble Brewery's production of Pabst Blue Ribbon beer in July 1995.

   Operating Income: For the six months ended June 30, 1996 and 1995, operating income was RMB 45,422,797 or 13.3% of net sales and RMB 52,961,253 or 14.6% of net sales, respectively.

   Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. In 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, RMB 9,773,607 has been recorded as income tax expense for the six months ended June 30, 1996.

   Net Income: As a result of decreased sales and gross margin, only partially offset by decreased selling expenses, and increased income taxes, net income decreased to RMB

35,168,171 or 10.3% of net sales for the six months ended June 30, 1996, as compared to RMB 49,441,195 or 13.6% of net sales for the six months ended June 30, 1995.

Consolidated Financial Condition - Six Months Ended June 30, 1996:

   Liquidity and Capital Resource - For the six months ended June 30, 1996, the Company's operations utilized cash resources of RMB 18,118,903. The Company's cash balance increased by RMB 14,218,255 to RMB 71,666,560 at June 30, 1996, as compared to RMB 57,448,305 at December 31, 1995. The Company's net working capital deficit decreased by RMB 3,621,884 to RMB 101,177,437 at June 30, 1996, as compared to RMB 97,555,553 at December 31, 1995, and the Company's current ratio at June 30, 1996 was 0.78: 1, as compared to 0.77: 1 at December 31, 1995.

   The Company's inventories increased by RMB 41,141,339 or 72.4% to RMB 97,980,140 at June 30, 1996, as compared to RMB 56,838,801 at December 31, 1995.
Such increase resulted from the expansion of production to meet the growth in market demand for beer products, and consisted primarily of an increase in finished goods in order to satisfy expected market demand during the peak season from July to September.

   The amounts due from related companies mainly represented receivable balances from Guangdong Blue Ribbon and its affiliated companies. The amounts due from related companies decreased by RMB 39,219,884 or 84.5% to RMB 7,191,895 at June 30, 1996, as compared to RMB 46,411,779 at December 31, 1995. The decrease was primarily due to the increase in payments by Guangdong Blue Ribbon and the increase in transaction volume with other related companies under normal operating levels during the period.

   The Company's accounts payable and accrued liabilities balance increased by RMB 74,115,272 or 131.7% to RMB 130,394,453 at June 30, 1996 as compared to RMB
56,279,181 at December 31, 1995. Such increase was mainly due to the increase in purchases of raw materials and packing materials in anticipation of the expected peak season in sales and production from July to September, and the increase in accrued expenses as a result of the expansion of production and operating activities.

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

   For the six months ended June 30, 1996, additions to property, plant and equipment in connection with the planned expansion of Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer aggregated RMB 46,122,765 and were financed by advances under the line of credit from Guangdong Blue Ribbon, and other sources of working capital. In addition, during the six months ended June 30, 1996, other capital expenditures relating to the installation and final testing of machinery and equipment and the related construction costs at Zhaoqing Brewery aggregated RMB 4,558,883, and various other additions to property, plant and equipment aggregated RMB 1,571,923. The Company anticipates that additional capital expenditures in connection with the continuing expansion of Zhaoqing Brewery during the remainder of 1996 will be minimal.

   During the six months ended June 30, 1996, Zhaoqing Brewery acquired undeveloped land near the existing plant site with a total area of 51,034 square metres for future expansion purposes. The total capital expenditures incurred in this regard during the six months ended June 30, 1996 were RMB 9,562,205, which included the acquisition cost of the land and related site preparation costs. The Company anticipates that additional capital expenditures in connection with the development of the land during the remainder of 1996 will be approximately RMB 10,000,000.

   During the six months ended June 30, 1996, the Company increased its short-term bank borrowings by RMB 3,500,000, resulting in net short-term bank borrowings outstanding at June 30, 1996 of RMB 36,074,400.

   Oriental Win and Guangdong Blue Ribbon are providing continuing financial support to the Company. The existing loan payable to Oriental Win was incurred in connection with the acquisition of High Worth JV by Holdings and totaled RMB 73,794,948 at June 30, 1996, equivalent to approximately USD 8,866,000. The loan is denominated in United States Dollar, is unsecured, interest free and is not due and payable unless alternate long-term debt or equity funds are available to the Company.

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

   Zhaoqing Brewery and Noble Brewery conduct virtually all of their business in China and, accordingly, the sale of their products are settled primarily in RMB. As a result, continued devaluation of the RMB against the USD will adversely affect their financial performance when measured in USD, and may have material adverse effects upon the results of operations and financial position of the Company. In addition, a significant portion of revenues will need to be converted into USD to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$1.00 to RMB8.65 at December 31, 1993, RMB8.45 at December 31, 1994, RMB8.32 at December 31, 1995, RMB 8.34 at March 31, 1996 and RMB 8.32 at June 30, 1996.

PART II.  OTHER INFORMATION
- ---------------------------

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -

               27  Financial Data Schedule (electronic filing only)

          (b)  Reports on Form 8-K -

               Three Months Ended June 30, 1996:  None.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CBR BREWING COMPANY, INC.
                                          ----------------------------
                                                (Registrant)



Date:  August 14, 1996                    By /s/ JOHN Z. LI
                                             -------------------------
                                             John Z. Li
                                             President and Director
                                             (Duly authorized officer)



Date:  August 14, 1996                    By /s/ GARY C. K. LUI
                                             -------------------------
                                             Gary  C. K. Lui
                                             Chief Financial Officer
                                             (Chief Financial Officer)