Form 10-Q
period 1996-09-30
CBR BREWING CO INC
filed 1996-11-14
CIK 846012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from __________ to ____________

                       Commission File Number  33-26617A
                                              ----------

                           CBR BREWING COMPANY, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                           65-0145422
------------------------------             ---------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)

  433 North Camden Drive, Suite 1200
     Beverly Hills, California                 90210
----------------------------------------       --------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (310) 274-5172

                                Not applicable
    -----------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                       No
                    -------                        -------

Common shares outstanding at September 30, 1996    Class A  5,000,013
                                                   Class B  3,000,000

Total sequentially numbered pages in this document : 22

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                  -------------------------------------------
                                     INDEX
                                     -----


PART I    FINANCIAL INFORMATION

     Item 1  Financial Statements

               Condensed Consolidated Balance Sheets (unaudited) - September 30, 1996 and December 31, 1995

               Condensed Consolidated Statements of Income (unaudited) - Three months and nine months ended September 30, 1996 and 1995

               Condensed Consolidated Statements of Cash Flows
               (unaudited) -
               Nine months ended September 30, 1996 and 1995

               Notes to Condensed Consolidated Financial Statements
               (unaudited) -
               Three months and nine months ended September 30, 1996
               and 1995


     Item 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II    OTHER INFORMATION

     Item 6  Exhibits and Reports on Form 8-K

SIGNATURES

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               September 30, 1996           December 31, 1995
                                            -------------------------   -------------------------
                                                RMB           USD           RMB           USD
                                            -----------   -----------   -----------    ----------
ASSETS
Current assets:
 Cash                                        71,958,510     8,708,521    57,448,305     6,952,475
 Accounts receivable                        157,288,888    19,035,325   158,677,644    19,203,394
 Inventories (Note 3)                       128,771,379    15,584,095    56,838,801     6,878,712
 Prepayments, deposits and other
  receivables                                 8,825,360     1,068,058     7,423,161       898,361
 Due from related companies                  20,823,149     2,520,047    46,411,779     5,616,819
                                            -----------   -----------   -----------    ----------

Total current assets                        387,667,286    46,916,046   326,799,690    39,549,761

Deferred tax assets                                   -             -        48,444         5,863

Property, plant and equipment, net          245,080,276    29,659,963   197,308,264    23,878,527

Interest in an associated
 company (Note  5)                          198,003,452    23,962,659   222,742,476    26,956,611
                                            -----------   -----------   -----------    ----------

Total assets                                830,751,014   100,538,668   746,898,874    90,390,762
                                            ===========   ===========   ===========    ==========



                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)  (CONTINUED)

                                           September 30, 1996          December 31, 1995
                                        -------------------------   ------------------------
                                            RMB           USD           RMB          USD
                                        -----------   -----------   -----------   ----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
 Bank loans                              46,074,400     5,575,989    32,574,400    3,942,200
 Obligation under capital lease           2,799,965       338,856     5,634,848      681,937
 Deposits received from customers        69,048,813     8,356,385   123,817,626   14,984,585
 Accounts payable
  and accrued liabilities               121,096,471    14,655,266    56,279,181    6,810,986
 Due to related companies                26,168,812     3,166,987    18,629,685    2,254,591
 Due to an associated company           164,518,178    19,910,224   154,185,606   18,659,761
 Sales taxes payable                     52,636,713     6,370,171    33,233,897    4,022,013
                                        -----------   -----------   -----------   ----------

Total current liabilities               482,343,352    58,373,878   424,355,243   51,356,073

Long term liabilities:
 Deferred tax liabilities                   701,555        84,903             -            -
 Shareholder's loan (Note 4)             73,794,948     8,930,769    73,794,948    8,930,769
 Obligation under capital lease          24,897,291     3,013,106    24,897,291    3,013,106
                                        -----------   -----------   -----------   ----------
Total long term liabilities              99,393,794    12,028,778    98,692,239   11,943,875

Minority interests                      108,975,597    13,188,382    96,474,719   11,675,508

Shareholders' equity :
 Capital stock -  common stock
 Class A par value US$0.0001 each,
  90,000,000 shares authorized,
  5,000,013 shares outstanding                4,265           516         4,265          516
 Class B par value US$0.0001 each,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                2,559           310         2,559          310
Additional paid-in capital              104,030,194    12,589,882   104,030,194   12,589,882
Statutory surplus and collective
 welfare funds                            2,159,610       261,359     2,159,613      261,359
Retained earnings                        33,841,643     4,095,563    21,180,042    2,563,239
                                        -----------   -----------   -----------   ----------

Total shareholders' equity              140,038,271    16,947,630   127,376,673   15,415,306
                                        -----------   -----------   -----------   ----------

Total liabilities
 and shareholders' equity               830,751,014   100,538,668   746,898,874   90,390,762
                                        ===========   ===========   ===========   ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                      Three Months      Nine Months
                                                                                                         Ended             Ended
                                        Three Months Ended                  Nine Months Ended         September 30,   September 30,
                                        September 30, 1996                 September 30, 1996             1995             1995
                                   -----------------------------      -----------------------------    ------------    ------------
                                      RMB               USD               RMB              USD              RMB             RMB
                                   ------------      -----------      ------------      -----------    ------------    ------------
                                                                                                       (As adjusted    (As adjusted
                                                                                                        - Note 2)         - Note 2)
Sales                               306,718,479       37,119,506       950,289,048      115,005,331     252,096,131     387,045,169
Sales taxes                          (5,812,980)        (703,495)      (18,192,910)      (2,201,732)     (2,055,743)     (9,629,445)
                                   ------------      -----------      ------------      -----------    ------------    ------------

Sales, net of sales taxes           300,905,499       36,416,011       932,096,138      112,803,599     250,040,388     377,415,724

Cost of sales, including
 inventory purchased from
 related companies of
 RMB 202,392,696; RMB
 605,179,405; RMB 230,583,887
 and RMB 257,401,545,
 respectively; and royalty
 fee paid to related company
 of RMB 2,261,653; RMB 6,395,214;
 RMB 1,006,342 and RMB 2,531,863,
 respectively                      (255,919,347)     (30,971,723)     (787,903,498)     (95,353,201)   (219,288,307)   (325,726,815)

                                   ------------      -----------      ------------      -----------    ------------    ------------

Gross profit                         44,986,152        5,444,288       144,192,640       17,450,398      30,752,081      51,688,909

Selling and administrative
 expenses, including advertising
 expenses paid or payable to
 related company of RMB
 14,900,000; RMB 48,306,488;
 RMB 4,380,000 and RMB 4,380,000,
 respectively                       (37,320,069)      (4,516,528)     (119,096,142)     (14,413,184)    (26,298,804)    (45,780,787)

                                   ------------      -----------      ------------      -----------    ------------    ------------

Operating income                      7,666,083          927,760        25,096,498        3,037,214       4,453,277       5,908,122
Foreign exchange gains                  374,708           45,348           534,459           64,681               -       1,552,106

Other income (expense):
Sales tax refund                              -                -                 -                -               -       1,375,000
Sales of scrap                                -                -                 -                -               -         736,494
Interest expense, including
 interest expense paid or
 payable to related companies
 of RMB 2,778,908; RMB
 9,378,620; nil and nil,
 respectively                        (4,728,093)        (572,201)      (17,553,745)      (2,124,379)     (1,625,123)     (5,986,858)

                                   ------------      -----------      ------------      -----------    ------------    ------------

Income before income taxes            3,312,698          400,907         8,077,212          977,516       2,828,154       3,584,864
Income taxes                           (473,587)         (57,315)         (973,587)        (117,825)     (2,000,000)     (2,000,000)

                                   ------------      -----------      ------------      -----------    ------------    ------------

Income before equity in
 earnings of an associated
 company                              2,839,111          343,592         7,103,625          859,691         828,154       1,584,864

Equity in earnings
 of an associated company             6,567,324          794,787        15,058,854        1,822,444      10,387,862      30,164,340
                                   ------------      -----------      ------------      -----------    ------------    ------------

Net income before minority
 interests                            9,406,435        1,138,379        22,162,479        2,682,135      11,216,016      31,749,204
Minority interests                   (5,417,228)        (655,601)       (9,500,878)      (1,149,810)     (6,372,559)    (16,696,385)
                                   ------------      -----------      ------------      -----------    ------------    ------------

Net income for the period             3,989,207          482,778        12,661,601        1,532,325       4,843,457      15,052,819
                                   ============      ===========      ============      ===========    ============    ============

Net income per common share                0.50             0.06              1.58             0.19            0.61            1.88
                                   ============      ===========      ============      ===========    ============    ============

Weighted average
 shares of common stock               8,000,013        8,000,013         8,000,013        8,000,013       8,000,013       8,000,013
                                   ============      ===========      ============      ===========    ============    ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended            Nine Months Ended
                                                                        September 30, 1996           September 30, 1995
                                                                    --------------------------       -------------------
                                                                        RMB            USD                   RMB
                                                                    -----------     ----------       -------------------
                                                                                                     (As adjusted-Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           12,661,601      1,532,325             15,052,819

Adjustments to reconcile net income
 to net cash provided by (used in) operating activities:
  Minority interests                                                  9,500,878      1,149,810             16,696,385
  Equity in earnings of an associated company                       (15,058,854)    (1,822,444)           (30,164,340)
  Depreciation and amortization                                      20,582,444      2,490,917              9,323,888
  Allowance for doubtful accounts                                     2,131,251        257,927                      -
  Income taxes                                                        3,910,971        473,311                      -
  Foreign exchange gains                                               (534,459)       (64,681)            (1,552,106)
                                                                    -----------     ----------            -----------
                                                                     33,193,832      4,017,165              9,356,646

Changes in working capital:
(Increase) Decrease in -
 Accounts receivable                                                  1,388,756        168,069           (113,063,426)
 Inventories                                                        (71,932,578)    (8,705,383)           (36,832,603)
 Prepayments, deposits and other receivables                         (1,402,199)      (169,696)           (25,486,973)
Increase (Decrease) in -
 Accounts payable and accrued liabilities                            64,817,290      7,844,280             36,322,823
 Deposits received from customers                                   (54,768,813)    (6,628,200)            30,271,130
 Due to an associated company                                        10,332,572      1,250,463                      -
 Sales taxes payable                                                 19,402,816      2,348,157             10,391,492
                                                                    -----------     ----------           ------------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                            1,031,676        124,855            (89,040,911)
                                                                    -----------     ----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                         (70,112,223)    (8,485,080)           (41,404,613)
 Due from related companies                                          25,588,630      3,096,772                      -
 Dividend from an associated company                                 39,797,878      4,816,396             28,644,569
                                                                    -----------     ----------           ------------
NET CASH USED IN INVESTING ACTIVITIES:                               (4,725,715)      (571,912)           (12,760,044)
                                                                    -----------     ----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of other loans                                                     -              -             (8,000,000)
 New other loans                                                              -              -              3,000,000
 Increase in shareholder's loan                                               -              -              4,391,204
 New bank loans                                                      13,500,000      1,633,789              6,000,000
 Due to related companies                                             7,539,127        912,396            208,047,851
 Repayment of obligation under capital lease                         (2,834,883)      (343,082)            (4,730,443)
                                                                    -----------     ----------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            18,204,244      2,203,103            208,708,612
                                                                    -----------     ----------           ------------
Net increase in cash                                                 14,510,205      1,756,046            106,907,657

Cash at beginning of period                                          57,448,305      6,952,475              7,397,927
                                                                    -----------     ----------           ------------

Cash at end of period                                                71,958,510      8,708,521            114,305,584
                                                                    ===========     ==========           ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


NOTE 1   --   ORGANIZATION AND BASIS OF PRESENTATION

Organization  -  CBR Brewing Company, Inc. (the "Company," which term shall
------------
include, when the context so requires, its subsidiaries and affiliates), formerly known as Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. The Company adopted its current name on March 15, 1995.

Reverse Acquisition  -  For a period of time prior to December 16, 1994, the
-------------------
business of the Company was devoted to seeking potential acquisition or merger opportunities. On December 16, 1994, the Company acquired all of the outstanding shares of capital stock of High Worth Holdings, Ltd., a British Virgin Islands corporation ("Holdings"), from Oriental Win Holdings Ltd. ("Oriental Win") and Goldchamp Ltd. ('Goldchamp") in exchange for 3,960,000 shares and 240,000 shares of the Company's Class A Common Stock issued to Oriental Win and Goldchamp, respectively, and 3,000,000 shares of the Company's Class B Common Stock issued to Oriental Win. Subsequently, on October 14, 1996, Oriental Win transferred the 3,960,000 shares of Class A common stock and the 3,000,000 shares of Class B common stock to its shareholders. As a result, West Coast Star Enterprises Limited, as the 60% shareholder of Oriental Win, became the Company's controlling shareholder. The shares of Class B Common Stock carry two votes per share but are otherwise equivalent to the Class A Common Stock.
In addition, the Company issued an aggregate of 600,000 shares of Class A Common Stock to various parties for consulting services in connection with the acquisition. The shares of Class A and Class B Common Stock issued in conjunction with the acquisition represent approximately 98.1% of the issued and outstanding shares of the Company, after all shares were issued and a 1-for-22 reverse stock split which was effected on November 22, 1994.

The Company's subsidiaries and affiliates manage and control the production and sale of domestically-brewed Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). Holdings is a holding company that was formed solely to effect the acquisition of Zhaoqing Blue Ribbon High Worth Brewery, Ltd., a Sino-foreign joint venture ("High Worth JV"), which was registered in the PRC on July 2, 1994, in which Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon") owns a 40% interest and Holdings owns a 60% interest.

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

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


NOTE 1   --   ORGANIZATION AND BASIS OF PRESENTATION (continued)


The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The acquisition on October 31, 1994 of Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. Since High Worth JV had no operations prior to this acquisition, consolidated financial statements have been prepared commencing October 31, 1994, to reflect the post-acquisition consolidated results of the operations of Zhaoqing Brewery and Noble Brewery attributable to the Company. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1995 and September 30, 1996, as Oriental Win, the Company's former principal shareholder, and Guangdong Blue Ribbon, a related party, have undertaken to provide continuing financial support.

Foreign Currency Translation  -  In preparing the consolidated financial
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

Translation of amounts from RMB into United States dollars ("USD") for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on September 30, 1996, of USD1.00 = RMB8.263. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other rate.



NOTE 2   --   COMMENTS

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1996, the results of operations for the three months and nine months ended September 30, 1996 and 1995, and the changes in cash flows for the nine months ended September
30, 1996 and 1995.   These adjustments are of a normal recurring nature.  The
consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

The results of operations for the three months and nine months ended September 30, 1996 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

The calculation of net income per share is based on the weighted average number of shares of Class A and Class B Common Stock issued and outstanding during each respective period.

In conjunction with the audit of the Company's consolidated financial statements as of and for the year ended December 31, 1995, the Company identified certain year-end adjustments properly allocable to prior 1995 interim periods, including additional charges by Zhaoqing Brewery for the staff welfare fund and by the Marketing Company for the provision for doubtful accounts, accrued liability for sales commissions and unrecorded renovation expenses.

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NOTE 2   --   COMMENTS (continued)


With respect to Noble Brewery, an unconsolidated subsidiary, additional charges due to improper cut-offs, unrecorded expenses and account misclassifications resulted in an understatement of cost of sales and of selling, general and administrative expenses. Accordingly, the Company has restated the accompanying statements of income and cash flows for the three months amd nine months ended September 30, 1995 to reflect these adjustments.

                                        As Previously Reported    As Adjusted
                                        ----------------------    -----------
                                                   RMB                RMB
                                               -----------        -----------
Three Months Ended September 30, 1995:
-------------------------------------
Sales, net of sales taxes                      250,040,388        250,040,388
Gross profit                                    30,752,081         30,752,081
Operating income                                 6,709,893          4,453,277
Net income                                       6,811,619          4,843,457
Net income per common share                           0.85               0.61

                                        As Previously Reported    As Adjusted
                                        ----------------------    -----------
                                                   RMB                RMB
                                               -----------        -----------
Nine Months Ended September 30, 1995:
-------------------------------------
Sales, net of sales taxes                      377,845,714        377,415,724
Gross profit                                    51,870,004         51,688,909
Operating income                                10,703,709          5,908,122
Net income                                      21,853,725         15,052,819
Net income per common share                           2.73               1.88


NOTE 3   --   INVENTORIES


Inventories consisted of the following at September 30, 1996 and December 31, 1995:


                          September  30, 1996        December  31, 1995
                        ------------------------   ----------------------
                            RMB          USD          RMB          USD
                        -----------   ----------   ----------   ---------
  Raw materials          23,670,127    2,864,592   14,154,395   1,712,985
  Work in progress        6,091,372      737,186    3,713,686     449,436
  Finished goods         99,009,880   11,982,317   38,970,720   4,716,291
                        128,771,379   15,584,095   56,838,801   6,878,712


NOTE 4   --   SHAREHOLDER'S LOAN


The shareholder's loan of RMB 73,794,948 (USD8,930,769) at September 30, 1996 and December 31, 1995 was provided by Oriental Win (the former controlling shareholder) in connection with the acquisition of High Worth JV by Holdings. The loan is denominated in USD, is unsecured, interest free and is not due and payable unless alternate long term debt or equity funds are available to the Company.

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


NOTE 5   --   INTEREST IN AN ASSOCIATED COMPANY


The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary as follows:

                                                  RMB
Unlisted investment, at cost,
 October 31, 1994                              209,361,595

The Company's share of earnings and
 dividends of an associated company:
 Earnings -
  Two months ended December 31, 1994             7,812,392
  For the year ended December  31, 1995         34,213,058
  Three months ended March 31, 1996              4,011,244
  Three months ended June 30, 1996               4,480,286
  Three months ended September 30, 1996          6,567,324
 Dividends -
  Declared and paid during 1995                (28,644,569)
  Declared and paid during 1996                (39,797,878)
                                               -----------

Unlisted investment, September 30, 1996        198,003,452
                                               ===========


The condensed statements of operations of Noble Brewery for the three months and nine months ended September 30, 1996 and 1995 are as follows:



                                                                                                      Three Months      Nine Months
                                                                                                          Ended            Ended
                                         Three Months Ended                  Nine Months Ended        September 30,    September 30,
                                         September 30, 1996                 September 30, 1996            1995              1995
                                     ----------------------------       ----------------------------  -------------     -----------
                                         RMB               USD              RMB              USD            RMB             RMB
                                     -----------       ----------       -----------       ----------    -----------     -----------
                                                                                                       (As adjusted    (As adjusted
                                                                                                         - Note 2)       - Note 2)

 Sales, net of sales taxes           166,186,130       20,112,082       508,780,266       61,573,311    189,240,239     552,113,728
                                     ===========       ==========       ===========       ==========    ===========     ===========

 Net income                           20,730,412        2,508,824        55,898,583        6,764,926     25,969,655      75,410,850
                                     ===========       ==========       ===========       ==========    ===========     ===========

 The Company's share
   of net income after
   deduction of unrealised
   intercompany profit                 6,567,324          794,787        15,058,854        1,822,444     10,387,862      30,164,340
                                     ===========       ==========       ===========       ==========    ===========     ===========



                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


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

The Marketing Company commenced operations on April 1, 1995. The commencement of the Marketing Company's operations, which are presented on a consolidated basis, resulted in a significant change in the Company's operating structure and
income statement presentation during 1995.   Accordingly, a comparison of
results of operations for the nine months ended September 30, 1996 to results of operations for the nine months ended September 30, 1995, is not necessarily meaningful.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Overview:

 Effective December 16, 1994, the Company acquired Holdings, which, through its subsidiaries and affiliates, manages and controls the production and sale of domestically-brewed Pabst Blue Ribbon beer in China. Holdings is a holding company which was formed solely to effect the acquisition of a 60% interest in High Worth JV. On October 31, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery.

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

 The Company's brewing facilities consist of the following :

 Zhaoqing Brewery:  The original facilities of Zhaoqing Brewery were constructed
 ----------------
between 1978 and 1980 with annual production capacity based on old brewing technology of 50,000 metric tons or 425,000 barrels of beer. With the implementation of the new brewing technology and the purchase of additional equipment, Zhaoqing Brewery reached an annual production capacity of 100,000 metric tons or 850,000 barrels by the end of 1995. Prior to March 1995, Zhaoqing Brewery had produced exclusively domestic brands of beer. In mid-1994, with the assistance of Pabst Brewing Company, Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. During March 1995, Zhaoqing Brewery discontinued production of all domestic brands and commenced exclusive production of Pabst Blue Ribbon beer on a full-scale basis. However, beer that does not meet Pabst Blue Ribbon quality standards is generally packaged and distributed as local brand beer.

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

Consolidated Results of Operations :

 Zhaoqing Brewery and Noble Brewery commenced distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. The commencement of the Marketing Company's operations, which are presented on a consolidated basis, resulted in a significant change in the Company's operating structure and income statement presentation during 1995. Accordingly, a comparison of result of operations for the nine months ended September 30, 1996 to results of operations for the nine months ended September 30, 1995 is not necessarily meaningful.

Three Months Ended September 30, 1996 and 1995  -

 Sales: During the three months ended September 30, 1996, Zhaoqing Brewery produced 23,443 metric tons and sold 23,412 metric tons of beer, of which 504 metric tons (2.2%) were local brand beer and 22,908 metric tons (97.8%) were Pabst Blue Ribbon beer. During the three months ended September 30, 1995, Zhaoqing Brewery produced 10,338 metric tons and sold 11,630 metric tons, of which 1,396 metric tons (12.0%) were local brand beer and 10,234 metric tons (88.0%) were Pabst Blue Ribbon beer. As a result of increased demand for Pabst Blue Ribbon beer, in conjunction with the implementation of the new brewing technology and the installation of new equipment to increase the production capacity at the end of 1995, total beer sold increased by 11,782 metric tons or 101.3% from 1995 to 1996.

 During the three months ended September 30, 1996, Noble Brewery produced 45,946 metric tons and sold 42,587 metric tons of beer, as compared to 35,047 metric tons of beer produced and 36,793 metric tons of beer sold for the three months ended September 30, 1995. As a result of increased demand for Pabst Blue Ribbon beer, total beer sold increased by 5,794 metric tons or 15.7% from 1995 to 1996.

 For the three months ended September 30, 1996, net sales, all of which were conducted through the Marketing Company, were RMB 300,905,499, of which RMB 273,815,456 (91.0%) were attributable to beer sales and RMB 27,090,043 (9.0%)
were attributable to the sales of mineral water, non-carbonated soft drinks and red wine. During the three months ended September 30, 1996, the Marketing Company purchased RMB 177,212,319 of beer products from Noble Brewery for resale, and RMB 25,180,377 of mineral water, non-carbonated soft drinks and red wine from Guangdong Blue Ribbon for resale. Approximately 99.6% of total beer sales during the three months ended September 30, 1996 were provided from the sale and distribution of products under the Pabst Blue Ribbon brand name. For the three months ended September 30, 1995, net sales, all of which were conducted through the Marketing Company, were RMB 250,040,388, of which RMB 218,035,218 (87.2%) were attributable to beer sales and RMB 32,005,170 (12.8%)
were attributable to the sales of mineral water and non-carbonated soft drinks.

 Gross Profit: For the three months ended September 30, 1996, total gross profit was RMB 44,986,152 or 15.0% of total net sales, and consisted of gross profit from beer sales of RMB 43,076,486 or 15.7% of net sales of beer and gross profit from sales of mineral water, non-carbonated soft drinks and red wine of RMB 1,909,666 or 7.0% of net sales of mineral water, non-carbonated soft drinks and red wine. For the three months ended September 30, 1995, total gross profit was RMB 30,752,081 or 12.3% of total net sales and consisted of gross profit from beer sales of RMB 29,022,614 or 13.3% of net sales of beer and gross profit from sales of mineral water and non-carbonated soft drinks of RMB 1,729,467 or 5.4% of net sales of mineral water and non-carbonated soft drinks.

 The Company expects continuing pressure on its gross profit during 1996 as a result of the following factors: (1) a general softening of consumer demand in China, caused in substantial part by the central government of China's regulatory controls and economic policies; (2) increasing competition from foreign premium brand beers; and (3) an increase in 1996 raw material and packaging costs in excess of 10%. The Company has not been able to fully pass on to its customers the increased raw material and packaging costs, but in an effort to reduce product costs, the Company introduced a bottle recycling program in early 1996.

 During July 1996, Renhe Trading Company, a trading company located in Shenzhen, PRC, commenced importing and distributing U.S.-brewed Pabst Blue Ribbon beer in Southern China, and has advertised widely throughout Southern China that Pabst Brewing Company USA has granted it the exclusive right to distribute U.S.-brewed Pabst Blue Ribbon beer in China. Pabst Brewery Company USA has officially denied granting such authorization.

 The Company and its joint venture partner, Guangdong Blue Ribbon, which is the exclusive license holder of the Pabst Blue Ribbon brand in China, have jointly taken actions to stop the importation of U.S.-brewed Pabst Blue Ribbon beer by making successful applications to the head offices of the Custom Bureau and the Industrial and Commercial Bureau in Beijing for protection of the trademark and the exclusive license rights. During September 1996, the head office of the Custom Bureau officially notified all Provincial Custom Departments to confiscate all imported Pabst Blue Ribbon beer. In addition, the Industrial and Commercial Bureau has instructed its provincial branches to confiscate the imported U.S.-brewed Pabst Blue Ribbon beer appearing in the retail market. Accordingly, the influx of imported U.S.-brewed Pabst Blue Ribbon beer has been substantially reduced. However, there can be no assurances that this problem will not reoccur in the future. Guangdong Blue Ribbon intends to commence legal proceedings against Renhe Trading Company for the damages caused by its importation activities.

 Selling and Administrative Expenses: For the three months ended September 30, 1996, selling and administrative expenses were RMB 37,320,069 or 12.4% of net sales, consisting of selling expenses of RMB 29,142,163 and general and administrative expenses of RMB 8,177,906. Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China, and have been incurred in conjunction with the increase in the production capacity of Zhaoqing Brewery and the increase in sales volume. For the three months ended September 30, 1996, the Company recorded an allowance for doubtful accounts of RMB 801,251 to provide for estimated losses on accounts receivable for the period.

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

 As a result of softening consumer demand and increasing competition from foreign premium brand beers, the Company has implemented a substantially expanded advertising and promotional program in 1996 in order to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China.

 Operating Income: For the three months ended September 30, 1996, operating income was RMB 7,666,083 or 2.5% of net sales. For the three months ended September 30, 1995, operating income was RMB 4,453,277 or 1.8% of net sales.

 Interest Expense: For the three months ended September 30, 1996, interest expense increased by RMB 3,102,970 or 190.9% to RMB 4,728,093, as compared to RMB 1,625,123 for the three months ended September 30, 1995. Interest expense increased in 1996 as compared to 1995 as a result of the increase in bank loans, capital lease obligations and amounts payable to Guangdong Blue Ribbon as a result of its advances for the expansion of Zhaoqing Brewery.

 Income Taxes: For the three months ended September 30, 1996, income tax expense was RMB 473,587. Although the Zhaoqing Brewery's operations in China were subject to a tax holiday in 1996, deferred income tax expense of RMB 250,000 was recorded for the three months ended September 30, 1996 as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment during the tax exemption period. In addition, for the three months ended September 30, 1996, the Company recorded RMB 223,587 for the local income tax expense of the Marketing Company's operations. For the three months ended September 30, 1995, deferred income tax expense of RMB 2,000,000 was recorded.

 Net Income: As a result of decreased sales and earnings of Noble Brewery, increased selling expenses incurred by the Marketing Company, and increased interest expense, net income decreased to RMB 3,989,207 for the three months ended September 30, 1996, as compared to RMB 4,843,457 for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996 and 1995  -

 Sales: During the nine months ended September 30, 1996, Zhaoqing Brewery produced 66,483 metric tons and sold 66,432 metric tons of beer, of which 1,526 metric tons (2.3%) were local brand beer and 64,906 metric tons (97.7%) were Pabst Blue Ribbon beer. During the nine months ended September 30, 1995, Zhaoqing Brewery produced 34,155 metric tons and sold 37,471 metric tons, of which 10,237 metric tons (27.3%) were local brand beer and 27,234 metric tons (72.7%) were Pabst Blue Ribbon beer. As a result of increased demand for Pabst Blue Ribbon beer, in conjunction with the implementation of the new brewing technology and the installation of new equipment to increase the production capacity at the end of 1995, total beer sold increased by 28,961 metric tons or 77.3% from 1995 to 1996. Of the 11,388 metric tons of local brand beer produced in 1995, 10,237 metric tons (89.9%) were produced during the nine months ended September 30, 1995.

 During the nine months ended September 30, 1996, Noble Brewery produced 124,946 metric tons and sold 121,633 metric tons of beer, as compared to 127,891 metric tons of beer produced and 119,270 metric tons of beer sold for the nine months ended September 30, 1995. Total beer sold increased by 2,363 metric tons or 2.0% from 1995 to 1996, as a result of the regulation of sales by the Marketing Company, which purchases beer from the two breweries in accordance with their respective production capacities.

 For the nine months ended September 30, 1996, net sales, all of which were conducted through the Marketing Company, were RMB 932,096,138, of which RMB 861,982,510 (92.5%) were attributable to beer sales and RMB 70,113,628 (7.5%)
were attributable to the sales of mineral water, non-carbonated soft drinks and red wine. During the nine months ended September 30, 1996, the Marketing Company purchased RMB 540,238,236 of beer products from Noble Brewery for resale, and RMB 64,941,169 of mineral water, non-carbonated soft drinks and red wine from Guangdong Blue Ribbon for resale. Approximately 99.7% of total beer sales during the nine months ended September 30, 1996 were provided from the sale and
distribution of products under the Pabst Blue Ribbon brand name.   For the nine
months ended September 30, 1995, net sales were RMB 377,415,724, of which RMB 320,803,365 (85.0%) were attributable to beer sales and RMB 56,612,359 (15.0%)
were attributable to the sales of mineral water and non-carbonated soft drinks.

 Gross Profit: For the nine months ended September 30, 1996, total gross profit was RMB 144,192,640 or 15.5% of total net sales, and consisted of gross profit from beer sales of RMB 139,020,181 or 16.1% of net sales of beer and gross profit from sales of mineral water, non-carbonated soft drinks and red wine of RMB 5,172,459 or 7.4% of net sales of mineral water, non-carbonated soft drinks and red wine. For the nine months ended September 30, 1995, total gross profit was RMB 51,688,909 or 13.7% of total net sales and consisted of gross profit from beer sales of RMB 48,849,839 or 15.2% of net sales of beer and gross profit from sales of mineral water and non-carbonated soft drinks of RMB 2,839,070 or 5.0% of net sales of mineral water and non-carbonated soft drinks.

 The Company expects continuing pressure on its gross profit during 1996 as a result of the following factors: (1) a general softening of consumer demand in China, caused in substantial part by the central government of China's regulatory controls and economic policies; (2) increasing competition from foreign premium brand beers; and (3) an increase in 1996 raw material and packaging costs in excess of 10%. The Company has not been able to fully pass on to its customers the increased raw material and packaging costs, but in an effort to reduce product costs, the Company introduced a bottle recycling program in early 1996.

 During July 1996, Renhe Trading Company, a trading company located in Shenzhen, PRC, commenced importing and distributing U.S.-brewed Pabst Blue Ribbon beer in Southern China, and has advertised widely throughout Southern China that Pabst Brewing Company USA has granted it the exclusive right to distribute U.S.-brewed Pabst Blue Ribbon beer in China. Pabst Brewery Company USA has officially denied granting such authorization.

 The Company and its joint venture partner, Guangdong Blue Ribbon, which is the exclusive license holder of the Pabst Blue Ribbon brand in China, have jointly taken actions to stop the importation of U.S.-brewed Pabst Blue Ribbon beer by making successful applications to the head offices of the Custom Bureau and the Industrial and Commercial Bureau in Beijing for protection of the trademark and the exclusive license rights. During September 1996, the head office of the Custom Bureau officially notified all Provincial Custom Departments to confiscate all imported Pabst Blue Ribbon beer. In addition, the Industrial and Commercial Bureau has instructed its provincial branches to confiscate the imported U.S.-brewed Pabst Blue Ribbon beer appearing in the retail market. Accordingly, the influx of imported U.S.-brewed Pabst Blue Ribbon beer has been substantially reduced. However, there can be no assurances that this problem will not reoccur in the future. Guangdong Blue Ribbon intends to commence legal proceedings against Renhe Trading Company for the damages caused by its importation activities.

 Selling and Administrative Expenses: For the nine months ended September 30, 1996, selling and administrative expenses were RMB 119,096,142 or 12.8% of net sales, consisting of selling expenses of RMB 84,158,443 and general and administrative expenses of RMB 34,937,699. Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China, and have been incurred in conjunction with the increase in the production capacity of Zhaoqing Brewery and the increase in sales volume. For the nine months ended September 30, 1996, the Company recorded an allowance for doubtful accounts of RMB 2,131,251 to provide for estimated losses on accounts receivable for the period.

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

 As a result of softening consumer demand and increasing competition from foreign premium brand beers, the Company has implemented a substantially expanded advertising and promotional program in 1996 in order to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China.

 Operating Income:  For the nine months ended September 30, 1996, operating
income was RMB 25,096,498 or  2.7% of net sales.   For the nine months ended
September 30, 1995,  operating income was RMB 5,908,122 or 1.6% of net sales.

 Interest Expense: For the nine months ended September 30, 1996, interest expense increased by RMB 11,566,887 or 193.2% to RMB 17,553,745, as compared to
RMB 5,986,858 for the nine months ended September 30, 1995.   Interest expense
increased in 1996 as compared to 1995 as a result of the increase in bank loans, capital lease obligations and amounts payable to Guangdong Blue Ribbon as a result of its advances for the expansion of Zhaoqing Brewery.

 Income Taxes: For the nine months ended September 30, 1996, income tax expense was RMB 973,587. Although the Zhaoqing Brewery's operations in China were subject to a tax holiday in 1996, deferred income tax expense of RMB 750,000 was recorded for the nine months ended September 30, 1996 as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment during the tax exemption period. In addition, for the nine months ended September 30, 1996, the Company recorded RMB 223,587 for the local income tax expense of the Marketing Company's operations. For the nine months ended September 30, 1995, deferred income tax expense of RMB 2,000,000 was recorded.

 Net Income: As a result of decreased sales and earnings of Noble Brewery, increased selling expenses incurred by the Marketing Company and increased interest expense, net income decreased to RMB 12,661,601 for the nine months ended September 30, 1996, as compared to RMB 15,052,819 for the nine months ended September 30, 1995.

Noble Brewery:
-------------

Three Months Ended September 30, 1996  and 1995  -

 Sales: For the three months ended September 30, 1996 and 1995, net sales were RMB 166,186,130 and RMB 189,240,239, respectively.

 Gross Profit: For the three months ended September 30, 1996 and 1995, gross profit was RMB 36,443,517 or 21.9% of net sales and RMB 39,840,815 or 21.1% of net sales, respectively.

 Selling and Administrative Expenses: For the three months ended September 30, 1996, selling and administrative expenses totalled RMB 11,753,658 or 7.1% of net sales, consisting of selling expenses of RMB 5,290,666 and general and administrative expenses of RMB 6,462,992. For the three months ended September 30, 1995, selling and administrative expenses totalled RMB 13,530,035 or 7.1% of net sales, consisting of selling expenses of RMB 9,184,023 and general and
administrative expenses of RMB 4,346,012.   Selling expenses include costs
relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China and were incurred in conjunction with the increase in the production capacity of Noble Brewery.

 During 1995, the Marketing Company was established to market the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery throughout China. The Marketing Company assumed the responsibility for marketing Noble Brewery's production of Pabst Blue Ribbon beer in July 1995.

 Operating Income: For the three months ended September 30, 1996 and 1995, operating income was RMB 24,689,859 or 14.9% of net sales and RMB 26,310,780 or 13.9% of net sales, respectively.

 Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. In 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with
PRC accounting standards applicable to Noble Brewery.   Accordingly, RMB
4,477,400 has been recorded as income tax expense for the three months ended September 30, 1996.

 Net Income: As a result of decreased sales, and increased administrative expenses and income tax expense, partially offset by decreased selling expenses, net income decreased to RMB 20,730,412 or 12.5% of net sales for the three months ended September 30, 1996, as compared to RMB 25,969,655 or 13.7% of net sales for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996  and 1995  -

 Sales: For the nine months ended September 30, 1996 and 1995, net sales were RMB 508,780,266 and RMB 552,113,728, respectively.

 Gross Profit: For the nine months ended September 30, 1996 and 1995, gross profit was RMB 106,325,230 or 20.9% of net sales and RMB 129,921,929 or 23.5% of net sales, respectively.

 Selling and Administrative Expenses: For the nine months ended September 30, 1996, selling and administrative expenses totalled RMB 36,212,574 or 7.1% of net sales, consisting of selling expenses of RMB 12,535,121 and general and administrative expenses of RMB 23,677,453. For the nine months ended September 30, 1995, selling and administrative expenses totalled RMB 50,649,896 or 9.2% of net sales, consisting of selling expenses of RMB 28,143,454 and general and
administrative expenses of RMB 22,506,442.   Selling expenses include costs
relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China and were incurred in conjunction with the increase in the production capacity of Noble Brewery.

 During 1995, the Marketing Company was established to market the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery throughout China. The Marketing Company assumed the responsibility for marketing Noble Brewery's production of Pabst Blue Ribbon beer in July 1995.

 Operating Income: For the nine months ended September 30, 1996 and 1995, operating income was RMB 70,112,656 or 13.8% of net sales and RMB 79,272,033 or 14.4% of net sales, respectively.

 Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. In 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with
PRC accounting standards applicable to Noble Brewery.   Accordingly, RMB
14,251,007 has been recorded as income tax expense for the nine months ended September 30, 1996.

 Net Income: As a result of decreased sales and gross margin, and increased administrative expenses and income tax expense, partially offset by decreased selling expenses, net income decreased to RMB 55,898,583 or 11.0% of net sales for the nine months ended September 30, 1996, as compared to RMB 75,410,850 or 13.7% of net sales for the nine months ended September 30, 1995.

Consolidated Financial Condition  -   September 30, 1996 :

 Liquidity and Capital Resource - For the nine months ended September 30, 1996, the Company's operations provided cash resources of RMB 1,031,676. The Company's cash balance increased by RMB 14,510,205 to RMB 71,958,510 at September 30, 1996, as compared to RMB 57,448,305 at December 31, 1995. The Company's net working capital deficit decreased by RMB 2,879,487 to RMB 94,676,066 at September 30, 1996, as compared to RMB 97,555,553 at December 31, 1995, and the Company's current ratio at September 30, 1996 was 0.80: 1, as compared to 0.77 : 1 at December 31, 1995.

 The Company's inventories increased by RMB 71,932,578 or 126.6% to RMB 128,771,379 at September 30, 1996, as compared to RMB 56,838,801 at December 31, 1995. Such increase resulted from the expansion of production to meet the growth in market demand for beer products, and consisted primarily of an increase in finished goods in order to satisfy expected market demand during the peak season from July to September. This increase was also due to the influx of U.S.-brewed Pabst Blue Ribbon beer imported by Renhe Trading Company since July 1996, which interferred with the sales effort of the Marketing Company and disrupted the scheduled production timetable. Even though the influx of imported U.S.-brewed Pabst Blue Ribbon beer has been substantially reduced, it is expected to take some time for the Marketing Company to re-capture sales and reduce inventory levels.

 The amounts due from related companies mainly represented receivable balances from Guangdong Blue Ribbon and its affiliated companies. The amounts due from related companies decreased by RMB 25,588,630 or 55.1% to RMB 20,823,149 at September 30, 1996, as compared to RMB 46,411,779 at December 31, 1995. The decrease was primarily due to the increase in payments by Gunagdong Blue Ribbon and the increase in transaction volume with other related companies under normal operating levels during the period.

 The Company's accounts payable and accrued liabilities balance increased by RMB 64,817,290 or 115.2% to RMB 121,096,471 at September 30, 1996 as compared to RMB
56,279,181 at December 31, 1995.   Such increase was mainly due to the increase
in purchases of raw materials and packing materials for the peak season sales and production from July to September, and the increase in accrued expenses as a result of the expansion of production and operating activities.

 The Company's former principal shareholder, Oriental Win, and Guangdong Blue Ribbon, a related party, have undertaken to provide continuing financial support to the Company, as described below.

 The conversion and expansion of Zhaoqing Brewery has required substantial capital to finance the costs of expansion and to support substantially higher sales levels. Guangdong Blue Ribbon has provided and committed to provide Zhaoqing Brewery a line of credit, or to otherwise arrange financing, sufficient to finance the purchase of new machinery and equipment in connection with the expansion of Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer.

 For the nine months ended September 30, 1996, additions to property, plant and equipment in connection with the planned expansion of Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer aggregated RMB 46,122,765, and were financed by advances under the line of credit from Guangdong Blue Ribbon, other borrowings, and dividends from an associated company. In addition, during the nine months ended September 30, 1996, other capital expenditures relating to the installation and final testing of machinery and equipment and the related construction costs at Zhaoqing Brewery aggregated RMB 4,558,883, and various other additions to property, plant and equipment aggregated RMB 1,571,923. The Company anticipates that additional capital expenditures in connection with the continuing expansion of Zhaoqing Brewery during the remainder of 1996 will be minimal.

 During the nine months ended September 30, 1996, Zhaoqing Brewery acquired undeveloped land near the existing plant site with a total area of 51,034 square meters for future expansion purposes. The total capital expenditures incurred in this regard during the nine months ended September 30, 1996 were RMB 17,858,652, which included the acquisition cost of the land and related site preparation costs. The Company anticipates that additional capital expenditures in connection with the development of the land during the remainder of 1996 will amount to approximately RMB 3,000,000.

 During the nine months ended September 30, 1996, the Company increased its short-term bank borrowings by RMB 13,500,000, resulting in net short-term bank borrowings outstanding at September 30, 1996 of RMB 46,074,400.

 During the nine months ended September 30, 1996, High Worth JV received a dividend from Noble Brewery of RMB 39,797,878, as compared to RMB 28,644,569 during the nine months ended September 30, 1995. Such dividend was used to fund, in part, additions to property, plant and equipment.

 Oriental Win and Guangdong Blue Ribbon are providing continuing financial
support to the Company.   The existing loan payable to Oriental Win was incurred
in connection with the acquisition of High Worth JV by Holdings and totaled RMB 73,794,948 at September 30, 1996, equivalent to approximately USD 8,931,000. The loan is denominated in United States Dollar, is unsecured, interest free and is not due and payable unless alternate long-term debt or equity funds are available to the Company.

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

 Zhaoqing Brewery and Noble Brewery conduct virtually all of their business in China and, accordingly, the sale of their products are settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect their financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial position of the Company.
In addition, a significant portion of revenues will need to be converted into USD to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$1.00 to RMB8.65 at December 31, 1993, RMB8.45 at December 31, 1994, RMB8.32 at December 31, 1995, and RMB 8.26 at September 30, 1996.

                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


 (a)  Exhibits  -

      27  Financial  Data  Schedule  (electronic filing only)


 (b)  Reports on Form 8-K   -

      Three Months Ended September 30, 1996 :      None.

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



                              CBR BREWING COMPANY, INC.
                              -------------------------
                              (Registrant)



Date: November 11, 1996        By:     /S/   JOHN Z. LI
                                  -------------------------------
                                     John Z. Li
                                     President and Director
                                     (Duly authorized officer)



Date: November 11, 1996        By:     /S/   GARY C. K. LUI
                                  -------------------------------
                                     Gary  C. K. Lui
                                     Chief Financial Officer
                                     (Chief Financial Officer)