Form 10-K405
period 1996-12-31
CBR BREWING CO INC
filed 1997-08-21
CIK 846012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM  10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________.

                       Commission File Number: 33-26617A
                                               ---------

                          CBR BREWING COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                       65-0145422
-------------------------------------                  ----------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

                          433 North Camden, Suite 1200
                        Beverly Hills, California 90210
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (310) 274-5172
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of July 31,1997, the Company had 5,000,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

     The aggregate market value of the outstanding voting common stock held by non-affiliates of the registrant on July 31,1997 was $0, as there was no trading market in the Company's common stock.

     Documents incorporated by reference:   None.

     The total number of sequential pages in this report is 168.

     The exhibit index is located on pages 65 through 68.

                                    PART I.

ITEM 1.   BUSINESS

          CBR Brewing Company, Inc., a Florida corporation (the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), is the parent of High Worth Holdings, Ltd., a British Virgin Islands corporation ("Holdings"). Since November 1994, Holdings has owned a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd., a Sino-foreign joint venture ("High Worth JV"), which, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). The other 40% interest in High Worth JV is owned by Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon"). See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Substantially all of the beer currently sold by the Company is marketed under the Pabst Blue Ribbon label, and is brewed under a sublicense agreement with Guangdong Blue Ribbon, which obtained its license from Pabst Brewing Company ("Pabst US").


DESCRIPTION OF BUSINESS

          The Company is engaged in the business of brewing, distributing and marketing Pabst Blue Ribbon beer in China. Currently, the Company owns effective interests of 60% and 24% in the two brewing facilities currently producing Pabst Blue Ribbon beer in China, both of which are managed by the Company. The Company is also presently responsible for the marketing and sale in China of the Pabst Blue Ribbon beer produced by the two brewing facilities.

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

          The Company produces Pabst Blue Ribbon beer in China to avoid import tariffs that range as high as 120%. Presently, all production is centered in Zhaoqing City, which is approximately 100 miles from Hong Kong in the Guangdong Province of China. Pabst US provides quality control assistance and oversight to the Company on a regular basis. The Company markets Pabst Blue Ribbon beer in every province in China. The Company currently maintains offices in Beverly Hills, California, Hong Kong and Zhaoqing City.

          Holdings is a British Virgin Islands corporation and a wholly owned subsidiary of CBR Brewing Company, Inc. Holdings owns a 60% interest in High Worth JV, a Sino-foreign joint venture. High Worth JV holds certain licensing rights for Pabst Blue Ribbon beer (See "PABST LICENSING ARRANGEMENTS AND TRADEMARKS") and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"). High Worth JV also owns 100% of a PRC holding company ("Zhaoqing Brewery HC"). Zhaoqing Brewery HC owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"), which in turn owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. Goldjinsheng Holdings Ltd., a wholly owned subsidiary of Noble China Inc., an unaffiliated company, owns the other 60% interest in Noble Brewery. See "THE JOINT VENTURE COMPANIES". In addition, Zhaoqing Brewery HC owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the "Marketing Company"), which presently conducts the sales, advertising and promotional efforts for the Company's production of Pabst Blue Ribbon beer in China. The remaining 30% interest in the Marketing Company is directly owned by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company (See "MARKETING AND OPERATIONS - Summary of Operations"), resulting in the Company owning a 42% net interest in the Marketing Company.

          In January 1996, Zhaoqing Brewery HC transferred all of its operating assets and liabilities to High Worth JV pursuant to the original Joint Venture Agreement, the Asset Transfer Agreement signed in May 1994, and the relevant government regulations. Subject to the completion of certain legal procedures and documentation, the investments in Noble Brewery and the Marketing Company currently held by Zhaoqing Brewery HC will be transferred to High Worth JV. Zhaoqing Brewery HC is currently acting as the nominee for High Worth JV with respect to the investments in Noble Brewery and the Marketing Company. In the following text, "Zhaoqing Brewery" refers to the brewing complex, which was transferred to High Worth JV in January 1996, and "Zhaoqing Brewery HC" refers to the PRC entity that previously owned the brewing complex from November 1994 through December 1995.

          The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

PROPERTY AND PRODUCTION FACILITIES

Zhaoqing Brewery
----------------

          Zhaoqing Brewery is situated on a site containing approximately 1,421,492 square feet and is three miles from Zhaoqing City, Guangdong Province. Zhaoqing Brewery occupies the site pursuant to certificates of land use rights issued by the local government. The certificates do not specify a period for the use of the land, but normally it does not exceed 70 years.

          The original facilities of Zhaoqing Brewery were constructed between 1978 and 1980 with annual production capacity based on old brewing technology of approximately 50,000 metric tons or 425,000 barrels of beer. Prior to 1995, Zhaoqing Brewery had produced exclusively domestic brands under the names Zhaoqing beer, Dinghu beer and Xile beer. In the middle of 1994, with the assistance of Pabst US, Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. In early 1995, the production of all domestic brands ceased, and Zhaoqing Brewery is now only producing beer under the Pabst Blue Ribbon label. With the implementation of the new brewing technology and the purchase of additional equipment, Zhaoqing Brewery reached an annual production capacity of 100,000 metric tons or 850,000 barrels by the end of 1995.

          Zhaoqing Brewery annually shuts down portions of the facility for a short period of time during the low season, normally in December, to provide regular and scheduled maintenance. Zhaoqing Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing city.

Noble Brewery
-------------

          Noble Brewery is situated on a site adjacent to Zhaoqing Brewery containing approximately 1,453,000 square feet and is three miles from Zhaoqing City. Noble Brewery has land use rights of 50 years ending in the year 2043.

          Noble Brewery consists of the original facilities constructed between 1988 and 1990 by Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Zhaoqing"), the operator of the facilities prior to the establishment of Noble Brewery. These facilities had an annual production capacity of approximately 80,000 metric tons or 680,000 barrels of beer per year. The second phase of brewing facilities, which was completed in July 1994, has a production capacity of approximately 120,000 metric tons or 1,020,000 barrels of beer per year. Pabst US supplied the majority of the equipment in both the first and second phase of the brewing facilities, in addition of offering technical assistance in its installation and maintenance. The brewing equipment is in good condition and there is no specific limitation to its life span when properly maintained. On an annual basis, Noble Brewery shuts down portions of the facility for a short period of time during the low season, normally in December, to provide regular and scheduled maintenance. Noble Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing.

          Noble Brewery conducted and completed trial production runs of beer for the second phase of brewing facilities in July 1994, and production of beer for commercial sale started with full quantities in late 1994.


MARKETING AND OPERATIONS

Summary of Operations
---------------------

          The Marketing Company was incorporated in February 1995 as a limited liability company under the laws of the PRC, in which Zhaoqing Brewery HC owns a 70% interest and Guangdong Blue Ribbon directly owns a 30% interest and indirectly owns a 28% interest. As a result, the Company owns a 42% net interest in the Marketing Company.

          The Company's distribution and marketing operations are being conducted by the Marketing Company. The Marketing Company began purchasing the output of beer from Noble Brewery in July 1995, Zhaoqing Brewery in April 1995 and the Sichuan Brewery in April 1997 (See "PABST LICENSING ARRANGEMENTS AND TRADEMARKS - Production by Guangdong Blue Ribbon"), and is responsible for its distribution throughout China. The Marketing Company is also responsible for the promotion and advertising of the Company's production of Pabst Blue Ribbon beer in China.

          Pursuant to the long term purchase contracts signed between the Marketing Company, Zhaoqing Brewery and Noble Brewery in April 1995 and July 1995, respectively, the Marketing Company is required to purchase all the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery at mutually agreed ex-factory prices. The Marketing Company is allowed to mark-up the prices of the Pabst Blue Ribbon beer purchased in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling these beer products to the ultimate distributors or customers.

Pabst Blue Ribbon Beer
----------------------

          Both Noble Brewery and Zhaoqing Brewery now produce only Pabst Blue Ribbon Beer. There are two products in Pabst Blue Ribbon brand breweries' portfolio: 11-degree light processed beer and draught beer. The 11-degree light processed beer is packaged in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans and is the breweries' primary product. The draught beer is sold only in kegs.

          The 946 ml. glass bottle and 500 ml. can packages for Pabst Blue Ribbon beer were newly introduced by Zhaoqing Brewery in 1996, and are expected to be newly introduced by Noble Brewery in 1997.

          Sales of the 11-degree processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 7.1%, 60.0%, 1.8%, 0.1% and 28.7%, respectively, of the sales volume of the Company in 1996.

          Sales of the 11-degree processed beer in 640 ml. and 355 ml. bottles and 355 ml. cans accounted for approximately 68.1%, 4.5% and 24.8%, respectively, of the sales volume of the Company in 1995.

          Pabst Blue Ribbon beer is marketed and sold as a premium beer in higher-priced establishments such as restaurants, bars alcohol and tobacco companies and retail stores, primarily in urban centers all over China. Management anticipates that the breweries will continue to expand the distribution of these products in new China markets, subject to the limitations of the transportation network and the Company's ability to expand its market share in these markets.

          The specifications and characteristics of the beers produced by the breweries are set out below :

TYPE OF BEER                                 PACKAGE               GENERAL DESCRIPTION
----------------------------------   ------------------------   --------------------------

      11-degree light processed      Can (500 ml. & 355 ml.)    11-degree malt content,
      beer                           Bottle (946 ml.,           alcohol content 3.3% (w/w)
                                     640 ml. & 355 ml.)

      Draught beer                   Keg (30 liter)             11-degree malt content,
                                                                alcohol content 3.4% (w/w)


Note : w/w refers to weight by weight (i.e., measurement of alcoholic content of beer by weight of beer).

          Brand Performance: The 11-degree light processed beer is the biggest
          -----------------
selling beer in the Company's Pabst Blue Ribbon beer portfolio, accounting for approximately 97.7% of the Company's production in 1996 and 97.4% of the Company's production in 1995.

          The 11-degree light processed beer is a beverage that offers Chinese consumers an attractive alternative to their traditional malt-based beverage. Sales of this product were expanded to 32 provinces and cities in China in 1995 and 1996.

          Sales:  The Company's highest volume sales for Pabst Blue Ribbon beer
          -----
have been in the provinces of Guangdong, Fujian and Zhejiang. The Company utilizes a network of non-exclusive regional distributors whose field sales force maintains customer contact and satisfaction. Sales of Pabst Blue Ribbon beer were 229,540 metric tons or approximately 1,951,090 barrels in 1996, a 22% increase over 1995. Sales of Pabst Blue Ribbon beer were 187,662 metric tons or approximately 1,595,127 barrels in 1995, a 56% increase over 1994.

Domestic Brand Name Beer
------------------------

          Prior to the end of 1994, Zhaoqing Brewery produced beer exclusively under domestic brand names, namely Zhaoqing beer, Dinghu beer and Xile beer, all of which were non-premium beers which targeted customers in the low to middle economic range. Sales of domestic brand beer were approximately 33,000 metric tons or 280,500 barrels in 1994, almost the same as in 1993. Production of these local brand beers was completely discontinued in March 1995 when Zhaoqing Brewery commenced producing Pabst Blue Ribbon beer on an exclusive basis. However, beer that does not meet Pabst Blue Ribbon quality standards is generally packaged and distributed as local brand beer.

          Pabst Blue Ribbon beer is targeted to the premium beer market in China while the domestic brand beer previously produced by Zhaoqing Brewery was targeted to the non-premium market.

          The following tables present information with respect to the sales and volume of beer sold by Noble Brewery (which produces Pabst Blue Ribbon beer exclusively) and by Zhaoqing Brewery in 1995 and 1996. In February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion of the Company's production of Pabst Blue Ribbon beer throughout China. The Marketing Company also sells mineral water and non-carbonated soft drinks produced by Guangdong Blue Ribbon under the Blue Ribbon brand name. Zhaoqing Brewery HC owns a 70% interest and Guangdong Blue Ribbon directly owns a 30% interest and indirectly owns a 28% interest in the Marketing Company. As a result, the Company owns a 42% net interest in the Marketing Company.
Zhaoqing Brewery and Noble Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1995 and July 1995, respectively. Accordingly, such sales by each brewery are reflected as either sales or inventory on the books of the Marketing Company.


                                                                      Net Sales
                 1995                    Net Sales     Volume Sold     per Ton
         ----------------               ----------   -------------   ----------
                                         (RMB'000)    (metric tons)   (RMB'000)

         Noble Brewery                 681,724         161,200          4.2

         Zhaoqing Brewery

         Local Brands                   27,735          11,388          2.4

         Pabst Blue Ribbon             149,664          34,320          4.4

         Marketing Company

         Pabst Blue Ribbon             486,212          95,627          5.1

         Non-alcoholic drinks           62,286          26,300          2.4
                                                                  Net Sales
               1996                  Net Sales    Volume Sold     per Ton
         ---------------             ---------    ------------    ---------
                                     (RMB'000)    (metric tons)   (RMB'000)

         Noble Brewery                 655,317         154,435          4.2

         Zhaoqing Brewery

         Local Brands                    5,666           2,526          2.2

         Pabst Blue Ribbon             367,213          80,913          4.5

         Marketing Company

         Pabst Blue Ribbon           1,173,060         229,540          5.1

         Non-alcoholic drinks           75,186          30,687          2.5


Seasonality
-----------

          The beer industry in China is seasonal. The Company's sales are usually at their lowest in the months of October and November and highest in the months of March through September.

LOCATION
--------

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

          Guangdong Province is the fifth most populous province in China with a population of approximately 65,000,000, of whom over 7,000,000 are located in the metropolitan Guangdong area. The Municipality of Zhaoqing covers a total area of 8,500 square miles and has a population of approximately 5,700,000.
The metropolitan City of Zhaoqing has an population of approximately 400,000 and covers an area of 254 square miles. Zhaoqing enjoys a well-developed infrastructure, including transportation facilities, reliable power, communication and service infrastructure. The area contains extensive agricultural activity and a large population base. Due to the quality of the local infrastructure, Company management believes that the breweries are ideally positioned to compete within the fast growing beer industry in China.

QUALITY CONTROL
---------------

          Rigorously applied quality control is critical to ensure a consistently high quality standard for the products produced by the breweries. In 1990, quality control experts were sent by Pabst US to Zhaoqing to teach brewery personnel appropriate inspection, quality control measures and production procedures. In addition, Pabst US experts trained the brewery's personnel in the specific brewing techniques required in order to meet the standards set by Pabst US. An engineer from Pabst US is stationed in Zhaoqing to test random production samples and perform quality control on a continuing basis. In addition, the breweries send samples of their beer on a monthly basis to Pabst US in the United States for content examination and testing to ensure that quality standards are adhered to on a consistent basis. Pabst US participated in the conversion of the brewery facilities of Zhaoqing Brewery to Pabst Blue Ribbon beer and provided technical assistance and training.

RAW MATERIALS
-------------

          The breweries use all-natural ingredients in their brewing process. The primary raw materials utilized are mainly malt, husked rice, hops and water. The aggregate cost of the primary raw materials represents approximately 19% of the direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer
and 20% of the domestic brand beers.   Cost of packaging represents
approximately 50% of the total direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 52% of the domestic brand beers.

          Malt:  Virtually all of the malt utilized for producing Pabst Blue
          ----
Ribbon beer is purchased from regional malt manufacturers, primarily Guangzhou Malting Company, an unaffiliated company. Guangdong Malting Company imports the barley used in producing the malt from suppliers in Australia, Canada and Europe. Malt for domestic brand beer was sourced from other domestic suppliers. The cost of malt represented approximately 70% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 68% for the domestic brand beers.

          Husked Rice:  Husked rice is grown on irrigated farmland under
          -----------
contractual agreements with a variety of local farmers in the Zhaoqing region. Given the extensive agricultural activity in the region, management believes that there is an abundant and reliable supply of rice to meet ongoing production needs. The cost of husked rice represents approximately 20% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 19% of the domestic brand beers.

          Hops:  The hops utilized for producing Pabst Blue Ribbon beer are
          ----
acquired primarily from one supplier in the United States and through a local importer. The cost of hops represents approximately 6% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 6% of the domestic brand beers.

          Water:  The breweries utilize naturally filtered water from deep
          -----
underground wells adjacent to the brewery facilities that tap the Beriling Shan water source. The pristine water quality and composition were primary factors in choosing this particular water source. Specifically, the Beriling Shan water source contains a relatively low mineral content making it very suitable for brewing the breweries' particular types of beers, The breweries intensively monitor the quality of the water used in the brewing processes for compliance with the Company's own stringent quality standards. The breweries have recently expanded their water system to ensure an adequate supply so as to meet all of the breweries' present requirements. However, the breweries continue to add water reservoir capacity to provide for long-term strategic growth plans and to sustain brewing operations in the event of a prolonged drought.

CONTAINERS
----------

          Zhaoqing Brewery used six types of containers for its beer in 1996:
946 ml. bottles, 640 ml. bottles, 355 ml. bottles, 500 ml. and 355 ml. aluminum cans and, for its draught beer, beer kegs. In 1996, approximately 28.8% of Zhaoqing Brewery's products were packaged in aluminum cans and 68.9% were packaged in glass bottles. The remainder of the malt beverages sold in 1996 representing 2.3% of production were packaged in stainless steel kegs. In 1996, Zhaoqing Brewery's
domestic brand beers were primarily packaged in 640 ml. bottles.   The cost of
aluminum and glass containers represents the single largest cost element in the production and packaging of Zhaoqing Brewery's beer.

          Noble Brewery used four types of containers for its beer in 1996: 640 ml. bottles, 355 ml. bottles and 355 ml. aluminum cans and, for its draught beer, beer kegs. In 1996, approximately 30.5% of Noble Brewery's products were packaged in aluminum cans and 67.0% were packaged in glass bottles. The remainder of the malt beverages sold in 1996 representing 2.5% of production were packaged in stainless steel kegs. The cost of aluminum and glass containers represents the single largest cost element in the production and packaging of Noble Brewery's beer.

          To date, all of the beer bottles required by the Company have been supplied by four unaffiliated regional glass manufacturers. Currently, there is a recycling bottle program in place and the Company uses both new and recycled bottles, and new cans in packaging its beer. The primary supplier of glass bottles to the Company is Guangdong Glass Factory in Guangzhou, with the balance of the bottle requirements being sourced from Zhaoqing Glass Factory, Shenzhen Hua Jing Glass Ltd. and Zhanjiang Glass Factory, which are located in an adjacent province. In addition, a variety of other bottle manufacturers are located in the Guangdong Province and neighboring provinces, and represent an easily available alternative source of supply of bottles. As a result of both Zhaoqing Brewery and Noble Brewery maintaining a bottle recycling program in 1996, the containers represented a much smaller proportion of the overall cost.

          American National Can (Zhaoqing) Company Limited ("American National Can"), an unaffiliated company, supplies approximately 90% of the aluminum cans used by the breweries. American National Can utilizes an automatic easy-open production line from Italy and current annual output is 185 million cans. Plans are currently underway to increase annual output to 360 million cans. American National Can produces cans of high quality that meet the ISO standard. The manufacturing facility for American National Can is located within the same industrial complex as the breweries. American National Can supplies cans pursuant to supply contracts with each of the breweries that have no fixed expiration date. American National Can has agreed to meet the breweries' can supply requirements at a pre-negotiated price.

TRANSPORTATION/DISTRIBUTION
---------------------------

          In view of the single location of the breweries and the wide geographic market in China, the Company is constantly reviewing the methods of distributing its malt beverages.

          Transportation:  During 1996, 35% of the Company products sold were
          --------------
shipped by rail tank cars from Zhaoqing to distributors throughout the Guangdong Province. The railcars assigned to the breweries by the shipping railroads are specially built and insulated to maintain temperature control en route.

          The remaining 65% of the Company's volume is shipped by truck (40%)
and    boat (25%) directly to distributors.  Transportation vehicles are insulated to keep malt beverage products at proper temperatures until they are delivered to distributor locations.

          Domestic brand beers made by Zhaoqing Brewery were primarily transported by trucks and shipped within the regional markets.

          Distribution:  Delivery of Pabst Blue Ribbon beer to retail markets in
          ------------
Guangdong Province and the rest of China is accomplished through a network of non-exclusive regional distributors which sell to tobacco and alcohol companies, bars, restaurants and retail stores. The Marketing Company has over 400 distributors throughout China. During 1995 and 1996, the Marketing Company generally required a 50% cash deposit from its customers as security, based on the volume of their order flow. However, for those customers located in Guangdong Province, the deposit policy had been replaced by cash-on-delivery or pre-approved credit terms. Commencing January 1, 1997, as a result of more intensive competition from the breweries in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure payment on the due date. As a matter of policy, each regional distributor works on a non-exclusive basis. The breweries typically appoint only one distributor in each region (except for a large region in which more than one may be appointed) to ensure that such distributor devotes adequate effort and resources to the development of a broad based retail distribution network for Pabst Blue Ribbon beer in that distributor's region. These distribution arrangements include the flexibility for the breweries to replace distributors, or reach different arrangements with existing distributors, if it is in their best interest. No single distributor accounted for more than approximately 5% of 1996 barrel sales.

          In order to ensure the highest product quality, distributors must maintain proper rotation of the products at retail accounts and are required to replace the Company's malt beverage products at their own expense if sales to consumers have not occurred within the prescribed time period.

          In 1996, approximately RMB 63,000,000 was allocated to promotional advertising for Pabst Blue Ribbon beer. Advertising media include television, radio, billboards, magazines, and newspapers. In addition, the breweries provide their distributors with promotional gift items and sales incentive bonuses. Pabst Blue Ribbon beer has also been featured in beer festivals organized by the National Beer Industry Cooperative District Organizations in major, highly populated urban centers such as Beijing, Shanghai and Guangzhou.

MARKETS AND COMPETITION
-----------------------

          With the recent influx of foreign branded beer into the China markets, the Company anticipates that competition among all premium beers will grow and more marketing and advertising efforts will have to be utilized in order to maintain its market leadership.

          There is a considerable difference in the prices at which local or regional beer is sold in China as compared to the price of foreign or premium brands such as Pabst Blue Ribbon beer or the San Miguel, Foster's or Carlsberg brands. Generally, a 640 ml. bottle of local beer typically sells for 1-2 RMB ($0.12 U.S. to $0.24 U.S.), compared to premium beers which sells for 4-6 RMB ($0.48 U.S. to $0.72 U.S.).

          Markets:  The beer market in China is experiencing tremendous growth
          -------
in rates of production and demand. However, the industry is largely fragmented and highly regionalized. A key reason for the fragmented market is the lack of an effective transportation system. China's system of highways is in an early stage of development, and combined with heavy traffic, makes it inefficient to distribute beer over long distances. Another reason for the fragmented market is that local breweries are generally small in capacity and lack the financial resources and capability to launch a national distribution network and promotion program.

          Approximately 850 breweries exist in China, over 90% of which are small local breweries that produce non-premium beer for local or regional consumption. With rising consumer affluence, premium brands such as Pabst Blue Ribbon are gaining in market share. In addition, certain Chinese taxes based on volume rather than sales price favor the higher priced premium beer breweries.

          Competition:  Of the brands comprising the premium sector, Tsing Tao
          -----------
and Pabst Blue Ribbon are the market leaders. Tsing Tao is the largest brewer of beer in China, producing approximately 348,000 metric tons or 2,958,000 barrels of beer in 1996. In addition, Tsing Tao has announced plans to increase its production capacity to 500,000 metric tons. Tsing Tao is one of the best selling beers in China and the largest Chinese exported brand. It is sold in 32 countries and is China's number one exported beer to the U.S. However, the Company has been able to attract distributors from Tsing Tao due to the faster growth rate of Pabst Blue Ribbon beer as well as by offering higher margins. Other companies seeking market share in the Chinese market include Carlsberg, Singha, San Miguel, Beck's, Lowenbrau,

Anheuser-Busch, Stroh's, Miller, Foster's, Coor's and Heileman. Sales for most of these brands in China are substantially lower than sales of beer produced under the Pabst Blue Ribbon and Tsing Tao labels.

          The Company also faces competition from Guangdong Blue Ribbon and its wholly-owned affiliates with respect to the production and distribution of Pabst Blue Ribbon beer (See "PABST LICENSING ARRANGEMENTS AND TRADEMARKS - Production by Guangdong Blue Ribbon"). Other than Guangdong Blue Ribbon and its wholly-owned affiliates, the Company's subsidiary, High Worth JV and its affiliates (including Noble Brewery), are the only entities that can produce Pabst Blue Ribbon beer in China. Guangdong Blue Ribbon Group has commenced its own production in the Sichuan province of China. By voluntary agreement with the Company, the Sichuan production is marketed and sold through the Company's marketing subsidiary, thus enabling the management of an orderly market. If the demand for Pabst Blue Ribbon continues to grow, the Sichuan production can fill the new demand and may not cause any substantial adverse effect on the Company. In the event that demand deteriorates and fails to exceed the aggregate production capacity of all the Pabst Blue Ribbon producing breweries in China, the Sichuan production could be considered competitive and could have an adverse effect on the Company.

CAPITAL EXPANSION
-----------------

          In 1994, the Company launched an expansion program to increase brewing capacity to fulfill projected volume requirements for the foreseeable future. Noble Brewery spent approximately RMB 216,300,000 in 1994 to construct the second phase brewing facilities and RMB 5,000,000 to perform routine maintenance in all plants and to make incremental capital upgrades to all production facilities. Zhaoqing Brewery spent approximately RMB 30,800,000 in 1994 to convert the facilities to produce Pabst Blue Ribbon beer and RMB 1,700,000 to perform routine maintenance. In order to expand the annual production capacity from 50,000 metric tons to 10,000 metric tons, Zhaoqing Brewery commenced its expansion program in early 1995 and had completed all major equipment installation by the end of 1995. Zhaoqing Brewery spent approximately RMB 139,800,000 in 1995 and early 1996 for this expansion program.

          The Company estimates that capital expenditures in 1997 in connection with the continuing expansion of Zhaoqing Brewery and the installation of new packaging lines at Noble Brewery will total approximately RMB15,000,000 and RMB32,010,000, respectively.

RESEARCH AND DEVELOPMENT
------------------------

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

ENERGY
------

          The breweries use both heavy oil and electricity as primary sources of energy. Heavy oil is used as the primary fuel in the breweries' steam generation system and is supplied from regional sources with which it has annual fixed price supply contracts.

          Electricity is supplied by the Zhaoqing City Electricity Bureau.
Since the breweries are one of the larger employers in the region, the breweries are given priority in obtaining electricity. The breweries have not experienced any energy supply problems to date. As an alternative source of energy, the Company also has fuel oil and propane available. Management of the Company does not anticipate any supply problems in the future with respect to these natural resources.

EMPLOYEES
---------

          There are approximately 1,537 employees employed by Zhaoqing Brewery, Noble Brewery and the Marketing Company, categorized as follows:


FUNCTION
--------                                             ZHAOQING    NOBLE    MARKETING
                                           TOTAL     BREWERY    BREWERY    COMPANY
                                          --------   --------   -------   ---------

     (1)  Production                           795        303       492          --
     (2)  Engineering and Technology
           and Quality Control                 131         60        71          --
     (3)  Management and
           Administration                      178         46        70          62
     (4)  Warehouse                            152         22        40          90
     (5)  Others                               281        131       107          43
                                             -----        ---       ---         ---
                                             1,537        562       780         195
                                             =====        ===       ===         ===


          In 1996, labor costs (including the cost of benefits) accounted for approximately 3.2% and 4.5% of the total costs of production for Noble Brewery and Zhaoqing Brewery, respectively. The Company expects average wage rates of the employees will increase by approximately 12% in 1997.

          Each full time employee is a member of a local trade union. Labor relations have remained positive and the breweries have not had any employee strikes or major labor disputes. Unlike trade unions in the western countries, trade unions in most parts of China are organizations mobilized by the Government and the enterprises' management.


PABST LICENSING ARRANGEMENTS AND TRADEMARKS

Pabst Trademarks in China
-------------------------

          The arrangements regarding the use of Pabst trademarks in China were formalized in an agreement dated August 30, 1993 (the "License Agreement") between Pabst US and Pabst Zhaoqing. Pabst Zhaoqing was wholly owned at that time by Zhaoqing Brewery, which was owned by Guangdong Blue Ribbon. The License Agreement was for a period of fifteen years from November 7, 1988. Under the terms of the License Agreement, Pabst Zhaoqing obtained the exclusive right to produce and market products under Pabst trademarks in China, the non-exclusive right to market such Pabst products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the Pabst trademarks to any other enterprise in China, subject to approval of Pabst US. Royalties are payable quarterly to Pabst US based on the volume (units) of beer produced.

          By an Assets Transferring Agreement dated May 20, 1994 between Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon, all rights and duties of the

License Agreement were assigned and transferred from Pabst Zhaoqing to Guangdong Blue Ribbon. Guangdong Blue Ribbon agreed to fulfill the obligation as sublicensor under the License Agreement between Pabst Zhaoqing as sublicensor, and Noble Brewery and High Worth JV as sublicensee, respectively, which are described below.

Noble Brewery
-------------

          By a Sublicense Agreement dated October 12, 1993 (the "Noble Sublicense Agreement") between Pabst Zhaoqing and Noble Brewery and approved by Pabst US, Pabst Zhaoqing granted to Noble Brewery a sublicense to use beer-related Pabst trademarks, the non-exclusive right to produce beer in accordance with its production capacity under the sublicensed trademarks, and the non-exclusive right to market such Pabst products in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. Royalties calculated on the same basis as those payable to Pabst US are payable by Noble Brewery to Pabst Zhaoqing. Under the terms of the Noble Sublicense Agreement, Pabst Zhaoqing agreed that, except to the enterprises of Guangdong Blue Ribbon, it would not grant further sublicenses to any other enterprises in Guangdong Province to use the Pabst trademarks thereby granted. At the time of the Noble Sublicense Agreement, Zhaoqing Brewery was a member enterprise of Guangdong Blue Ribbon.

High Worth JV/Zhaoqing Brewery
------------------------------

          By a Sublicense Agreement dated May 6, 1994, (the "High Worth Sublicense Agreement") made between Pabst Zhaoqing and High Worth JV and approved by Pabst US on September 18, 1994, Pabst Zhaoqing granted to High Worth JV a sublicense to allow Zhaoqing Brewery to use Pabst trademarks to produce beer in accordance with its then production capacity under the sublicensed Pabst trademarks and to market such Pabst products in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. With respect to the production of Pabst Blue Ribbon beer in Guangdong Province, since Zhaoqing Brewery was a member enterprise of Guangdong Blue Ribbon at the time of the Noble Sublicense Agreement, Zhaoqing Brewery was entitled to produce Pabst Blue Ribbon beer in Guangdong Province.

          Under the terms of the High Worth Sublicense Agreement, High Worth JV and/or its affiliates have the sole right to be granted further sublicenses by Pabst Zhaoqing for the use of the Pabst trademarks to produce beer in China provided that they are located outside Guangdong Province. Further, Pabst Zhaoqing covenanted that it would not grant further sublicenses in respect of the Pabst trademarks to produce beer to any other enterprises except High Worth JV or its affiliates. Accordingly, High Worth JV controls all future sublicensing for the production of Pabst Blue Ribbon beer in China, which can be sold throughout China and other Asian countries, excluding Hong Kong, Macau, Japan and South Korea.

          The term of the High Worth Sublicense Agreement is the same as the License Agreement. Royalties are payable quarterly by High Worth JV to Pabst Zhaoqing based on the volume (units) of beer produced.

Production by Guangdong Blue Ribbon
-----------------------------------

          In late 1996, Guangdong Blue Ribbon established a wholly-owned subsidiary in Le Shang City, Sichuan Province, PRC, and started converting an existing brewery with an annual production capacity of 20,000 metric tons into a Pabst Blue Ribbon brewing complex ("Sichuan Brewery"). Production and sale of Pabst Blue Ribbon beer commenced in April 1997.

          To the extent that total market demand or sales for Pabst Blue Ribbon beer is less than the aggregate production capacity of Zhaoqing Brewery and Noble Brewery, the Company would face competition from Guangdong Blue Ribbon in China. As a result, the value of the Company's sublicense rights and its ability to expand in provinces outside of Guangdong could be affected if the Company does not establish additional affiliated breweries in the near future.

          The Company currently estimates that the Sichuan Brewery will produce from 16,000 to 18,000 metric tons of Pabst Blue Ribbon beer in 1997. In order to facilitate the efficient distribution and sale of Pabst Blue Ribbon beer in China, the Company has agreed with Guangdong Blue Ribbon for the coordination of the sales of Pabst Blue Ribbon beer in an orderly manner. In April 1997, the Marketing Company and the Sichuan Brewery entered into a Memorandum of Understanding. The Memorandum of Understanding requires the Sichuan Brewery to sell all of its production of Pabst Blue Ribbon beer to the Marketing Company at mutually agreed ex-factory prices, and grants the Marketing Company the right to regulate production to reflect market demand.

          Since the Marketing Company is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors, the sale of the Sichuan Brewery's production by the Marketing Company is not expected to have a material effect on consolidated results of operations. However, to the extent that the production of Pabst Blue Ribbon beer by the Sichuan Brewery causes a commensurate reduction in beer production and sales by Zhaoqing Brewery and/or Noble Brewery, the Company's consolidated results of operations could be adversely affected. The Company currently estimates that the Sichuan Brewery's 1997 production will represent approximately 6% of the Company's total 1997 sales.

          As the Company and Guangdong Blue Ribbon are the only entities that can produce Pabst Blue Ribbon beer in China outside of Guangdong Province, the

Company is now seeking expansion and cooperation opportunities to extend its brewing operation into other provinces either with Guangdong Blue Ribbon or with other local strategic brewers.


THE JOINT VENTURE COMPANIES

Formation of the Joint Venture Companies
----------------------------------------

          In 1980, Zhaoqing Brewery was initially established as a state-owned enterprise to manufacture beer and non-alcoholic beverages. In 1992, Zhaoqing Brewery became a member enterprise (affiliate) of Guangdong Blue Ribbon. In June 1993, Zhaoqing Brewery entered into a Joint Venture Agreement with Goldjinsheng Holding Ltd. ("Goldjinsheng") to form Noble Brewery (the "Noble Joint Venture Agreement"), pursuant to which Goldjinsheng acquired a 60% interest and Zhaoqing Brewery acquired a 40% interest. Goldjinsheng was a wholly owned subsidiary of Noble China Inc., a company listed on the Toronto Stock Exchange, Canada. Upon formation of the joint venture, Noble Brewery consisted of the beer production facilities and assets of Pabst Zhaoqing, the then subsidiary of Zhaoqing Brewery, which were utilized to produce and distribute beer under the Pabst Blue Ribbon brand name. Zhaoqing Brewery continued to produce beer under local brands in its separate facility.

          In May 1994, Guangdong Blue Ribbon and Holdings entered into a Joint Venture Agreement providing for the establishment of High Worth JV. The term of the joint venture is 50 years, and is subject to extension by agreement of the parties and approval from the government. Holdings contributed 60% of the capital, which was used by High Worth JV to purchase Zhaoqing Brewery from Guangdong Blue Ribbon, including its 40% interest in Noble Brewery. Holdings and Guangdong Blue Ribbon then owned 60% and 40% interests, respectively, in High Worth JV. All of the governmental approvals for the ownership transfer of Zhaoqing Brewery to High Worth JV were completed in November 1994. Zhaoqing Brewery produced and distributed beer under local brands at the time of this transaction. Subsequently, in December 1994, the Company acquired all of the shares of Holdings (See "BUSINESS DEVELOPMENT").

Operation of the Joint Venture Companies
----------------------------------------

          The establishment and activities of High Worth JV and Noble Brewery are governed by the joint venture law and regulations of China and the applicable joint venture agreements. Holdings' interest in the profits of High Worth JV is in the same proportion (i.e., 60%) as its investment in High Worth JV; Zhaoqing Brewery's interest in the profits of Noble Brewery is in the same proportion (i.e., 40%) as its investment in Noble Brewery.

          With regard to Noble Brewery, pursuant to the Noble Joint Venture Agreement, the term of the joint venture is for 20 years which may be extended upon the agreement of the two joint venture partners and approval from the applicable Chinese governmental agencies. Under the Noble Joint Venture Agreement, Noble Brewery is governed by a board of directors consisting of five individuals, three of whom, including the Chairman, are nominated by Goldjinsheng, with the remaining two, including the Vice Chairman, by Zhaoqing Brewery. The operation and management of Noble Brewery is the responsibility of Zhaoqing Brewery. Accordingly, Zhaoqing Brewery has the decision making authority on substantially all aspects of the daily operations of Noble Brewery such as purchasing, production, sales and marketing, finance and human resources. Goldjinsheng may appoint staff to participate in the accounting functions of Noble Brewery. All matters to be approved by the Board of Directors require either unanimous vote or the vote of four out of the five directors. Accordingly, no board decision can be made without the approval of Zhaoqing Brewery's designee.

          With regard to High Worth JV, pursuant to the High Worth JV Joint Venture Agreement, High Worth JV is governed by a board of directors consisting of seven individuals, four of whom are appointed by Holdings and three of whom are appointed by Guangdong Blue Ribbon. The Board of Directors controls the management and operation of High Worth JV. Generally, votes on the board of directors are taken by majority vote, except for the following matters relating to the existence and legal structure of the joint venture, all of which require a unanimous vote: amendments to the articles of association; termination or dissolution of the joint venture; increase in, or transfer of, the registered capital of the joint venture; establishment of subsidiaries or combination with other entities; and change in the share structure. The general manager is appointed by the Board of Directors and is responsible for carrying out the decisions of the Board as well as for the day-to-day management of High Worth JV.

Goldjinsheng Agreement
----------------------

          A provisional agreement, subject to the approval of the applicable Chinese governmental agencies and the execution of separate definitive agreements with respect to the various matters referred to as below, was made among Goldjinsheng the owner of the remaining 60% interest in Noble Brewery, Zhaoqing Brewery, Noble Brewery, High Worth JV and Guangdong Blue Ribbon on May 10, 1995 (the "Goldjinsheng Agreement") confirming that:

(a) High Worth JV was entitled to brew and sell beer under the Pabst Blue Ribbon label produced in its brewing facilities up to a maximum production capacity of 100,000 tons per annum.

(b) High Worth JV and/or companies in which High Worth JV has an interest are entitled to be granted a sublicense from Guangdong Blue Ribbon with the right to produce and sell beer under the Pabst Blue Ribbon label in the Guangdong Province of the PRC ("Additional Facility") to a maximum production capacity of 300,000 tons per annum.

     In the event that High Worth JV desires to obtain a sublicense for any Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

(c) A marketing company, owned as to 8% by Guangdong Blue Ribbon, 52% by High Worth JV and 40% by Goldjingsheng, will handle and organize the sales of Pabst Blue Ribbon beer produced by High Worth JV and the Noble Brewery. Each of High Worth JV and the Noble Brewery will create a separate distribution company or division of their own. The distribution company of High Worth JV will have the sole right to acquire 100% of the production of High Worth JV and 40% of the production of the Noble Brewery; while the distribution company of the Noble Brewery will have the sole right to acquire 60% of the production of the Noble Brewery. The respective distribution companies will appoint the marketing company as their sole and exclusive agent to market Pabst Blue Ribbon beer in the PRC. If the provisions as to ownership are implemented, the respective interests of Guangdong Blue Ribbon and the Company in the Marketing Company will be adjusted. (See "BUSINESS - DESCRIPTION OF BUSINESS" and "MARKETING AND OPERATIONS - Summary of Operations").

          Subsequent to the signing of the Goldjinsheng Agreement, the Company, Guangdong Blue Ribbon and Goldjinsheng have attempted to complete the respective separate definitive agreements. In December 1996, Guangdong Blue Ribbon and Goldjinsheng advised the Company that they intend to modify some of the terms of the Goldjinsheng Agreement and to propose incorporating those modifications in the respective separate definitive agreements. The Company is unable to predict when the respective separate definitive agreements will be completed.

OPERATING IN CHINA
------------------

          Because the operations of the Company are based exclusively in China, the Company is subject to rules and restrictions governing China's legal and economic system as well as general economic and political conditions in that country.

          Inflation/Economic Policies.  General economic conditions in China
          ---------------------------
could have a significant impact on the Company. The economy of China differs in certain material respects from that of the United States, including its structure, levels of development and capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position. Although the majority of China's productive assets is still owned by the state, the adoption of an economic reform policy since 1978 has resulted in the gradual reduction in the role of state economic plans and the allocation of resources, pricing and management of such assets, with increased emphasis on the utilization of market forces, and rapid growth in the Chinese economy. The success of the Company depends in substantial part on the continued economic growth in the Chinese economy.

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

          Currency Matters.  The State Administration for Exchange Control
          ----------------
("SAEC"), under the authority of the People's Bank of China ("PBOC"), controls the conversion of Renminbi, the Chinese currency ("RMB") into foreign currency. Prior to January 1, 1994, RMB could be converted into foreign currency through the Bank of China or other authorized institutions at official rates fixed daily by the SAEC. RMB could also be converted at swap centers ("Swap Centers") open to Chinese enterprises and foreign-funded Chinese enterprises, subject to SAEC approval of each foreign currency trade, at exchange rates negotiated by the parties for each transaction. In the year ended December 31, 1993, as much as 80% by value of all foreign exchange transactions in China took place through the Swap Centers. The exchange rate quoted by the Bank of China differed substantially from that available in the Swap Centers. Effective January 1, 1994, a unitary exchange rate system was introduced in China, replacing the dual-rate system previously in effect. In connection with the creation of a unitary exchange rate, the establishment of the China Foreign Exchange Trading System inter-bank foreign exchange market and the phasing out of the Swap Centers were announced. However, the Swap Centers were retained, and foreign-funded enterprises have been permitted to satisfy foreign exchange requirements through the Swap Centers.

          Effective July 1, 1996, the government of China began to take steps to make its currency fully convertible on a "current account" basis by the end of 1996. This will allow foreign-funded enterprises, whether wholly owned or joint ventures with Chinese, to buy and sell foreign exchange in banks for purposes of trade, services, debt repayment and profit repatriation. The "current account" measures the flow of money into and out of a nation, including the net balance on trade in goods and services, plus remittances.

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

          Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation may be inconsistent. The Chinese judiciary is relatively inexperienced in enforcing the laws or terms of contracts, leading to a higher than usual degree of uncertainty as to the outcome of litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable law enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors, such as the Company.

          The Company's activities in China may by law be subject, in some cases, to administrative review and approval by various national, provincial and local agencies of the Chinese government. While China has promulgated an administrative procedural law permitting redress to the courts with respect to certain administrative actions, this law appears to be largely untested in its context.

          Tax Matters.  The Company's operations in China are subject to four
          -----------
types of taxes: Income Tax, Value Added Tax ("VAT"), Consumption Tax and other Sales Tax.

          Noble Brewery and High Worth JV are governed by the Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises (the "FIE Law"). Under the current FIE Law, Noble Brewery and High Worth JV are exempt from payment of Income Tax for the first two taxation years in which Noble Brewery and High Worth JV become profitable. The Income Tax rate for the following three years is reduced by 50% and is thereafter calculated at the full rate. The 100% tax exemption for High Worth JV and the 50% tax exemption for Noble Brewery commenced on January 1, 1996. The current Income Tax rate on profits for Noble Brewery is 27% (33% less a 6% temporary reduction provided as an economic incentive by the Chinese government) and for High Worth JV is 33%, unless specifically exempted or reduced by the local authorities.

          In addition to the FIE Law, which is computed on profits, Noble Brewery and Zhaoqing Brewery are also subject to two kinds of turnover taxes for their respective sales, namely the VAT and Consumption Tax. The applicable VAT rate is 17% for brewery products sold in China. The amount of VAT liability is
determined by applying the    applicable tax rate to the invoiced amount less
VAT paid on purchases made with the relevant invoices in support. The Consumption Tax rate together with a Government Surcharge for brewery products is RMB 220 per metric ton. The Consumption Tax is determined on the volume of sales within China.

          Currently, there are no withholding taxes imposed on dividends paid by High Worth JV to Holdings.

          Distribution of Profits.  Applicable Chinese laws and regulations
          -----------------------
require that, before a Sino-foreign joint venture enterprise (such as High Worth JV and Noble Brewery) distributes profits to investors, it must (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations in proportions determined at the sole discretion of the Board of Directors to a general reserve fund, an enterprise development fund and a staff welfare and employee bonus fund. Distribution of profits by the Joint Ventures to the Company and their other equity investors are required to be in proportion to each party's respective investment in the joint venture.

Regulations
-----------

          Central, provincial and local laws and regulations govern the operations of the breweries. The central government and all provinces in which the Company's malt beverage products are distributed regulate trade practices, advertising and marketing practices, relationships with distributors and related matters. Governmental entities also levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations.

BUSINESS DEVELOPMENT
--------------------

          The Company was organized in the state of Florida as Video Promotions, Inc. on April 20, 1988. The Company subsequently changed its name to

National Sweepstakes, Inc. and then to Natural Fuels, Inc. For a period of time prior to December 16, 1994, the business of the Company was devoted to seeking potential acquisition or merger opportunities.

          On December 16, 1994, the Company acquired all of the outstanding shares of Holdings from Oriental Win Holdings Ltd. ("Oriental Win") and Goldchamp Ltd. ("Goldchamp") in exchange for 3,960,000 shares and 240,000 shares of the Company's Class A Common Stock issued to Oriental Win and Goldchamp, respectively, and 3,000,000 shares of the Company's Class B Common Stock issued to Oriental Win. The Class B shares carry two votes per share but are otherwise equivalent to the Class A Common Stock. In addition, the Company issued an aggregate of 600,000 shares of the Company's Class A Common Stock to various parties for consulting services in connection with the acquisition. At the time of the acquisition, Holdings owned a 60% interest in High Worth JV. This transaction was accounted for as a recapitalization of Holdings with Holdings as the acquirer (reverse acquisition).

          On November 22, 1994, the Company effected a 1-for-22 reverse stock split in anticipation of the transaction.

          On March 15, 1995, the Company changed its name to CBR Brewing Company, Inc.

ITEM 2.   PROPERTIES

          The Company's major facilities are set forth below:

FACILITY              LOCATION                   PRODUCT
--------              --------                   -------

Noble Brewery         City of Zhaoqing on site   Malt Beverages
                      containing approximately
                      135,000 square meters

Zhaoqing Brewery      City of Zhaoqing on site   Malt Beverages
                      containing approximately
                      131,000 square meters


          All of the Company's facilities are well maintained and suitable for their respective operations.

          In 1996, the Company estimates that Zhaoqing Brewery and Noble Brewery operated at approximately 83% and 77%, respectively, of their theoretical brewing capacities. Annual production capacity can vary due to product mix, packaging mix and seasonality.


ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to, nor is any of its property subject to, any pending legal proceedings. The Company, however, is contemplating commencing legal proceedings in the PRC against Guangdong Blue Ribbon in connection with the establishments of the Sichuan Brewery as well as against Yun Zhong Liu and Zi Hang Niu, former directors of the Company, who are the General Manager and Deputy General Manager, respectively, of Guangdong Blue Ribbon.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                   PART  II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Class A Common Stock of CBR Brewing Company, Inc. is listed for trading on the NASD's Electronic Bulletin Board under the symbol CBRB. During 1994, 1995 and 1996, there was no trading activity.

          The approximate number of security holders of record of the Class A Common Stock at July 31, 1997 was 16.

          The Company has never paid cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company.

          The Company's ability to pay dividends to its shareholders is dependent on the Company receiving distributions through Holdings from its PRC subsidiaries and affiliates, which generate all of the Company's earnings. The Company is required to provide for U.S. Federal income taxes on the earnings distributed in the form of dividends from Noble Brewery.

          Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of High Worth JV, calculated pursuant to generally accepted accounting principles in the PRC ("PRC GAAP"), are available for distribution in the form of cash dividends to each equity investor, in proportion to each investor's interest in the joint venture, after satisfaction of all tax liabilities, provision for any losses in previous years, and appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with PRC accounting standards and regulations. The principal adjustments necessary to conform PRC GAAP financial statements to financial statements prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") are the reclassification of certain expense items from income appropriations to charges against income, adjustments for sales, other income and purchases recognized on a cash basis, depreciation charges, deferred taxation and revaluation of fixed assets.

          In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the PRC GAAP financial statements. If High Worth JV has foreign currency available after meeting the operational needs of its PRC subsidiaries, it may make a profit distribution to Holdings. Otherwise, it will be necessary to obtain approval and convert such distributions at the exchange centers. At December 31, 1996, the Company's distributable profits were approximately RMB 38,727,000.

ITEM 6.   SELECTED FINANCIAL DATA

     The following financial data has been derived from the audited consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document.
All amounts are in RMB. The exchange rate was US$1.00 to RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995 and RMB 8.32 at December 31, 1996.


                                                     CBR Brewing Company, Inc.
(in RMB)                                             and Subsidiaries (3) (4)                  Zhaoqing Brewery and Subsidiaries (3)
                                         --------------------------------------------          ---------------------------------
                                                                          Two Months      Ten Months
                                         Years Ended December 31            Ended          Ended        Years Ended December 31,
                                         -----------------------         December 31,    October 31,    ------------------------
                                              1996           1995            1994           1994           1993           1992
                                         -------------    -----------     -----------     ----------   ------------    -----------
Consolidated Statement
  of Income Data:

Sales, net of sales taxes                1,233,277,624    566,786,939      11,400,806     57,287,429    191,582,526    154,440,090
Gross profit                               194,138,432     71,133,533       4,226,389     19,027,672     89,167,691     71,100,982
Operating income                            25,325,483      6,458,405       2,978,087     11,616,044     67,013,472     51,011,530
Net income                                  20,211,809     19,625,968       3,713,687     42,012,446    106,586,492        135,719
Net income per common share (1) (2)               2.53           2.45             .46           5.25          13.32            .02
Cash dividends declared per
  common share                                     -0-            -0-             -0-            -0-            -0-            -0-

                                                        As of December 31,                          As of December 31,
                                         --------------------------------------------               ------------------
                                               1996           1995            1994                         1993
                                               ----           ----            ----                         ----
Consolidated Balance
  Sheet Data:

Net working capital (deficiency)           (83,554,409)   (97,555,553)    (40,970,594)                 (112,717,589)
Total assets                               826,502,148    746,898,874     357,149,524                   326,758,328
Long term liabilities                       15,862,549     24,897,291      27,866,856                    28,035,303
Advances from shareholders                  73,794,948     73,794,948      74,947,990                             -
Shareholders' equity                       147,588,482    127,376,673     107,750,705                    99,707,666

(1) Net income per common share is presented for the ten months ended October 31, 1994 and the years ended December 31, 1993 and 1992, assuming that the 8,000,013 shares of common stock issued and outstanding for the years ended December 31, 1996 and 1995, and the two months ended December 31, 1994, were also issued and outstanding for all prior periods.

(2)  Adjusted for the 1-for-22 reverse stock split effective November 22, 1994.

(3) Holdings was formed to acquire a 60% interest in High Worth JV, a Sino-foreign equity joint venture enterprise, which in turn acquired a 100% interest in Zhaoqing Brewery on October 31, 1994. The consideration for this purchase transaction was approximately RMB 166,400,000 (See "ITEM 1. BUSINESS - THE JOINT VENTURE COMPANIES").

(4) On December 16, 1994, Holdings was acquired by the Company, a United States- based public company, in a reverse acquisition. This transaction has been accounted for as a recapitalization of Holdings with Holdings as the acquirer (See "ITEM 1. BUSINESS - BUSINESS DEVELOPMENT").


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

          Effective December 16, 1994, the Company acquired Holdings, which, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in China. Holdings is a holding company which was
formed solely to    effect the acquisition of a 60% interest in High Worth JV.
On October 31, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery.

          The acquisition of Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in the Noble Brewery, has been accounted for under the purchase method of accounting. The consolidated financial statement include the results of operations of Zhaoqing Brewery on a consolidated basis and Nobel Brewery under the equity method of accounting for investments commencing October 31, 1994. Accordingly, the Company's post-acquisition consolidated statements of income are presented for the two months ended December 31, 1994, and the years ended December 31, 1995 and 1996; a comparative consolidated statement of income for the year ended December 31, 1994 is not presented, although certain comparative financial information is provided separately for the operations of Zhaoqing Brewery and its affiliate, Noble Brewery.

          For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquirer (reverse acquisition). Accordingly, the historical financial statements prior to December 16, 1994 are those of Holdings.

          During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion throughout China of the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company also sells mineral water and non-carbonated soft drinks produced by Guangdong Blue Ribbon under the Blue Ribbon brand name. Zhaoqing Brewery HC owns a 70% interest and Guangdong Blue Ribbon owns a direct 30% interest and an indirect 28% interest in the Marketing Company. As a result, the Company owns a 42% net interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1995 and July 1995, respectively. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis commencing from April 1, 1995. The Company has a controlling interest in the Marketing Company even though it has an effective interest of only 42% because of the Company's 60% interest in High Worth JV and 70% interest in the Marketing Company (through Zhaoqing Brewery HC), and because the Company controls the majority of the votes on the board of directors of the Marketing Company and Zhaoqing Brewery HC.

          Prior to March 1995, Zhaoqing Brewery had produced exclusively domestic brands of beer, and had an annual production capacity of 50,000 metric tons or 425,000 barrels of beer. In late 1994, Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. During March 1995, Zhaoqing Brewery discontinued the production of all domestic brand beer and commenced exclusive production of Pabst Blue Ribbon beer on a full-scale basis. However, approximately 5% of beer production normally does not meet Pabst Blue Ribbon quality standard and is packed and distributed as lower-priced, local brand beer. With the implementation of the new brewing technology and the purchase of additional equipment during 1995, Zhaoqing Brewery reached its current full-scale annual production capacity of 100,000 metric tons or 850,000 barrels of beer at the end of 1995.

          Noble Brewery has produced Pabst Blue Ribbon beer exclusively since it commenced operations. Prior to 1994, Noble Brewery had an annual production capacity of 80,000 metric tons or 680,000 barrels of beer. With the completion of a second brewing facility in July 1994, Noble Brewery reached its full-scale annual production capacity of 200,000 metric tons or 1,700,000 barrels of beer in late 1994.

          In January 1996, Zhaoqing Brewery HC transferred all of its operating assets and liabilities to High Worth JV pursuant to the original Joint Venture Agreement, the Asset Transfer Agreement signed in May 1994, and the relevant government regulations. Subject to the completion of certain legal procedures and documentation, the investments in Noble Brewery and the Marketing Company will be transferred to High Worth JV. Zhaoqing Brewery HC is currently acting as the nominee for High Worth JV with respect to the investments in Noble Brewery and the Marketing Company.

          Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will have been transferred to High Worth JV. During 1996, the operating activities of Zhaoqing Brewery were part of High Worth JV. The consensus and approval from the local tax authority was recently obtained. In the following text, "Zhaoqing Brewery" refers to the brewing complex, which was transferred to High Worth JV in January 1996, and "Zhaoqing Brewery HC" refers to the PRC entity that previously owned the brewing complex from November 1994 through December 1995.

          In late 1996, Guangdong Blue Ribbon established a wholly-owned subsidiary in Le Shang City, Sichuan Province, PRC, and started converting an existing brewery with an annual production capacity of 20,000 metric tons into a Pabst Blue Ribbon brewing complex ("Sichuan Brewery"). Production and sale of Pabst Blue Ribbon beer commenced in April 1997. To the extent that total market demand is less than the aggregate production capacity of Zhaoqing Brewery and Noble Brewery, the Company would face competition from Guangdong Blue Ribbon in China. As a result, the value of the Company's sublicense rights and its ability to expand in provinces outside of Guangdong could be affected if the Company does not establish additional affiliated breweries in the near future.

          The Company currently estimates that the Sichuan Brewery will produce from 16,000 to 18,000 metric tons of Pabst Blue Ribbon beer in 1997. In order to facilitate the efficient distribution and sale of Pabst Blue Ribbon beer in China, the Company has agreed with Guangdong Blue Ribbon for the coordination of the sales of Pabst Blue Ribbon beer in an orderly manner. During April 1997, the Marketing Company and the Sichuan Brewery entered into a Memorandum of Understanding. The Memorandum of Understanding requires the Sichuan Brewery to sell all of its production of Pabst Blue Ribbon beer to the Marketing Company at mutually agreed ex-factory prices, and grants the Marketing Company the right to regulate production to reflect market demand.

          Since the Marketing Company is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors, the sale of the Sichuan Brewery's production by the Marketing Company is not expected to have a material effect on consolidated results of operations. However, to the extent that the production of Pabst Blue Ribbon beer by the Sichuan Brewery causes a commensurate reduction in beer production and sales by Zhaoqing Brewery and/or Noble Brewery, the Company's consolidated results of operations could be adversely affected. The Company currently estimates that the Sichuan Brewery's 1997 production will represent approximately 6% of the Company's total 1997 sales.

          As the Company and Guangdong Blue Ribbon are the only entities that can produce Pabst Blue Ribbon beer in China outside of Guangdong Province, the Company is now seeking expansion and cooperation opportunities to extend its brewing operation into other provinces either with Guangdong Blue Ribbon or with other local strategic brewers.

Consolidated Results of Operations:
----------------------------------

          Zhaoqing Brewery and Noble Brewery commenced distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. The commencement of the Marketing Company's operations, which are presented on a consolidated basis, resulted in a significant change in the Company's operating structure and income statement presentation during 1995. Accordingly, a comparison of results of operations for the year ended December 31, 1996 to results of operations for the year ended December 31, 1995 is not necessarily meaningful.

          The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

Years Ended December 31, 1996 and 1995 :

Sales:
-----

          During the year ended December 31, 1996, Zhaoqing Brewery produced 83,494 metric tons and sold 83,439 metric tons of beer, of which 2,526 metric tons (3.0%) were local brand beer and 80,913 metric tons (97.0%) were Pabst Blue Ribbon beer. The 2,526 metric tons of local brand beer were produced throughout 1996. During the year ended December 31, 1995, Zhaoqing Brewery produced 42,318 metric tons and sold 45,708 metric tons of beer, of which 11,388 metric tons (24.9%) were local brand beer and 34,320 metric tons (75.1%) were Pabst Blue Ribbon beer. Of the 11,388 metric tons of local brand beer produced in

1995, 8,324 metric tons (73.1%) were produced during the three months ended March 31, 1995. As a result of increased demand for Pabst Blue Ribbon beer, in conjunction with the implementation of the new brewing technology and the installation of new equipment to increase the production capacity at the end of 1995, total beer sold increased by 37,731 metric tons or 82.5% from 1995 to 1996.

          For the year ended December 31, 1996, net sales, almost all of which were conducted through the Marketing Company, were RMB1,233,277,624, of which RMB 1,158,091,595 (93.9%) was from the sale of 232,066 metric tons of beer and RMB 75,186,029 (6.1%) was from the sale of mineral water and non-carbonated soft drinks. During the year ended December 31, 1996, the Marketing Company purchased for resale RMB 695,150,225 of beer products from Noble Brewery and RMB 69,166, 604 of mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon. Approximately 99% of total sales in 1996 were from products with the Pabst Blue Ribbon brand name.

          For the year ended December 31, 1995, net sales, consisting of sales both by Zhaoqing Brewery directly and through the Marketing Company, were RMB 566,786,939, of which RMB 504,500,315 (89.0%) was from the sale of 107,015 metric tons of beer and RMB 62,286,624 (11.0%) was from the sale of mineral water and non-carbonated soft drinks. During the year ended December 31, 1995, the Marketing Company purchased for resale RMB 327,805,406 of beer products from Noble Brewery and RMB 61,708,086 of mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon. Approximately 95% of total sales in 1995 were from products with the Pabst Blue Ribbon brand name.

Gross Profit:
------------

          For the year ended December 31, 1996, gross profit was RMB 194,138,432 or 15.7% of net sales, as compared to RMB 71,133,533 or 12.6% of net sales for the year ended December 31, 1995. The increase in the gross profit margin of 3.1% on an absolute basis or 24.6% in 1996 as compared to 1995 was a result of a change in the product mix, an increase in sales unit volume, an increase in sales prices, the introduction of a bottle recycling program during 1996, and the Marketing Company handling the distribution of all of the Company's production of Pabst Blue Ribbon beer throughout 1996.

          The Company expects that it will experience pressure on its gross profit margin during 1997 as a result of the following factors: a general softening of consumer demand in China, caused in substantial party by the central government of China's regulatory controls and economic policies; increasing competition from foreign premium brand beers; and potential competition from the brewery being established by Guangdong Blue Ribbon in Sichuan Province.

          During July 1996, Renhe Trading Company, a trading company located in Shenzhen, PRC, commenced importing and distributing U.S. - brewed Pabst Blue Ribbon beer in Southern China, and advertised widely throughout Southern China that Pabst US had granted it the exclusive right to distribute U.S. - brewed Pabst Blue Ribbon beer in China. Pabst US officially denied granting such authorization.

          The Company and its joint venture partner, Guangdong Blue Ribbon, which is the exclusive license holder of the Pabst Blue Ribbon brand in China, jointly undertook actions to stop the importation of U.S. - brewed Pabst Blue Ribbon beer by making successful applications to the head offices of the Customs Bureau and the Industrial and Commercial Bureau in Beijing for protection of the trademark and the exclusive license rights. During September 1996, the head office of the Customs Bureau officially notified all Provincial Customs Departments to confiscate all imported Pabst Blue Ribbon beer. In addition, the Industrial and Commercial Bureau instructed its provincial branches to confiscate any imported U.S. - brewed Pabst Blue Ribbon beer that appeared in the retail market. Accordingly, the influx of imported U.S. - brewed Pabst Blue Ribbon beer was substantially reduced after September 1996. However, there can be no assurances that this problem will not reoccur in the future.

Selling, General and Administrative Expenses:
--------------------------------------------

          For the year ended December 31, 1996, selling, general and administrative expenses were RMB 168,812,949 (13.7% of net sales), consisting of selling expenses of RMB 103,460,671 and general and administrative expenses of RMB 65,352,278. For the year ended December 31, 1995, selling, general and administrative expenses were RMB 64,675,128 (11.4% of net sales), consisting of selling expenses of RMB 32,821,498 and general and administrative expenses of RMB 31,853,630.

          Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company assumed the responsibility for marketing the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery during April 1995 and July 1995, respectively, and incurred most of the 1995 and almost all of the 1996 selling expenses. General and administrative expenses include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company.

          Selling expenses increased by RMB 70,639,173 or 215.2% in 1996 as compared to 1995, and represented 8.4% of net sales in 1996 as compared to 5.8% of net sales in 1995, as a result of increased marketing and promotion costs incurred during 1996 to support increased marketing efforts necessitated by the increased production capacity of Zhaoqing Brewery and Noble Brewery. General and administrative expenses increased by RMB 33,498,648 or 105.2% in 1996 as compared to 1995, and represented 5.3% of net sales in 1996 as compared to 5.6% of net sales in 1995. During the year ended December 31, 1996, the Company recorded an allowance for doubtful accounts of RMB 9,914,114, as compared to an allowance for doubtful accounts of RMB 5,600,000 for the year ended December 31, 1995.

          As a result of softening consumer demand and increasing competition from foreign premium brand beers, the Company anticipates that it will continue to implement an expanded advertising and promotional program in 1997 in order to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China.

Operating Income:
----------------

          For the year ended December 31, 1996, operating income was RMB 25,325,483 or 2.1% of net sales, as compared to operating income of RMB 6,458,405 or 1.1% of net sales for the year ended December 31, 1995.

Interest Income and Interest Expense:
------------------------------------

          For the year ended December 31, 1996, interest income was RMB 6,119,470. There was no interest income for the year ended December 31, 1995. The increase in interest income in 1996 as compared to 1995 is primarily the result of interest earned on amounts due from Guangdong Blue Ribbon during 1996.

          For the year ended December 31, 1996, interest expense, net of amounts capitalized, was RMB 20,767,252, as compared to RMB 3,236,058 for the year ended December 31, 1995. The increase in interest expense in 1996 as compared to 1995 is primarily the result of amounts borrowed from Guangdong Blue Ribbon, increased borrowings by Zhaoqing Brewery and the amounts borrowed from related companies that are controlled by beneficial shareholders of the Company.

Income Taxes:
------------

          For the year ended December 31, 1996, income tax expense was RMB 4,721,444. Although the Company's operations in China were subject to a 100% tax exemption in 1995 and 1996, deferred income taxes were recorded in 1996 primarily as a result of a United States Federal tax liability of RMB 4,413,000 resulting from dividends declared during January 1997 by Noble Brewery on its December 31, 1996 retained earnings, payable to Zhaoqing Brewery HC. For the year ended December

31, 1995, income tax expense was RMB 1,000,000, which represented deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment.

Net Income:
----------

          For the year ended December 31, 1996, net income was RMB 20,211,809 (RMB 2.53 per share) or 1.6% of net sales, as compared to net income of RMB 19,625,968 (RMB 2.45 per share ) or 3.5% of net sales for the year ended December 31, 1995.

Year Ended December 31, 1995 and Two Months Ended December 31, 1994 :

Sales:
-----

          During the year ended December 31, 1995, Zhaoqing Brewery produced 42,318 metric tons and sold 45,708 metric tons of beer, of which 11,388 metric tons (24.9%) were local brand beer and 34,320 metric tons (75.1%) were Pabst Blue Ribbon beer. Of the 11,388 metric tons of local brand beer produced in 1995, 8,324 metric tons (73.1%) were produced during the three months ended March 31, 1995. During the year ended December 31, 1994 and the two months ended December 31, 1994, Zhaoqing Brewery sold 33,000 metric tons and 4,686 metric tons of beer, respectively, 100% of which was local brand beer. Total beer sold increased by 12,708 metric tons or 38.5% from 1994 to 1995 as a result of a shift in product mix from local brand beer to Pabst Blue Ribbon beer, which allowed the Company to take advantage of growing consumer demand in China for premium beers such as Pabst Blue Ribbon beer as compared to local brand beer.

          For the year ended December 31, 1995, net sales, consisting of sales both by Zhaoqing Brewery directly and through the Marketing Company, were RMB 566,786,939, of which RMB 504,500,315 (89.0%) was from the sale of 107,015 metric tons of beer and RMB 62,286,624 (11.0%) was from the sale of mineral water and non-carbonated soft drinks. During the year ended December 31, 1995, the Marketing Company purchased for resale RMB 327, 805,406 of beer products from Noble Brewery and RMB 61,708,086 of mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon. Approximately 95% of total sales in 1995 were from products with the Pabst Blue Ribbon brand name. For the two months ended December 31, 1994, net sales were RMB 11,400,806, consisting exclusively of 4,687 metric tons of beer sales by Zhaoqing Brewery directly.

Gross Profit:
------------

          For the year ended December 31, 1995, gross profit was RMB 71,133,533 or 12.6% of net sales. For the two months ended December 31, 1994, gross profit was RMB 4,226,389 or 37.1% of net sales. As a result of the change in the product mix, increased discounts offered to distributors, increased raw material costs, and, in particular, the establishment and operating structure of the Marketing Company, gross margins will not return to pre-1995 levels.

Selling, General and Administrative Expenses:
--------------------------------------------

          For the year ended December 31, 1995, selling, general and administrative expenses were RMB 64,675,128 (11.4% of net sales), consisting of selling expenses of RMB 32,821,498 and general and administrative expenses of RMB 31,853,630. For the two months ended December 31, 1994, selling, general and administrative expenses were RMB 1,248,302 (10.9% of net sales). During 1995, the Company recorded an allowance for doubtful accounts of RMB 5,600,000.

          Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company assumed the responsibility for marketing the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery during April 1995 and July 1995, respectively, and incurred most of the 1995 selling expenses. General and administrative expenses include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company.

Operating Income:
----------------

          For the year ended December 31, 1995, operating income was RMB 6,458,405 or 1.1% of net sales. For the two months ended December 31, 1994, operating income was RMB 2,978,087 or 26.1% of net sales.

Corporate Reorganization Expenses:
---------------------------------

          For the two months ended December 31, 1994, corporate reorganization expenses were RMB 2,551,921, and consisted of management's estimate of the fair value of the shares of common stock issued to certain merchant bankers, consultants and several executives of the Company in conjunction with the reverse acquisition of Holdings by the Company effective December 16, 1994.

Interest Income and Interest Expense:
------------------------------------

          There was no interest income for the year ended December 31, 1995 and for the two months ended December 31, 1994.

          For the year ended December 31, 1995, interest expense, net of amounts capitalized, was RMB 3,236,058. For the two months ended December 31, 1994, interest expense, net of amounts capitalized, was RMB 1,317,178.

Income Taxes:
------------

          For the year ended December 31, 1995, income tax expense was RMB 1,000,000. Although the Company's operations in China were subject to a tax holiday in 1995, deferred income taxes were recorded as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. For the two months ended December 31, 1994, no income tax expense was incurred.

Net Income:
----------

          For the year ended December 31, 1995, net income was RMB 19,625,968 (RMB 2.45 per share) or 3.5% of net sales. For the two months ended December 31, 1994, net income was RMB 3,713,687 (RMB .46 per share) or 32.6% of net sales.


NOBLE BREWERY
-------------

Years Ended December 31, 1996 and 1995:

Sales:
-----

          During the year ended December 31, 1996, Noble Brewery produced 155,506 metric tons and sold 154,435 metric tons of beer, as compared to 155,974 metric tons produced and 161,200 metric tons of beer sold during the year ended December 31, 1995. Total beer sold decreased by 6,765 metric tons or 4.2% from 1995 to 1996 as a result of the regulation of sales by the Marketing Company, which purchases beer from the two breweries in accordance with their respective production capacities.

          For the year ended December 31, 1996, net sales were RMB 655,316,991, consisting of 154,435 metric tons of beer sold to the Marketing Company for resale. For the year ended December 31, 1995, net sales were RMB

681,724,168, consisting of 161,200 metric tons of beer sold, including RMB 327,805,406 of beer sold to the Marketing Company for resale.

Gross Profit:
------------

          For the year ended December 31, 1996, gross profit was RMB 145,150,002 or 22.1% of net sales, as compared to gross profit of RMB 155,864,163 or 22.9% of net sales for the year ended December 31, 1995. The decrease in the gross profit margin of .8% on an absolute basis or 3.4% in 1996 as compared to 1995 was a result of a change in the product mix, the increase in cost of raw materials, and the Marketing Company handling the distribution of all of the Company's production of Pabst Blue Ribbon beer throughout 1996.

Selling, General and Administrative Expenses:
--------------------------------------------

          For the year ended December 31, 1996, selling, general and administrative expenses were RMB 38,937,354 (5.9% of net sales), consisting of selling expenses of RMB 6,057,013 and general and administrative expenses of RMB 32,880,341. For the year ended December 31, 1995, selling, general and administrative expenses were RMB 60,819,562 (8.9% of net sales), consisting of selling expenses of RMB 31,794,779 and general and administrative expenses of RMB 29,024,783. Selling expenses consist of warehousing, storage and freight costs, and, in 1995, also included advertising, promotion, marketing and distribution costs prior to the Marketing Company commencing the distribution of Noble Brewery's production in July 1995.

          During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company assumed the responsibility for marketing the Pabst Blue Ribbon beer produced by Noble Brewery during July 1995, and incurred most of the 1995 and almost all of the 1996 selling expenses.

          Selling expenses decreased by RMB 25,737,766 or 80.9% in 1996 as compared to 1995, and represented 0.9% of net sales in 1996 as compared to 4.7% of net sales in 1995, as a result of the establishment of the Marketing Company in 1995. General and administrative expenses increased by RMB 3,855,558 or 13.3% in 1996 as compared to 1995, and represented 5.0% of net sales in 1996 as compared to 4.2% of net sales in 1995. During the year ended December 31, 1996, Noble Brewery recorded an allowance for doubtful accounts of RMB 1,459,963, as compared to an allowance for doubtful accounts of RMB 786,740 for the year ended December 31, 1995.

Operating Income:
----------------

          For the year ended December 31, 1996, operating income was RMB 106,212,648 or 16.2% of net sales, as compared to operating income of RMB 95,044,601 or 13.9% of net sales for the year ended December 31, 1995.

Interest Income and Interest Expense:
------------------------------------

          For the year ended December 31, 1996, interest income was RMB 3,901,929, as compared to interest income of RMB 3,846,001 for the year ended December 31, 1995.

          For the year ended December 31, 1996, interest expense was RMB 3,450,585, as compared to interest expense of RMB 2,240,015 for the year ended December 31, 1995, as a result of higher borrowings.

Income Taxes:
------------

          For the year ended December 31, 1996, income tax expense was RMB 16,535,421, which consisted of RMB 13,053,421 for PRC income taxes and RMB 3,500,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. For the year ended December 31, 1995, income tax expense was RMB 2,200,000, which represented the deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. During 1996 and 1995, Noble Brewery was subject to a 50% and 100% tax exemption, respectively.

Net Income:
----------

          For the year ended December 31, 1996, net income was RMB 90,128,571 or 13.8% of net sales, as compared to RMB 94,450,587 or 13.9% of net sales for the year ended December 31, 1995.

Year Ended December 31, 1995 and Two Months Ended December 31, 1994 :

Sales:
-----

          For the year ended December 31, 1995, net sales were RMB 681,724,168, consisting of 161,200 metric tons of beer, including RMB 327,805,406 of beer sold to the Marketing Company for resale. For the two months ended December 31, 1994, net sales were RMB 126,438,179, consisting of 26,272 metric tons of beer.

Gross Profit:
------------

          For the year ended December 31, 1995, gross profit was RMB 155,864,163 or 22.9% of net sales. For the two months ended December 31, 1994, gross profit was RMB 36,414,406 or 28.8% of net sales. As a result of increased discounts offered to distributors, increased raw material costs, and, in particular, the establishment and operating structure of the Marketing Company, gross margins will not return to pre-1995 levels.

Selling, General and Administrative Expenses:
--------------------------------------------

          For the year ended December 31, 1995, selling, general and administrative expenses were RMB 60,819,562 (8.9% of net sales), consisting of selling expenses of RMB 31,794,779 and general and administrative expenses of RMB 29,024,783. Selling expenses consist of warehousing, storage and freight costs, and, in 1995, also included advertising, promotion, marketing and distribution costs prior to the Marketing Company commencing the distribution of Noble Brewery's production in July 1995. For the two months ended December 31, 1994, selling, general and administrative expenses were RMB 16,488,878 or 13.0% of net sales.

          During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company assumed the responsibility for marketing the Pabst Blue Ribbon beer produced by Noble Brewery during July 1995, and incurred most of the 1995 selling expenses.

          During the year ended December 31, 1995, Noble Brewery recorded an allowance for doubtful accounts of RMB 786,740.

Operating Income:
----------------

          For the year ended December 31, 1995, operating income was RMB 95,044,601 or 13.9% of net sales. For the two months ended December 31, 1994, operating income was RMB 19,925,528 or 15.8% of net sales.

Interest Income and Interest Expense:
------------------------------------

          For the year ended December 31, 1995, interest income was RMB 3,846,001. For the two months ended December 31, 1994, interest income was RMB 325,451.

          For the year ended December 31, 1995, interest expense was RMB 2,240,015. For the two months ended December 31, 1994, there was no interest expense.

Income Taxes:
------------

          For the year ended December 31, 1995, income tax expense was RMB 2,200,000. For the two months ended December 31, 1994, income tax expense was RMB 720,000. Although Noble Brewery's operations were subject to a 100% tax exemption during 1994 and 1995, deferred income taxes were recorded as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment.

Net Income:
----------

          For the year ended December 31, 1995, net income was RMB 94,450,587 or 13.9% of net sales. For the two months ended December 31, 1994, net income was RMB 19,530,979 or 15.4% of net sales.

Consolidated Financial Condition - December 31, 1996:
----------------------------------------------------

Liquidity and Capital Resources
-------------------------------

          For the year ended December 31, 1996, the Company's operations provided cash resources of RMB 19,407,707. The major components of the cash provided from operations in 1996 were the increase of RMB 47,928,065 in accounts payable and accrued liabilities, the dividends received from an associated company of RMB 39,797,878, and the increase of RMB 30,670,338 in sales taxes payable. The Company's cash balance decreased by RMB 17,738,711 to RMB 39,709,594 at December 31, 1996, as compared to RMB 57,448,305 at December 31, 1995. The Company's net working capital deficit decreased by RMB 14,001,144 to RMB 83,554,409 at December 31, 1996, as compared to RMB 97,555,553 at December 31, 1995. As a result, the Company's current ratio improved to 0.82:1 at December 31, 1996 as compared 0.77:1 at December 31, 1995.

          The Company's inventories increased by RMB 30,711,035 or 54.0% to RMB 87,549,836 at December 31, 1996, as compared to RMB 56,838,801 at December 31, 1995. Such increase resulted from the expansion of production to meet the growth in market demand for beer products, and consisted primarily of an increase in finished goods in order to satisfy expected market demand.

          The amounts due from related companies mainly represented receivable balances from Guangdong Blue Ribbon and its affiliated companies. The amounts due from related companies decreased by RMB 13,322,446 or 28.7% to RMB 33,089,333 at December 31, 1996, as compared to RMB 46,411,779 at December 31, 1995. The decrease was primarily due to the increase in payments by Guangdong Blue Ribbon and the increase in transaction volume with other related companies under normal operating levels during the year. The amounts due from Guangdong Blue Ribbon and its affiliates were short term in nature and should be wholly repayable in 1997.

          The Company's accounts payable increased by RMB 9,696,390 or 48.3% and accrued liabilities increased by RMB 38,231,675 or 105.7% to an aggregate of RMB 104,207,246 at December 31, 1996 as compared to RMB 56,279,181 at December 31, 1995. The increase in accounts payable was primarily due to the increase in purchases of raw materials and packing materials to support the expanded sales and production volume in 1996, and the increase in accrued expenses was a result of the expansion of production and operating activities.

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

          For the year ended December 31, 1996, additions to property, plant and equipment in connection with the planned expansion of Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer aggregated RMB 46,786,402, and were financed by advances under the line of credit from Guangdong Blue Ribbon, bank borrowings, and dividends from an associated company. The Company anticipates that additional capital expenditures in connection with the continuing expansion of Zhaoqing Brewery in 1997 will be approximately RMB 15,000,000.

          During the year ended December 31, 1996, the Company's secured and unsecured short-term bank loans increased by RMB 7,925,600. The bank loans bear interest at rates ranging from 10.8% to 12.1%, and are repayable in 1997. A substantial portion of the bank loans have been utilized to fund the expansion of Zhaoqing Brewery.

          During 1996, Noble Brewery declared and paid a dividend relating to earnings for the year ended December 31, 1995, resulting in a dividend to the Zhaoqing Brewery HC of RMB 39,797,878.

          In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholdings interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in Holdings. As of December 31, 1996, advances from such shareholders, West Coast Star Enterprises Ltd., Mapesbury Limited, Redcliffe Holdings Ltd. and Oriental Win, were approximately RMB 39,900,000, RMB 13,300,000, RMB 13,300,000 and RMB 7,300,000, respectively.

          During the year ended December 31, 1996, Guangdong Blue Ribbon and its affiliated companies provided the Company with raw materials financing aggregating RMB 21,357,655, which obligations are unsecured, interest free and repayable on demand. In addition, during the year ended December 31, 1996, companies beneficially owned by Guangdong Blue Ribbon and directors of the Company provided loans in the form of advances to the Company aggregating RMB 10,000,000, which obligations are unsecured, bear interest at 12% per annum and are repayable in 1997.

          The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 1997. In order to finance the continuing capital requirements of the Company subsequent to the completion of Zhaoqing Brewery expansion, the Company has begun negotiations to arrange additional long-term bank or lease financing. In addition, accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of long-term borrowing or equity financing by the Company.

Inflation and Currency Matters:
------------------------------

          In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital to Chinese business enterprises. The success of the Company depends on substantial part on the continued growth and development of the Chinese economy.

          Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative values of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations.

          Zhaoqing Brewery and Noble Brewery conduct virtually all of their business in China and, accordingly, the sale of their products are settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect their financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial condition. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable during 1994, 1995 and 1996. The swap center rate was US$1.00 to RMB 8.70 at December 31, 1993, RMB 8.45 at December 31, 1994, RMB 8.32 at December 31, 1995, and RMB 8.32 at December 31, 1996.

Environmental Matters:
---------------------

          Management believes that the Company complies with all national and local environmental protection laws and regulations of the PRC. In 1996, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or the competitive position of the Company.

          The Company also continues its commitment to programs directed toward efficient use of resources, waste reduction and pollution prevention. Programs currently underway include that all waste and emissions must pass through a comprehensive sewage treatment system to reduce organic matters and the use of heavy oil instead of coal for power in order to reduce carbon dioxide levels.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and exhibits are listed at ITEM 14 "EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K".

          Selected 1995 and 1996 Quarterly Financial Information, in RMB (unaudited):

          Selected quarterly financial information for 1995 and 1996 interim periods is presented below. High Worth JV acquired Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery, effective October 31, 1994. The consolidated results of operations includes the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting, commencing October 31, 1994, to reflect the post-acquisition consolidated results of operations of Zhaoqing Brewery and Noble Brewery attributable to the Company.

          On February 19, 1995, the Marketing Company was established and was registered as a limited company and owned 70% by Zhaoqing Brewery HC and 30% by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company. The Company has a controlling interest in the Marketing Company even though it has an effective interest of only 42% because of the Company's 60% interest in High Worth JV and 70% interest in the Marketing Company (through Zhaoqing Brewery
HC), and because the Company controls the majority of the votes on the board of directors of the Marketing Company and Zhaoqing Brewery HC. The Marketing Company was appointed as the sole distributor to conduct the distribution, marketing and promotion of all Pabst Blue Ribbon beer products produced by Zhaoqing Brewery and Noble Brewery. Zhaoqing Brewery and Noble Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1995 and July 1995, respectively. The commencement of the Marketing Company's operations, which are presented on a consolidated basis, resulting in a significant change in the Company's operating structure and income statement presentation during 1995.

                                                                 1995
                                                       ----------------------------------------
                                            1996       As Previously Reported   As Adjusted (1)
                                        ------------   ----------------------   ---------------
Three Months Ended March 31:
----------------------------

Sales, net of sales taxes                277,531,766               39,924,512       32,494,522
Gross profit                              43,507,222                7,401,635        7,220,540
Operating income (loss)                    6,953,738                1,048,920          (18,539)
Net income                                 3,671,837                8,670,737        6,327,097
Net income per common share                      .46                     1.08              .79

Three Months Ended June 30:
---------------------------

Sales, net of sales taxes                353,658,873               94,880,814       94,880,814
Gross profit                              55,699,266               13,716,288       13,716,288
Operating income                          10,476,677                2,944,896        1,473,384
Net income                                 5,000,557                6,371,369        3,882,265
Net income per common share                      .63                      .80              .48

Three Months Ended September 30:
--------------------------------

Sales, net of sales taxes                300,905,499              250,040,388      250,040,388
Gross profit                              44,986,152               30,752,081       30,752,081
Operating income                           7,666,083                6,709,893        4,453,277
Net income                                 3,989,207                6,811,619        4,843,457
Net income per common share                      .50                      .85              .61

Three Months Ended December 31:
-------------------------------

Sales, net of sales taxes                301,181,486                        -      189,371,215
Gross profit                              49,945,792                        -       19,444,624
Operating income                             228,985                        -          550,283
Net income                                 7,550,208                        -        4,573,149
Net income per common share                      .94                        -              .57

Year Ended December 31:
-----------------------

Sales, net of sales taxes              1,233,277,624                        -      566,786,939
Gross profit                             194,138,432                        -       71,133,533
Operating income                          25,325,483                        -        6,458,405
Net income                                20,211,809                        -       19,625,968
Net income per common share                     2.53                        -             2.45

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On December 16, 1994, the Company (which was then known as Natural Fuels, Inc.), acquired all of the outstanding shares of Holdings. The firm of Williams, Dickerson, Allen & Co., L.L.P. ("Williams") had audited the balance sheet of the Company as of December 31, 1993, 1992 and 1991 and the related statements of operations, stockholders' equity and cash flows for the years then ended.

          Effective January 30, 1995, the Company dismissed Williams as the Company's independent accountants, and engaged Ernst & Young as the Company's new independent accountants. Prior to the engagement of Ernst & Young, the Company did not consult with that firm regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements. Ernst & Young were the independent accountants for Zhaoqing Brewery.

          The decision to change accountants was approved by the Company's Board of Directors.

          None of the reports by Williams on such financial statements contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles, except that (a) the report of Williams dated February 26, 1994, was qualified with respect to the uncertainty of the Company's ability to continue as a going concern in view of the Company's limited cash flow.

          During the years ended December 31, 1993 and 1994 and the period from January 1, 1995 through January 30, 1995, there were no disagreements with Williams on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Williams would have caused Williams to make reference to the subject matter of the disagreements in connection with the firm's reports on the Company's financial statements.

          Effective November 22, 1996, the Company dismissed Ernst & Young as the Company's independent accountants, and engaged Deloitte Touche Tohmatsu as the Company's new independent accountants. Prior to the engagement of Deloitte Touche Tohmatsu, the Company did not consult with that firm regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements. Deloitte Touche Tohmatsu were the independent accountants for Noble Brewery.

          The decision to change accountants was approved by the Company's Board of Directors.

          None of the reports by Ernst & Young on such financial statements contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles.

          During the ten months ended October 31, 1994, the two months ended December 31, 1994, the year ended December 31, 1995 and the period from January 1, 1996 through November 22, 1996, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the subject matter of the disagreements in connection with the firm's reports on the Company's financial statements.

                                   PART  III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following tables and text sets forth the names and ages of all directors and executive officers of the Company as of July 31, 1997, and their positions and offices with the Company. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors' meeting following the annual meeting of shareholders. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

          In conjunction with the formation of the Company in 1994, Oriental Win acquired a controlling interest in the Company, and received the right to appoint a majority of the members of the Board of Directors for so long as it held its shares. As a result of the distribution by Oriental Win to its shareholders during October 1996 of all of the shares of Common Stock of the Company that it owned, West Coast Star Enterprises Ltd. became the controlling shareholder of the Company and acquired the right to appoint a majority of the members of the Board of Directors for so long as it holds its shares.

                 DIRECTORS
                 ---------

                            Date Elected
Name                 Age    as Director
----                 ---   --------------

John Zhao Li          42   November 1994

Lee Tak Wong          40   September 1995

Jin-qiang Zhang       55   July 1997

Zi-shou Chan          56   July 1997

Deng-chen Yin         56   July 1997

Long-sheng Zhu        31   July 1997

                      EXECUTIVE OFFICERS
                      ------------------

                                                Date Elected
Name                   Age     Position(s)       as Officer
----                   ---   ----------------   -------------

Jin-qiang Zhang         55   Chairman           August 1997

Zi-shou Chan            56   President          August 1997

John Zhao Li            42   Vice President     November 1994

Kai Cheng Chen          46   Vice President     December 1996

Long-sheng Zhu          31   Vice President     August 1997

Gary Chun Kin Lui       36   Chief Financial    April 1996
                             Officer


Biographies of Directors and Executive Officers
-----------------------------------------------

JIN-QIANG ZHANG

          Mr. Zhang, Chairman and a director of the Company, has over 30 years experience in manufacturing. Since the early 1980's, Mr. Zhang has held senior management positions in several manufacturing enterprises in China which were engaged principally in the electronics industry. During the last past five years, he has participated extensively in syndication financing, property development and project investment in China.

ZI-SHOU CHAN

          Mr. Chan, President and a director of the Company, has over 30 years experience in the Chinese manufacturing sector. Since the early 1980's, Mr. Chan has held senior management positions in several manufacturing enterprises in China which were mainly engaged in the electronics industry. During the past five years, he has participated extensively in syndication financing, property development and project investment in China.

JOHN ZHAO LI

          Mr. Li, Vice President and a director of the Company, held a senior management position with an international investment company in the United States from 1992 to 1994. During this period, he was actively involved in consulting for Pabst Zhaoqing with respect to the project management for the development of the first and second phases of Noble Brewery. Mr. Li was President of the Company from 1994 until July 31, 1997.

LEE TAK WONG

          Mr. Wong, a Director of the Company, is a member of senior management engaged in the investment planning and syndication business. During the last five years, he has participated in brewery and soft drink investment projects in China. He is currently a Director of Guang Yin International (Holdings) Limited.

DENG-CHEN YIN

          Mr. Yin, a director of the Company, has over 30 years experience in manufacturing. Since 1970's, Mr. Yin has held senior management positions in several manufacturing enterprises in China which were engaged in the plastics and electronics industry. During the past five years, he has participated in many project investments in China.

LONG-SHENG ZHU

          Mr. Zhu, Vice President and a director of the Company, received his Master's Degree majoring in Mechanical Engineering. He has been engaged in project management and investment in China for 9 years.

KAI CHENG CHEN

          Mr. Chen, Vice President of the Company, received his Master's Degree majoring in Corporate Accounting from the Research Institute of Fiscal Science in Beijing, China, and a Master's in Business Administration Degree majoring in Finance from the University of Rochester, New York, USA. Mr. Chen has been an auditor and financial consultant in both the United States and China. He practiced as a CPA in China and was Vice President of China Consultants of Accounting and Financial Management, Inc., a leading accounting firm in China.

GARY CHUN KIN LUI

          Mr. Lui, Chief Financial Officer of the Company, graduated from the University of Hong Kong with a degree of Bachelor of Social Sciences in 1987. After graduation, he worked in the Hong Kong office of the Corporate Recovery Division of Arthur Andersen & Co. for three years. In 1990, he joined a ship building company listed in Hong Kong as the Group Assistant Financial Controller and was the Financial Controller of the Group's major ship yard in Singapore. From 1992 to 1994, Mr. Lui was the General Manager of a private investment company with extensive joint venture projects in Northeastern China. Prior to joining the Company in 1995, Mr. Lui was the Project Controller of a Hong Kong listed investment company with major investments in Eastern China.

Section 16(a) Beneficial Ownership Reporting Compliance:

          During the year ended December 31, 1996, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid by the Company during the last three fiscal years.


                      Summary Compensation Table (US$)
                      --------------------------------

Name and                                           Other
Principal                                          Annual
Position             Year    Salary      Bonus     Compensation
----------           ----   ---------   --------   -------------

John Zhao Li(1)      1996   $140,000    $27,644       $6,000
President            1995   $101,266    $ 6,010       $6,000
                     1994       (2)        (2)          (2)

Lee Tak Wong(3)      1996   $135,951    $27,644       $6,000
Vice President       1995          -    $ 6,010       $2,000
                     1994       (2)        (2)          (2)

--------------------


(1) Mr. Li was President of the Company until July 31, 1997. Mr Li continues as an officer and director of the Company.

(2) There was no compensation paid or accrued during the two months ended December 31, 1994.

(3) Mr. Wong was a Vice President of the Company until July 31, 1997. Mr. Wong continues as a director of the Company.


Compensation Agreements:

          The Company has not entered into any long-term employment or consulting agreements with its officers or directors.

Board of Directors:

          During the year ended December 31, 1996, 10 meetings of the Board of Directors were held. All directors receive compensation of US$500 per month for serving on the Board of Directors, which aggregated $40,000 during the year ended December 31, 1996. All directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating, or compensation committees, or committees performing similar functions, during the year ended December 31, 1996.

Stock Option Plan:

          The Company has not adopted a stock option plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

          As of July 31, 1997, the Company had a total of 8,000,013 shares of Common Stock issued and outstanding, consisting of 5,000,013 shares of Class A Common Stock ($.0001 par value) and 3,000,000 shares of Class B Common Stock ($.0001 par value). The Class A Common Stock and Class B Common Stock are identical, except that the Class A Common Stock has one vote per share and the Class B Common Stock has two votes per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder. All common share amounts reflect the 1-for-22 reverse stock split effective November 22, 1994. There are no other classes of equity securities outstanding.

          The following table sets forth, as of July 31, 1997: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company's Common Stock so owned; and (b) the number of shares of Common Stock of the Company beneficially owned, and the percentage of the Company's Common Stock so owned, by each director, and by all directors and officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

                                    Amount and Nature of     Percent of Shares
Name of Beneficial Owner            Beneficial Ownership      of Common Stock
------------------------            --------------------     -----------------

West Coast Star                            4,176,000(1)(2)                52.2%
Enterprises Ltd.
21/F., Pearl Oriental Centre
189 Gloucester Road
Wanchai, Hong Kong

Mapesbury Limited                          1,392,000(1)(3)                17.4%
Unit 2202M, 22/F.,
Nan Fung Centre
264-298 Castle Peak Road
Tsuen Wan, Hong Kong

Redcliffe Holdings Ltd.                    1,392,000(1)(4)                17.4%
25/F., Wyndham Place
40-44 Wyndham Street
Central, Hong Kong

Jin-qiang Zhang                                       0(5)                   -

Zi-shou Chan                                          0(6)                   -

John Zhao Li                                          0(7)                   -

Lee Tak Wong                                          0(8)                   -

Deng-chen Yin                                         0(9)                   -

Long-sheng Zhu                                        0(10)                  -

All Directors and                               240,000(11)                3.0%
Executive Officers
as a Group
(10 persons)

___________________

(1) On October 14, 1996, Oriental Win distributed to its shareholders a total of 6,960,000 shares of the Company's Common Stock, consisting of 3,960,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock, which represented Oriental Win's entire 87% interest in the Company. The shareholders of Oriental Win received such shares in proportion to their respective shareholder interests in Oriental Win (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). In conjunction with the distribution of such shares by Oriental Win, the shareholders' agreement among Oriental Win, West Coast Star Enterprises

     Ltd., ("West Coast") Mapesbury Limited and Redcliffe Holdings Ltd. was terminated.

(2) Consists of 2,376,000 shares of Class A Common Stock and 1,800,000 shares of Class B Common Stock.

(3) Consists of 792,000 shares of Class A Common Stock and 600,000 shares of Class B Common Stock.

(4) Consists of 792,000 shares of Class A Common Stock and 600,000 shares of Class B Common Stock. Victor Choi, a former Director, is the beneficial owner of Silvercliff Venture Inc., which owns 50% of the capital stock of Redcliffe Holdings Ltd.

(5) Mr. Zhang is a minority shareholder of West Coast, but disclaims any beneficial ownership of such shares. Mr. Zhang owns 35% of the capital stock of West Coast.

(6) Mr. Chan is a minority shareholder of West Coast, but disclaims any beneficial ownership of such shares. Mr. Chan owns 15% of the capital stock of West Coast.

(7) Mr. Li is a minority shareholder of West Coast, but disclaims any beneficial ownership of such shares. Mr. Li owns 5% of the capital stock of West Coast.

(8) Mr. Wong is a minority shareholder of West Coast, but disclaims any beneficial ownership of such shares. Mr. Wong owns 5% of the capital stock of West Coast.

(9) Mr. Yin is a minority shareholder of West Coast, but disclaims any beneficial ownership of such shares. Mr. Yin owns 20% of the capital stock of West Coast.

(10) Mr. Zhu is a minority shareholder of West Cost, but disclaims any beneficial ownership of such shares. Mr. Zhu owns 10% of the capital stock of West Coast.

(11) See footnotes (5) through (10)

Changes in Control:

          The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shareholder Loans
-----------------

          In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The right to collect US$8,000,000 of the advance was transferred from Oriental Win to its shareholders in proportion to their respective shareholdings interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by the issuance of shares at par value in Holdings. As of December 31, 1996, advances from such shareholders, West Coast Star Enterprises Ltd., Mapesbury Limited, Redcliffe Holdings Ltd. and Oriental Win, were approximately RMB 39,900,000, RMB 13,300,000, RMB 13,300,000 and RMB 7,300,000, respectively.

Noble Brewery
-------------

          During the years ended December 31, 1995 and 1996, the Company purchased for resale beer products from Noble Brewery aggregating RMB 327,805,406 and RMB 695,150,225, respectively. As of December 31, 1995 and 1996, RMB 154,185,606 and RMB 166,501,751, respectively, was due to Noble Brewery for the purchase of beer products, and was unsecured, interest free and repayable on demand.

Guangdong Blue Ribbon
---------------------

          Until July 31, 1997, Liu Yun Zhong and Niu Zi Hang were directors and executive officers of the Company. Messrs. Liu and Niu are the General Manager and Deputy General Manager, respectively, of Guangdong Blue Ribbon. Guangdong Blue Ribbon owns 40% of High Worth JV.

          During the years ended December 31, 1995 and 1996, the Company purchased packaging materials from Guangdong Blue Ribbon and its affiliated companies aggregating RMB 27,657,968 and RMB 44,778,187, respectively.

          During the year ended December 31, 1996, the Company sold beer products to Guangdong Blue Ribbon aggregating RMB 6,169,170.

          During the years ended December 31, 1995 and 1996, the Company purchased for resale mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon and its affiliated companies aggregating RMB 61,708,086 and RMB 69,166,604, respectively.

          During the years ended December 31, 1995 and 1996, the Company paid RMB 3,454,067 and RMB 7,945,874, respectively, equivalent to US$11.70 per ton of beer production, to Guangdong Blue Ribbon as a royalty fee for the right to use the Pabst Blue Ribbon trademarks in the Guangdong Province of China.

          During the year ended December 31, 1996, the Company paid Guangdong Blue Ribbon a management fee of RMB 3,780,000 pursuant to a three year agreement commencing January 1, 1996.

          As of December 31, 1995 and 1996, amount due from related companies aggregated RMB 46,411,779 and RMB 33,089,333, respectively, and consisted of amounts due from Guangdong Blue Ribbon and its affiliated companies for trade deposits received on behalf of the Company and expenses paid on behalf of Guangdong Blue Ribbon and its affiliated companies. Included in the net amounts due from related companies at December 31, 1996 is RMB 27,500,000 (RMB 16,000,000 in 1995), which bears interest at 15% per annum, and RMB 38,200,000 (nil in 1995), which bears interest at 10% per annum, due from Guangdong Blue Ribbon and its affiliated companies. The remaining amounts due from Guangdong Blue Ribbon and its affiliated companies are unsecured, interest-free and repayable on demand.

          As of December 31, 1995 and 1996, the Company owed an aggregate of approximately RMB 18,600,000 and RMB 21,400,000, respectively, to related parties as follows:

          (a) approximately RMB 11,400,000 (RMB 10,500,000 in 1995) was due to companies affiliated with Guangdong Blue Ribbon for the purchases of raw materials, and was unsecured, interest free and repayable on demand;

          (b) approximately RMB 3,100,000 (RMB 3,300,000 in 1995) was due to Wealth Guide Development Limited, a company affiliated with Guangdong Blue Ribbon, as an advance, and was unsecured, bears interest at 12% per annum, and is repayable in 1997;

          For the year ended December 31, 1996, interest expense with respect to the above obligations relating to Guangdong Blue Ribbon and its affiliated companies was RMB 9,282,985 and to the other related parties was RMB 948,513.

For the year ended December 31, 1996, interest income from Guangdong Blue Ribbon was RMB 3,981,278.

          For the year ended December 31, 1995, interest expense with respect to the above obligations relating to Guangdong Blue Ribbon and its affiliated companies was RMB 3,091,364 and to the other related parties was RMB 328,207.

Other Transactions
------------------

          Approximately RMB 5,700,000 and RMB nil (RMB 2,200,000 and RMB 1,400,000 in 1995) were due to Evermoni Trading Limited and Very Temper Limited, respectively, companies beneficially owned by Wong Lee Tak, a director of the Company, as advances, and were unsecured, bear interest at 12% per annum, and are repayable in 1997; and

          Approximately RMB 1,200,000 (RMB 1,200,000 in 1995) was due to Trade Link Investment Limited, a company beneficially owned by Victor Choi, a former director of the Company, as an advance, and was unsecured, bears interest at 12% per annum, and is repayable in 1997.

                                   PART  IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements and exhibits are filed with and as a part of this document.

          (1)  Financial Statements

               CBR Brewing Company, Inc.
               -------------------------

               Report of Independent Auditors
                 Deloitte Touche Tohmatsu
                 Ernst & Young

               Consolidated Balance Sheets
               - As of December 31, 1995 and 1996

               Consolidated Statements of Income
               - Period from October 31, 1994 to December 31, 1994,
                 and years ended December 31, 1995 and 1996

               Consolidated Statements of Shareholders' Equity
               - Period from November 1, 1994 through
                 December 31, 1996

               Consolidated Statements of Cash Flows
               - Period from October 31, 1994 to December 31, 1994,
                 and years ended December 31, 1995 and 1996

               Notes to Consolidated Financial Statements

               Zhaoqing Blue Ribbon Brewery Noble Ltd.
               ---------------------------------------

               Report of Independent Auditors
                 Deloitte Touche Tohmatsu
                 Ernst & Young

               Balance Sheets
               - As of December 31, 1995 and 1996

               Statements of Income
               - Ten months ended October 31, 1994, two months
                 ended December 31, 1994, and years ended
                 December 31, 1995 and 1996

               Statements of Equity
               - Period from January 1, 1994 through
                 December 31, 1996

               Statements of Cash Flows
               - Ten months ended October 31, 1994, two months
                 ended December 31, 1994, and years ended
                 December 31, 1995 and 1996

               Notes to Financial Statements

               Zhaoqing Brewery
               ----------------

               Report of Independent Auditors
                 Ernst & Young

               Consolidated Statement of Income
               - For the ten months ended October 31, 1994

               Consolidated Statement of Equity
               - For the ten months ended October 31, 1994

               Consolidated Statement of Cash Flows
               - For the ten months ended October 31, 1994

               Notes to Consolidated Financial Statements

          (2)  Exhibits


Exhibit No.    Description of Document
-----------    -----------------------

2.1    (P)     Share Exchange Agreement, dated November
               1994, with Amendment among the Company,
               Oriental Win and Holdings(1).

3(I).1 (P)     Articles of Incorporation and Amendments(2).

3(I).2 (P)     Certificate of Amendment of Articles of
               Incorporation(3).

3(ii)  (P)     Bylaws(2).

10.1  (P)      Joint Venture Agreement dated June 10,
               1993 between Zhaoqing Brewery and
               Goldjinsheng regarding Noble Brewery with amendments, with English translation(3).

10.2  (P)      Joint Venture Agreement dated May 6, 1994
               between Guangdong Blue Ribbon and
               Holdings, as supplemented by Supplementary
               Joint Venture Agreement dated September 5,
               1994 among Holdings, Guangdong Blue
               Ribbon and Star Quality Ltd. regarding

Exhibit No.    Description of Document
-----------    -----------------------


               Zhaoqing High Worth, with English
               translation(3).

10.3  (P)      Assets Transferring Agreement dated
               September 6, 1994 among Guangdong Blue
               Ribbon, Zhaoqing Brewery and High Worth
               JV regarding High Worth JV, with English translation(3).

10.4  (P)      Agreement on License of Transferring and
               Using the registered trademarks of Pabst
               Blue Ribbon dated August 30, 1993,
               between Pabst Zhaoqing and Pabst US, with
               English translation(3).

10.5  (P)      Agreement on  Quality of Pabst Beer dated
               August 30, 1993 between Pabst Zhaoqing
               and Pabst US, with English translation(3).

10.6  (P)      Power of Attorney between Pabst US and
               Pabst Zhaoqing, dated August 30, 1993(3).

10.7  (P)      Sublicense Agreement on Using the
               Registered Trademarks of Pabst Blue Ribbon dated October 12, 1993 between Pabst
               Zhaoqing and Noble Brewery, with English translation(3).

10.8  (P)      Sublicense on Using the Registered Trademarks
               of Pabst Blue Ribbon dated May 6, 1994 between
               Pabst Zhaoqing and High Worth JV, with
               English translation(3).

10.9  (P)      Transferring Agreement dated May 20, 1994
               among Pabst Zhaoqing, Pabst US and
               Guangdong Blue Ribbon, with English
               translation(3).

10.10 (P)      Deed dated December 5, 1994 between
               Oriental Win and Holdings regarding the
               Shareholder Loan, with supplementary
               documentation(3).

Exhibit No.    Description of Document                               Page No.(s)
-----------    -----------------------                               -----------

10.11          Long Term Purchase Agreement dated
               April 1, 1995 between the Marketing
               Company and Zhaoqing Brewery (English
               Translation).                                             167

10.12          Long Term Purchase Agreement dated
               July 11, 1995 between the Marketing
               Company and Noble Brewery (English
               Translation).                                             168

     22             The Company's subsidiaries are:


                                     Percentage
Name of Subsidiary                   Ownership                             Place of Incorporation
------------------                   ----------                            ----------------------

High Worth Holdings Ltd.             100%                                  British Virgin Islands

CBR Finance (B.V.I.) Ltd.            100%                                  British Virgin Islands

Zhaoqing Blue Ribbon
  High Worth Brewery, Ltd.           60% (effective interest)              People's Republic of
  (Sino-foreign joint venture)                                             China

Zhaoqing Brewery                     60% (effective interest)              People's Republic of
                                                                           China

Zhaoqing Blue Ribbon
  Brewery Noble, Ltd.                24% (effective interest)              People's Republic of
  (Sino-foreign joint venture)                                             China

Zhaoqing Blue Ribbon
  Beer Marketing Company
  Limited                            42% (effective interest)              People's Republic of
                                                                           China

     Exhibit No.    Description of Document
     -----------    -----------------------

     27             Financial Data Schedule (Electronic filing only).


     (1) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 30, 1994 and incorporated herein by reference.

     (2) Filed as Exhibits to the Company's Registration Statement No. 33-26617A on Form S-18 filed January 19, 1989 and incorporated herein by reference.

     (3) Filed as Exhibits to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

     (P) Indicates that document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Form 10-K.

(b)  Reports on Form 8-K - Three Months Ended December 31, 1996 -

     (1) A Current Report on Form 8-K dated October 23, 1996, was filed to report a change in control of the Company (Item 1) as a result of the distribution of the Company's shares of Common Stock by Oriental Win.

     (2) A Current Report on Form 8-K dated November 11, 1996, and subsequently amended on November 22, 1996, was filed to report the termination of Ernst & Young and the retention of Deloitte Touche Tohmatsu as the Company's independent accountants (Item 4).

                                   SIGNATURES
                                   ----------


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CBR Brewing Company, Inc.
                              -------------------------
                                    (Registrant)


Date:  August 12, 1997        By: /s/ Zi-shou Chan
                                 ----------------------
                                      Zi-shou Chan
                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 12, 1997            By: /s/ Zi-shou Chan
                                  ----------------------
                                      Zi-shou Chan
                                      President and Director

Date:  August 12, 1997            By: /s/ John Zhao Li
                                  ----------------------
                                      John Zhao Li
                                      Vice President and Director

Date:  August 12, 1997            By: /s/ Gary Chun Kin Lui
                                  ----------------------
                                      Gary Chun Kin Lui
                                      Chief Financial Officer

Date:  August 12, 1997            By: /s/ Lee Tak Wong
                                  ---------------------------
                                      Lee Tak Wong
                                      Director

Date:  August 12, 1997            By: /s/ Jin-qiang Zhang
                                  ---------------------------
                                      Jin-qiang Zhang
                                      Director

Date:  August 12, 1997            By: /s/ Long-sheng Zhu
                                  ---------------------------
                                      Long-sheng Zhu
                                      Director

Date:  August 12, 1997            By: /s/ Deng-chen Yin
                                  ---------------------------
                                      Deng-chen Yin
                                      Director

CBR BREWING COMPANY, INC.
-------------------------

REPORTS AND FINANCIAL STATEMENTS FOR THE PERIOD
FROM OCTOBER 31, 1994 TO DECEMBER 31, 1994,
AND THE YEARS ENDED DECEMBER 31, 1995 AND 1996
-----------------------------------------------


CONTENTS                                                           PAGE(S)
--------                                                           -------
REPORT OF INDEPENDENT AUDITORS...................................    F - 1


REPORT OF PREDECESSOR AUDITORS...................................    F - 2


CONSOLIDATED BALANCE SHEETS......................................    F - 3  -  F - 4


CONSOLIDATED STATEMENTS OF INCOME................................    F - 5  -  F - 6


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY..................    F - 7


CONSOLIDATED STATEMENTS OF CASH FLOWS............................    F - 8  -  F - 9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................    F - 10 -  F - 42

                        REPORT OF INDEPENDENT AUDITORS

     To The Board of Directors and Shareholders of
     CBR Brewing Company, Inc.

     We have audited the accompanying consolidated balance sheet of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     We draw your attention to notes 14, 21 and 24 to the consolidated financial statements which state that the Company is exposed to foreign currency exchange risk and other risks through its operation in the People's Republic of China, and the risk of its business which could be adversely affected as a result of new competition.



                                                 /s/ Deloitte Touche Tohmatsu

     Hong Kong
     June 27, 1997

                        REPORT OF INDEPENDENT AUDITORS



To the shareholders of
CBR Brewing Company, Inc.



     We have audited the accompanying consolidated balance sheets of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1995 and 1994, and related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1995 and the period from October 31, 1994 to December 31, 1994. These financial statements are the responsibility of CBR Brewing Company, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We have conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



                                                            /s/ Ernst & Young



Hong Kong
March 28, 1996

CBR BREWING COMPANY, INC.
-------------------------

                          CONSOLIDATED BALANCE SHEETS

                                                                                 As of December 31,
                                                                  ------------------------------------------------
                                                                  1995                   1996                 1996
                                                                  ----                   ----                 ----
                                                                   RMB                    RMB                  US$
                                                                                                             (Note 3)
                                     ASSETS
Current assets:
  Cash and cash equivalents............................           57,448,305           39,709,594          4,772,788
  Accounts receivable, net of allowance for doubtful
    accounts of RMB5,600,000 and RMB14,921,542
    for 1995 and 1996, respectively (note 4)...........          158,677,644          168,845,494         20,293,930
  Bills receivable (note 5)............................                    -           38,653,659          4,645,872
  Inventories (note 6).................................           56,838,801           87,549,836         10,522,817
  Amounts due from related companies (note 18).........           46,411,779           33,089,333          3,977,083
  Prepayments, deposits and other receivables..........            7,423,161           17,779,904          2,137,008
                                                                 -----------          -----------         ----------
  Total current assets.................................          326,799,690          385,627,820         46,349,498
Interest in an associated company (note 7).............          222,742,476          216,984,220         26,079,834
Deferred tax assets (note 11)..........................               48,444                    -                  -
Property, plant and equipment, net of accumulated
  depreciation and amortization of RMB8,227,160
  and RMB26,410,498 for 1995 and 1996,
  respectively (note 8)................................          197,308,264          223,890,108         26,909,869
                                                                 -----------          -----------         ----------
  Total assets.........................................          746,898,874          826,502,148         99,339,201
                                                                 ===========          ===========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings (note 9)................................        32,574,400           40,500,000          4,867,789
  Capital lease obligations (note 10).....................         5,634,848            9,034,742          1,085,907
  Accounts payable........................................        20,095,488           29,791,878          3,580,755
  Accrued liabilities.....................................        36,183,693           74,415,368          8,944,154
  Customer deposits.......................................       123,817,626           59,003,600          7,091,779
  Amounts due to related companies (note 18)..............        18,629,685           21,357,655          2,567,026
  Amount due to an associated company (note 7)............       154,185,606          166,501,751         20,012,230
  Income taxes payable (note 11)..........................                 -              260,000             31,250
  Sales taxes payable (note 12)...........................        33,233,897           63,904,235          7,680,798
  Deferred tax liabilities (note 11)......................                 -            4,413,000            530,409
                                                                 -----------          -----------         ----------
  Total current liabilities...............................       424,355,243          469,182,229         56,392,097
                                                                 -----------          -----------         ----------
Long term liabilities:
  Capital lease obligations (note 10).....................        24,897,291           15,862,549          1,906,556
                                                                 -----------          -----------         ----------
Minority interests........................................        96,474,719          120,073,940         14,431,964
                                                                 -----------          -----------         ----------
Commitments and contingencies (notes 14, 21, 23 and 24)...
Shareholders' advances and shareholders' equity:
  Advances from shareholders (note 13)....................        73,794,948           73,794,948          8,869,585
                                                                 -----------          -----------         ----------
  Common stock
  - Class A, US$0.0001 par value, 90,000,000 shares
      authorized, 5,000,013 shares outstanding............             4,265                4,265                513
  - Class B, US$0.0001 par value, 10,000,000 shares
      authorized, 3,000,000 shares outstanding............             2,559                2,559                307
  Additional paid-in capital..............................       104,030,194          104,030,194         12,503,629
  General reserve and enterprise development funds........         2,159,613            4,823,561            579,754
  Retained earnings.......................................        21,180,042           38,727,903          4,654,796
                                                                 -----------          -----------         ----------

CBR BREWING COMPANY, INC.
-------------------------


  Total shareholders' equity..............................        127,376,673          147,588,482         17,738,999
                                                                  -----------          -----------         ----------
Total shareholders' advances and shareholders'
  equity..................................................        201,171,621          221,383,430         26,608,584
                                                                  -----------          -----------         ----------
  Total liabilities and shareholders' equity..............        746,898,874          826,502,148         99,339,201
                                                                  ===========          ===========         ==========

        See accompanying notes to the consolidated financial statements

CBR BREWING COMPANY, INC.
-------------------------


                       CONSOLIDATED STATEMENTS OF INCOME

                                                              Period from
                                                            October 31, 1994                  Year ended December 31,
                                                                   to           ----------------------------------------------------
                                                           December 31, 1994       1995                1996                1996
                                                           ------------------   -----------      -------------        --------------
                                                                  RMB               RMB                 RMB                 US$
                                                                                                                          (Note 3)
Sales, including sales to related companies of
  RMB6,169,170 in 1996 (note 18a).......................          12,562,589    580,260,386      1,255,940,985        150,954,445
Sales taxes (note 12)...................................           1,161,783     13,473,447         22,663,361          2,723,962
                                                                  ----------    -----------      -------------        -----------
Net sales...............................................          11,400,806    566,786,939      1,233,277,624        148,230,483
Cost of sales, including inventory purchased
  from related companies of RMB450,961,
  RMB417,171,460 and RMB809,095,016 in 1994, 1995
  and 1996, respectively; and royalty fee paid to a
   related
  company of RMB3,454,067 and RMB7,945,874 in 1995
  and 1996, respectively (note 18b to e)................           7,174,417    495,653,406      1,039,139,192        124,896,538
                                                                  ----------    -----------      -------------        -----------
Gross profit............................................           4,226,389     71,133,533        194,138,432         23,333,945
Selling, general and administrative expenses,
  including management fee paid to a related
   company of RMB3,780,000 in 1996 (note 18f)...........           1,248,302     64,675,128        168,812,949         20,290,018
                                                                  ----------    -----------      -------------        -----------
Operating income........................................           2,978,087      6,458,405         25,325,483          3,043,927
                                                                  ----------    -----------      -------------        -----------
Other income:
  Interest income, including interest income from
    a related company of RMB3,981,278 in 1996
    (note 18g)..........................................                   -              -          6,119,470            735,513
  Foreign exchange gains................................           1,217,119      1,614,652            119,907             14,412
  Others................................................                   -              -            695,244             83,563
                                                                  ----------    -----------      -------------        -----------
  Total other income....................................           1,217,119      1,614,652          6,934,621            833,488
                                                                  ----------    -----------      -------------        -----------
Other expenses:
  Corporate reorganization expenses.....................           2,551,921              -                  -                  -
  Interest expense, including interest paid to related
    companies of RMB328,207 and RMB10,231,528
    for 1995 and 1996, respectively (note 18h)..........           1,317,178      3,236,058         20,767,252          2,496,064
  Loss on disposal of property, plant and
    equipment...........................................             394,988      1,001,788                  -                  -
                                                                  ----------    -----------      -------------        -----------
  Total other expenses..................................           4,264,087      4,237,846         20,767,252          2,496,064
                                                                  ----------    -----------      -------------        -----------
(Loss) income before income taxes.......................             (68,881)     3,835,211         11,492,852          1,381,351
Income taxes (note 11)..................................                   -      1,000,000          4,721,444            567,481
                                                                  ----------    -----------      -------------        -----------
(Loss) income before equity in earnings of an
  associated company....................................             (68,881)     2,835,211          6,771,408            813,870
Equity in earnings of an associated company.............           7,812,392     34,213,058         34,039,622          4,091,301
                                                                  ----------    -----------      -------------        -----------
Income before minority interests........................           7,743,511     37,048,269         40,811,030          4,905,171
Minority interests......................................           4,029,824     17,422,301         20,599,221          2,475,868
                                                                  ----------    -----------      -------------        -----------
Net income for the period/year..........................           3,713,687     19,625,968         20,211,809          2,429,303
                                                                  ==========    ===========      =============        ===========
Net income per share....................................                0.46           2.45               2.53               0.30
                                                                  ==========    ===========      =============        ===========

CBR BREWING COMPANY, INC.
-------------------------


Average number of shares outstanding....................           8,000,013      8,000,013          8,000,013         8,000,013
                                                                   =========      =========          =========         =========

        See accompanying notes to the consolidated financial statements

CBR BREWING COMPANY, INC.
-------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

                                                            Common stock
                                ----------------------------------------------------------------------
                                             Shares                     Amount
                                          outstanding         par value of US$0.0001 each  Additional
                                          -----------         ---------------------------    paid-in        Reserves      Retained
                                  Class A           Class B         Class A   Class B        capital         funds        earnings
                                  -------           -------         -------   -------      -----------     --------      ---------
                                                                      RMB       RMB           RMB            RMB            RMB
                                                                                                          (Note 15)      (Note 15)
Balance at November 1, 1994..             -                  -            -          -               -            -               -
Issue of common stock to the
  Company's existing
  stockholders...............        55,013                  -          132          -       1,077,785            -               -
Issue of common stock to
  merchant bankers,
  consultants and several
  executives of the
  Company....................       645,000                  -          550          -       2,756,710            -               -
Issue of common stock in
  consideration for the
  entire issued share
  capital of High Worth
  Holdings Limited...........     4,200,000          3,000,000        3,583      2,559     104,030,194            -               -
Net income...................                                -            -          -               -            -       3,713,687
Appropriation................             -                  -            -          -               -      219,062        (219,062)
Advances from shareholders...             -                  -            -          -               -            -               -
                                 ----------         ----------       ------     ------   -------------   ----------    ------------
Balance at December 31, 1994.     5,000,013          3,000,000        4,265      2,559     104,030,194      219,062       3,494,625
Net income...................             -                  -            -          -               -            -      19,625,968
Appropriation................             -                  -            -          -               -    1,940,551      (1,940,551)
                                 ----------         ----------       ------     ------   -------------   ----------    ------------
Balance at December 31, 1995.     5,000,013          3,000,000        4,265      2,559     104,030,194    2,159,613      21,180,042
Net income...................             -                  -            -          -               -            -      20,211,809
Appropriation................             -                  -            -          -               -    2,663,948      (2,663,948)
                                 ----------         ----------       ------     ------   -------------   ----------    ------------
Balance at December 31, 1996.     5,000,013          3,000,000        4,265      2,559     104,030,194    4,823,561      38,727,903
                                 ==========         ==========       ======     ======   =============   ==========    ============
Converted to US$
Balance at December 31, 1996
 (note 3)....................     5,000,013          3,000,000       US$513     US$307   US$12,503,629   US$579,754    US$4,654,796
                                 ==========         ==========       ======     ======   =============   ==========    ============

Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to two votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holders.

On March 31, 1995, the Company changed the authorized share capital of Class A common stock from 95,000,000 shares to 90,000,000 shares and Class B common stock from 5,000,000 shares to 10,000,000 shares.

        See accompanying notes to the consolidated financial statements

CBR BREWING COMPANY, INC.
-------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Period from
                                                          October 31, 1994                    Year ended December 31,
                                                                 to           ------------------------------------------------------
                                                         December 31, 1994        1995                  1996                1996
                                                         ------------------   -------------   ------------------------   -----------
                                                                RMB                RMB                  RMB                  US$
Cash flows from operating activities:
  Net income..........................................           3,713,687      19,625,968             20,211,809         2,429,303
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Allowance for doubtful accounts...................                   -       5,600,000              9,914,114         1,191,600
    Corporate reorganization expenses.................           2,551,921               -                      -                 -
    Depreciation and amortization.....................             606,130       9,459,519             18,703,203         2,247,981
    Foreign exchange gains............................          (1,141,284)     (1,737,759)              (119,907)          (14,412)
    Loss on disposal of property, plant and equipment.             394,988       1,001,788                      -                 -
    Minority interests................................           4,029,824      17,422,301             20,599,221         2,475,868
    Equity in earnings of an associated company.......          (7,812,392)    (34,213,058)           (34,039,622)       (4,091,301)
    Dividend received from an associated company......                   -      28,644,569             39,797,878         4,783,400
    Deferred income taxes.............................                   -       1,000,000              4,461,444           536,231
    Income taxes payable..............................                   -               -                260,000            31,250

Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable..........             108,264    (163,350,396)           (20,081,964)       (2,413,698)
  Increase in inventories.............................          (4,076,782)    (40,728,195)           (30,711,035)       (3,691,231)
  (Increase) decrease in amounts due from related
    companies.........................................                   -     (46,411,779)            13,322,446         1,601,256
  Decrease (increase) in prepayments, deposits and
   other receivables..................................           1,098,544      (5,297,981)           (10,356,743)       (1,244,800)
  Increase in bills receivable........................                   -               -            (38,653,659)       (4,645,873)
  (Decrease) increase in customer deposits............          (6,418,891)    119,863,548            (64,814,026)       (7,790,147)
  Increase in accounts payable and accrued
    liabilities.......................................             422,196      27,746,442             47,928,065         5,760,585
  Increase in amount due to an associated company.....                   -     154,185,606             12,316,145         1,480,306
  Increase in amounts due to related companies........           2,446,970               -                      -                 -
  (Decrease) increase in sales taxes payable..........          (1,891,878)     14,414,744             30,670,338         3,686,340
                                                                ----------    ------------            -----------        ----------
Net cash (used) provided by operating activities......          (5,968,703)    107,225,317             19,407,707         2,332,658
                                                                ----------    ------------            -----------        ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment..........          (8,076,187)    (89,365,441)           (46,786,402)       (5,623,366)
  Purchase of subsidiaries............................           7,584,942               -                      -                 -
  Proceeds from disposal of property, plant and
    equipment.........................................             991,973         413,679              1,501,355           180,451
                                                                ----------    ------------            -----------        ----------
  Net cash provided (used) by investing activities....             500,728     (88,951,762)           (45,285,047)       (5,442,915)
                                                                ----------    ------------            -----------        ----------
Cash flows from financing activities:
  New bank borrowings.................................           8,595,000      22,574,400             48,500,000         5,829,327
  New other borrowings................................           5,000,000               -                      -                 -
  New loans for leased assets.........................                   -      21,250,000                      -                 -
  Contribution by minority interests..................                   -               -              3,000,000           360,577
  Increase in amounts due to related companies........                   -      13,199,030              2,727,970           327,881
  Repayment of bank borrowings........................            (150,000)    (16,595,000)           (40,574,400)       (4,876,731)
  Repayment of other borrowings.......................                   -      (5,000,000)                     -                 -
  Repayment of capital lease obligations..............            (579,098)     (3,651,607)            (5,514,941)         (662,853)
                                                                ----------    ------------            -----------        ----------
  Net cash provided by financing activities...........          12,865,902      31,776,823              8,138,629           978,201
                                                                ----------    ------------            -----------        ----------

CBR BREWING COMPANY, INC.
-------------------------

Net increase (decrease) in cash.......................           7,397,927      50,050,378              (17,738,711)     (2,132,056)

Cash at beginning of the period/year..................                   -       7,397,927               57,448,305       6,904,844
                                                                ----------    ------------              -----------      ----------
Cash at end of the period/year........................           7,397,927      57,448,305               39,709,594       4,772,788
                                                                ==========    ============              ===========      ==========

        See accompanying notes to the consolidated financial statements

CBR BREWING COMPANY, INC.
-------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     CBR Brewing Company, Inc. (the "Company"), formerly Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. The Company and its subsidiaries are collectively referred to as the "Group".

     The Company is a holding company and its principal subsidiaries are engaged in the production and sale of beer and beer products in the People's Republic of China ("PRC").

     On December 16, 1994, the Company issued 3,960,000 shares of Class A common stock and 3,000,000 shares of Class B common stock to Oriental Win Holdings Ltd. ("Oriental Win") and 240,000 shares of Class A common stock to Goldchamp Limited ("Goldchamp"), both of these companies and their shareholders were unrelated to the Company prior to becoming shareholders, in consideration for the entire issued share capital of High Worth Holdings Limited ("High Worth Holdings"). Upon completion of the share exchange on December 16, 1994, High Worth Holdings became a wholly-owned subsidiary of the Company.

     This transaction has been treated as a recapitalization of High Worth Holdings with High Worth Holdings as the acquirer (reverse acquisition). The historical financial statements prior to December 16, 1994 are those of High Worth Holdings.

     High Worth Holdings is a holding company formed solely to effect the acquisition of a 60% interest in Zhao Qing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery"). High Worth Brewery is a Sino-foreign equity joint venture enterprise registered in the PRC on July 2, 1994 in which Star Quality Limited ("Star Quality"), Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group"), a joint stock limited company incorporated in PRC and High Worth Holdings held 38%, 2% and 60% interests, respectively. Star Quality and Blue Ribbon Group are not connected with the Group. During the year ended December 31, 1995, Star Quality transferred its 38% interest to Blue Ribbon Group. Accordingly, Blue Ribbon Group and High Worth Holdings hold 40% and 60% interests, respectively. Apart from the investment in High Worth Brewery which was partly financed by a long term, interest free advance from Oriental Win (see note 13), High Worth Holdings has no other significant assets and liabilities. The following is a summary of the acquisition undertaken by High Worth Holdings, through its subsidiary, High Worth Brewery, during the period ended December 31, 1994.

     On October 31, 1994, High Worth Brewery acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Blue Ribbon Noble"). The consideration for the acquisition of an effective 60% interest in Zhaoqing Brewery by High Worth Holdings through High Worth Brewery was approximately US$20 million. Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth Brewery, Zhaoqing Brewery was the then wholly-owned subsidiary of Blue Ribbon Group. Blue Ribbon Noble is a Sino-foreign equity joint venture enterprise registered in the PRC on October 8, 1993 in which Goldjinsheng Holding Limited, an unrelated party, and Zhaoqing Brewery hold

CBR BREWING COMPANY, INC.
-------------------------

     60% and 40% interests, respectively. Zhaoqing Brewery and Blue Ribbon Noble are both engaged in the production and sale of beer and beer products in the PRC.

CBR BREWING COMPANY, INC.
-------------------------

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

     Commencing from April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and started to produce Blue Ribbon beer. Pursuant to the terms of the sublicense agreement, Zhaoqing Brewery was granted by Blue Ribbon Group the right for the production and distribution of Blue Ribbon beer under Pabst trademarks in the PRC at royalty fee of US$11.70 for each ton produced.

     Blue Ribbon Noble's principal line of product is Blue Ribbon beer under Pabst trademarks which were granted by Blue Ribbon Group. Pursuant to the terms of the sublicense agreement, Blue Ribbon Noble was granted by Blue Ribbon Group the right in the PRC to use the two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The production right of Blue Ribbon Noble however is confined exclusively for the Guangdong Province only and it does not preclude High Worth Brewery's production rights in Guangdong as described in notes 23(a) and 23(b). The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, Blue Ribbon Noble is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

     On February 19, 1995, Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing") was registered as a limited company and owned as to 70% by Zhaoqing Brewery and 30% by Blue Ribbon Group. Blue Ribbon Marketing was appointed as the sole distributor to conduct the distribution, marketing and promotion of all Pabst Blue Ribbon beer products produced by Zhaoqing Brewery and Blue Ribbon Noble. Blue Ribbon Marketing commenced to purchase beer products from Zhaoqing Brewery and Blue Ribbon Noble in April 1995 and July 1995, respectively. Its principal trading product is Blue Ribbon beer which constitutes approximately 94% of the Group's sales. Blue Ribbon Marketing is also engaged in the trading of mineral water and non-carbonated soft drinks purchased from Blue Ribbon Group and its group of companies.

     On April 5, 1995, CBR Finance (BVI) Ltd. ("Finance Company"), which is wholly owned by the Company, was incorporated in the British Virgin Islands ("BVI"). The Finance Company has remained dormant since incorporation.

     In January 1996, Zhaoqing Brewery transferred all of its operating assets and liabilities to High Worth Brewery pursuant to the original Joint Venture Agreement, the Asset Transfer Agreement signed in May 1994, and the relevant government regulations. Subject to the completion of certain legal procedures and documentation, investments in Blue Ribbon Noble and the Blue Ribbon Marketing, will be transferred to High Worth Brewery. Zhaoqing Brewery is currently acting as the nominee for High Worth Brewery with respect to the investments in Blue Ribbon Noble and the Blue Ribbon Marketing.

     Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will have been transferred to High Worth Brewery. During 1996, the operating activities of Zhaoqing Brewery were part of High Worth

CBR BREWING COMPANY, INC.
-------------------------

          Brewery. The consensus and approval of the local tax authority with respect to this transfer was recently obtained.

CBR BREWING COMPANY, INC.
-------------------------

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

     The following unaudited consolidated pro forma information for the year ended December 31, 1994 is prepared on the basis as if the acquisition of a 60% interest in Zhaoqing Brewery had occurred on January 1, 1993, including the beginning of the tax exemption period. This information is extracted from the Group's unaudited pro forma financial statements which have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisition been in effect on January 1, 1993 or which may occur in the future. The pro forma information does not include the effect of Blue Ribbon Marketing.

                                        1994
                                        ----
                                         RMB
                                     (Unaudited)

Sales, net of sales taxes........     68,088,628
                                      ==========

Net income.......................     29,097,029
                                      ==========

Net income per share.............           3.64
                                      ==========


2.   BASIS OF PRESENTATION

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

CBR BREWING COMPANY, INC.
-------------------------


2.   BASIS OF PRESENTATION - continued

     The major adjustments made to the relevant PRC statutory financial statements to conform with US GAAP include the following:

     . The reclassification of certain expense items from income appropriations to charges against income;

     . Adjustment for sales, other income and purchases recognized on a cash basis;

     .    Adjustment for depreciation charges;

     .    Adjustment for deferred taxation; and

     .    Adjustment for revaluation of fixed assets.

     The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Group has a net current liability position as of December 31, 1994, 1995 and 1996. The Company believes that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties are adequate to satisfy the Company's working capital requirements for the foreseeable future.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING - The consolidated financial statements have been prepared under the historical cost convention.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of the Company and its subsidiaries which the Company has an effective controlling interest including High Worth Holdings, High Worth Brewery, Zhaoqing Brewery, Finance Company and Blue Ribbon Marketing. All material intercompany balances and transactions have been eliminated on consolidation. Investments in affiliates over which the Company exercises significant influence but does not have effective control and own greater than a 50% or less than a 20% voting interest including 40% investment in Blue Ribbon Noble, are accounted for using the equity method.

     REVENUE RECOGNITION - Sales represent the invoiced value of goods sold, net of returns and discounts. Sales and sales discounts are recognized upon delivery of goods to customers. Sales returns are recognized upon receipt of goods returned from customers.

     INVENTORIES - Inventories are stated at the lower of cost or market value. Cost, which comprises direct materials, direct labor costs and overheads associated with the manufacturing process, is calculated using the first-in, first-out method.

CBR BREWING COMPANY, INC.
-------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost less an allowance for depreciation and amortization. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

     Land use rights...................   50 years
     Buildings.........................   50 years
     Plant, machinery and equipment....   5 - 15 years
     Motor vehicles....................   5 - 10 years

     According to the laws of the PRC, the title to all PRC land is retained by the PRC government. The land use rights, which represent the cost for the rights to use the land for premises granted by the State Land Administration Bureau, have no definite term of use. The land use rights are stated at cost and are amortized over 50 years on the same basis as the buildings.

     Construction in progress is stated at cost which comprises the direct costs of buildings, plant under construction and deposits and prepayments made on machinery pending installation. Cost comprises the direct cost of construction and finance expenses arising from borrowings used to finance the construction of buildings, plant and machinery until the construction, installation and testing is complete. The amount of finance expenses capitalized is the interest cost which could theoretically have been avoided if the expenditure on the qualifying asset had not been made. No depreciation is provided until the relevant assets have been put into commercial use.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company regularly reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be produced by such assets over their expected useful lives.

     LEASED ASSETS - Leases that transfer substantially all the rewards and risks of ownership of assets to the Group are accounted for as capital leases. At the inception of a capital lease, the cost of the leased asset is capitalized at the present value of the minimum lease payments and recorded together with the obligation, excluding the interest element, to reflect the purchase and financing. Assets held under capital leases are included in property, plant and equipment and are depreciated over their estimated useful lives.

     ADVERTISING EXPENSES - Advertising expenses are charged to expense in the statements of income as incurred.

     INCOME TAXES - Income taxes are determined under the liability method in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or recognized. The effects of tax rate changes on future deferred tax liabilities and deferred tax benefits, as well as other changes in income tax laws, are recognized in net earnings in the period when such changes are enacted.

CBR BREWING COMPANY, INC.
-------------------------

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, cash accounts, interest bearing saving accounts, and short-term bank deposits with original maturities of three months or less.

CBR BREWING COMPANY, INC.
-------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company's subsidiaries and associated companies in PRC are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange, quoted by the Zhaoqing Foreign Exchange Adjustment Center (the "swap center") for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange quoted by the swap center prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the statement of income for the period in which they occur.

     The Company's share capital is denominated in United States dollars ("US$") and for reporting purposes, the US$ share capital amounts have been translated into Renminbi ("RMB") at the applicable rates prevailing on the transaction dates.

     Translation of amounts from RMB into US$ is for the convenience of the reader only and has been made at the swap center rate as quoted by the People's Bank of China on December 31, 1996 of US$1.00 = RMB8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

     EARNINGS PER SHARE - Earnings per share is based on the net income and the average number of shares of common stock issued and outstanding during each of the years/period.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS - The United States Financial Accounting Standards Board ("FASB") has issued SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that the Company review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 was effective for the Company's fiscal year beginning January 1, 1996. The adoption of this statement did not have a material impact on the Company's financial position or results of operations for the year ended December 31, 1996. The FASB also issued SFAS No.123, "Accounting for Stock-Based Compensation". The Company was required to adopt SFAS No.123 for the fiscal year beginning January 1, 1996. This statement establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No.123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the fair value accounting provisions of this statement had been adopted. The Company adopted only the disclosure requirements of SFAS No.123; therefore such adoption had no effect on the Company's financial position or results of operations for the fiscal year ended

CBR BREWING COMPANY, INC.
-------------------------

               December 31, 1996. The FASB has also issued SFAS No.128, "Earning Per Share" in February, 1996. Management of the Company believed that adoption of this statement did not have a material impact on the Company's earning per share.

CBR BREWING COMPANY, INC.
-------------------------

4.   ACCOUNTS RECEIVABLE

     Accounts receivable comprises:

                                                              1995          1996
                                                              ----          ----
                                                              RMB           RMB

Accounts receivables - trade...................           164,277,644    183,767,036
Less: Allowance for doubtful accounts..........            (5,600,000)   (14,921,542)
                                                          -----------    -----------

                                                          158,677,644    168,845,494
                                                          ===========    ===========

Movement of allowance for doubtful accounts:
                                                              1995          1996
                                                              ----          ----
                                                              RMB           RMB

Balance as at January 1........................                    --      5,600,000
Provided during the year.......................             5,600,000      9,914,114
Written off during the year....................                    --       (592,572)
                                                          -----------    -----------

Balance as at December 31......................             5,600,000     14,921,542
                                                          ===========    ===========

5.   BILLS RECEIVABLE

     Bills receivable represents accounts receivable in form of bills of exchange whose acceptances and settlements are handled by banks.


6.   INVENTORIES

                              1995         1996
                              ----         ----
                              RMB          RMB
Inventories comprise:

Raw materials...........   14,154,395   30,935,530
Work in progress........    3,713,686    6,224,036
Finished goods..........   38,970,720   50,390,270
                           ----------   ----------

                           56,838,801   87,549,836
                           ==========   ==========

CBR BREWING COMPANY, INC.
-------------------------


7.   INTERESTS IN AN ASSOCIATED COMPANY

                                                                 1995          1996
                                                                 ----          ----
                                                                  RMB           RMB

     Unlisted investment, at cost..........................   209,361,595   209,361,595
     The Group's share of undistributed post acquisition
       earnings of an associated company...................    13,380,881     7,622,625
                                                              -----------   -----------

                                                              222,742,476   216,984,220
                                                              ===========   ===========

     The unlisted investment represents the Group's 40% equity interest in Blue Ribbon Noble held by a 60% owned subsidiary. Please refer to note 1 for a description of its principal activities.

     Upon the acquisition of Blue Ribbon Noble by the Group on October 31, 1994, the Group's share of the underlying net assets of the associated company of RMB229 million exceeded the Group's investment of RMB209 million by approximately RMB20 million. This difference is being amortized to income over 20 years.

     Amount due to an associated company principally represented the balances arising from the purchases of beer products for resale. The balance is unsecured, interest-free and repayable on demand.

     The summarized information of Blue Ribbon Noble is presented below:

                                                      1995          1996
                                                      ----          ----
                                                      RMB           RMB
Balance sheets
--------------

Current assets.................................   349,596,574   388,296,705
Property, plant and equipment..................   462,021,855   433,480,695
                                                  -----------   -----------

Total assets...................................   811,618,429   821,777,400
                                                  ===========   ===========

Current liabilities............................   189,758,137   205,848,080
Deferred income taxes..........................     5,500,000     9,000,000
Equity.........................................   616,360,292   606,929,320
                                                  -----------   -----------

Total liabilities and equity...................   811,618,429   821,777,400
                                                  ===========   ===========


Statements of income
--------------------

Sales, net of sales taxes......................   681,724,168   655,316,991
                                                  ===========   ===========

Gross profit...................................   155,864,163   145,150,002
                                                  ===========   ===========

Net income.....................................    94,450,587    90,128,571
                                                  ===========   ===========

The Group's share of net income after the


CBR BREWING COMPANY, INC.
-------------------------

deduction of unrealized intercompany profit...    34,213,058    34,039,622
                                                 ===========   ===========

CBR BREWING COMPANY, INC.
-------------------------


8.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                               1995           1996
                                                               ----           ----
                                                               RMB            RMB
     At cost:
      Land use rights and buildings.....................    44,776,692     74,276,962
      Plant, machinery and equipment....................    72,235,275    166,921,345
      Motor vehicles....................................     3,950,171      5,213,923
      Construction in progress..........................    84,573,286      3,888,376
                                                           -----------    -----------

        Total...........................................   205,535,424    250,300,606
      Less: Accumulated depreciation and amortization...    (8,227,160)   (26,410,498)
                                                           -----------    -----------

                                                           197,308,264    223,890,108
                                                           ===========    ===========

     Depreciation and amortization charges in respect of property, plant and equipment for the period ended December 31, 1994 and the years ended December 31, 1995 and 1996 were RMB606,130, RMB9,459,519 and RMB18,703,203, respectively.

     Interest capitalized in construction in progress for the period ended December 31, 1994 and the years ended December 31, 1995 and 1996 were RMB44,820, RMB7,595,604 and nil, respectively.

     Included in property, plant and equipment are assets acquired under capital leases with the following net book values:

                                                               1995           1996
                                                               ----           ----
                                                               RMB            RMB

     At cost:
      Plant, machinery and equipment....................    33,747,792    33,747,792
      Less: Accumulated depreciation and amortization...    (2,195,237)   (5,570,016)
                                                            ----------    ----------

                                                            31,552,555    28,177,776
                                                            ==========    ==========

     Depreciation and amortization charges in respect of property, plant and equipment held under capital leases for the period ended December 31, 1994 and the years ended December 31, 1995 and 1996 were RMB129,705, RMB2,065,532 and RMB3,374,779, respectively.

CBR BREWING COMPANY, INC.
-------------------------


9.   BANK BORROWINGS

                                         1995         1996
                                         ----         ----
                                         RMB          RMB
     Bank borrowings consist of:

     Secured bank borrowings.......   24,000,000   40,500,000
     Unsecured bank borrowings.....    8,574,400            -
                                      ----------   ----------

                                      32,574,400   40,500,000
                                      ==========   ==========

     The bank borrowings are interest bearing and repayable within the next twelve months.

     The weighted average interest rate as of December 31, 1995 and 1996 were 13.1% and 11.3%, respectively per annum for the secured bank loans. The weighted average interest rate of the unsecured bank loans as of December 31, 1995 was 11.3%.

     There are no significant covenants or financial restrictions relating to the Company's short-term debt. Details of assets pledged by the Company are described in note 22.


10.  CAPITAL LEASE OBLIGATIONS

     The capital lease obligations maturing during each of the years in the four year period subsequent to the balance sheet date are:

                                                1996
                                                ----
                                                RMB

Year ending December 31,
 1997.....................................   10,742,329
 1998.....................................    8,349,260
 1999.....................................    6,191,979
 2000.....................................    2,922,233
                                             ----------
Total minimum lease payments..............   28,205,801
Less: Amount representing interest........   (3,308,510)
                                             ----------
Present value of minimum lease payments...   24,897,291
Less: Current portion.....................   (9,034,742)
                                             ----------
Long term portion.........................   15,862,549
                                             ==========

CBR BREWING COMPANY, INC.
-------------------------

11.  INCOME TAXES

     The components of (loss) income before income taxes, equity in earnings of an associated company and minority interests are as follows:

                                                          Year ended
                                   Period ended           December 31,
                                   December 31,        ------------------
                                       1994            1995          1996
                                       ----            ----          ----
                                       RMB             RMB            RMB

     United States of America...              -               -   (7,420,000)
     PRC........................        (68,881)      3,835,211   18,912,852
                                        -------       ---------   ----------

                                        (68,881)      3,835,211   11,492,852
                                        =======       =========   ==========

     United States of America

     The Company is subject to taxes in the United States of America. The Company's share of the dividend declared by the Company's associated company on its retained earnings on December 31, 1996 amounted to approximately RMB20,648,000. After the deduction of the expenses and outgoings incurred by the Company of approximately RMB7,668,000, the deemed taxable income of Company for the year ended December 31, 1996 would be RMB12,980,000. The income tax provision for 1996 amounted to RMB4,413,000, which has been computed using a rate of 34% for taxes in the United States of America. The Company had no taxable income for the period ended December 31, 1994 and year ended December 31, 1995.

     PRC

     The Company's subsidiaries incorporated in the PRC are subject to Chinese income taxes at the applicable tax rate (currently 33%) on the taxable income as reported in their Chinese statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Pursuant to the same income tax laws, the subsidiary, High Worth Brewery, and the associated company, Blue Ribbon Noble, are fully exempt from Chinese income tax for two years starting from the first profit making year, followed by a 50% exemption for the next three years. The 50% exemption for Blue Ribbon Noble and the tax holiday for High Worth Brewery commenced on January 1, 1996.

     Had these tax holidays and concessions not been available, the tax charge would have been higher by approximately RMB1,300,000, RMB6,300,000 and RMB14,080,000, representing RMB0.16, RMB0.79 and RMB1.76 per share, for the period ended December 31, 1994, and the years ended December 31, 1995 and 1996 respectively.

     British Virgin Islands

     The Company's subsidiaries incorporated in the British Virgin Islands ("BVI") are not taxed in BVI. Under current BVI laws, dividends and capital gains arising from the BVI subsidiary's

CBR BREWING COMPANY, INC.
-------------------------


          investments are not subject to income taxes, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

CBR BREWING COMPANY, INC.
-------------------------


11.  INCOME TAXES - continued

     The provision for income taxes consists of the following:

                                                            Year ended
                                       Period ended         December 31,
                                       December 31,   ------------------------
                                           1994           1995         1996
                                       ------------   ------------   ---------
                                           RMB            RMB           RMB
     Current
       - PRC........................              -              -     260,000

     Deferred
       - United States of America...              -              -   4,413,000
       - PRC........................              -      1,000,000      48,444

                                                  -      1,000,000   4,461,444

                                                  -      1,000,000   4,721,444


     The reconciliation of effective income tax rates of the Group to the statutory income tax rate in the PRC is as follows:

                                                                    Year ended
                                            Period ended            December 31,
                                            December 31,         -----------------
                                                1994             1995         1996
                                                ----             ----         ----

Statutory tax rate......................     33%               33%           33%
Tax holiday.............................    (33%)             (33%)         (30%)
Accelerated depreciation allowances
 during the tax exemption period........        -              26%              -
Tax on dividend declared by an
 associated company.....................        -                -           36%
Reversal of deferred tax asset arised
 from the revaluation of property,
 plant and equipment....................        -                -            1%
Difference in tax rate..................        -                -            1%
                                             ----             ----          ----
                                                -              26%           41%
                                             ====             ====          ====

     Deferred income taxes are based on the liability method prescribed by Statement of Financial Accounting Standards No. 109. The Group's deferred tax liabilities mainly represents the temporary differences in respect of the time when dividends declared by the Company's subsidiaries and associated company, and at the time when the Company received those

CBR BREWING COMPANY, INC.
-------------------------

     dividends. The Group's share of dividends declared by the Company's associated company on its retained earnings at December 31, 1996 in January 1997 amounted to approximately RMB20,648,000.

CBR BREWING COMPANY, INC.
-------------------------


12.  SALES TAXES

     The Group is subject to three kinds of sales taxes, being the value added tax ("VAT"), the consumption tax and other sales taxes. The applicable VAT tax rate is 17% for beverage products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Group on behalf of the PRC tax authorities and is therefore not expensed to the statement of income. The applicable consumption tax rate in respect of brewery products sold by a brewing company is RMB220 per ton. No consumption tax is levied on wholesale trading of brewery products, on exported goods or on non-alcoholic beverage products. The other sales taxes are assessed as a percentage of consumption tax and VAT.


13.  ADVANCES FROM SHAREHOLDERS

     In connection with the acquisition of High Worth Brewery, Oriental Win advanced US$8,869,585 to the High Worth Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholdings interests in August 1996 (West Coast Star Enterprises Ltd.: US$4,800,000; Mapesbury
     Limited: US$1,600,000; Redcliffe Holdings Ltd.: US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in High Worth Holdings.

     As of December 31, 1996, advances from respective shareholders, namely Mapesbury Limited, Redcliffe Holdings Ltd., West Coast Star Enterprises Ltd. and Oriental Win were approximately RMB13.3 million (US$1.6 million), RMB13.3 million (US$1.6 million), RMB39.9 million (US$4.8 million) and RMB7.3 million (US$0.9 million), respectively.

CBR BREWING COMPANY, INC.
-------------------------


14.  FOREIGN CURRENCY EXCHANGE

     On January 1, 1994, the PRC government abolished the dual exchange rate system, comprising the official rates and swap center rates, and introduced a single rate of exchange as quoted by the People's Bank of China. The unified exchange rate is quoted at levels similar to those quoted by the swap centers. However, the unification of exchange rates does not imply full convertibility of Renminbi into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies or the swap centers at the exchange rates quoted by the People's Bank of China. In April 1994, the National Foreign Exchange Trading Center in Shanghai (the "exchange center") commenced operations. Enterprises operating in the PRC can enter into exchange transactions at the exchange center through the Bank of China or other authorized institutions. Payments for imported materials and remittances of earnings outside the PRC are subject to the availability of foreign currency which are dependent on the foreign currency denominated earnings of each relevant PRC company within the Group or must be arranged through the exchange center. Approval for exchange at the exchange center is granted to enterprises in the PRC for valid reasons such as purchases of imported materials and remittances of earnings. While conversion of Renminbi into United States dollars or other foreign currencies can generally be effected at the exchange center, there is no guarantee that it can be effected at all times.

     Effectively July 1, 1996, the PRC government began to take steps to make its currency fully convertible on a "current account" basis. This will allow foreign-funded enterprises, whether wholly owned or joint ventures with Chinese, to buy and sell foreign exchange in banks for purposes of trade, services, debt repayment and profit repatriation. The "current account" measures the flow of money into and out of a nation, including the net balance on trade in goods and services, plus remittances.

     The unified exchange rate of the RMB equivalent of US$1.00 as of December 31, 1994, 1995 and 1996 was 8.45, 8.32 and 8.32, respectively.


15.  DISTRIBUTION OF PROFITS

     The Company's ability to pay dividends is primarily dependent on the Company receiving distributions from its PRC subsidiaries through High Worth Holdings.

     Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of High Worth Brewery, which are based on their statutory financial statements, are available for distribution in the form of cash dividends after the PRC companies satisfy all tax liabilities, provide for losses in previous years, and make appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with the PRC accounting standards and regulations.

CBR BREWING COMPANY, INC.
-------------------------


15.  DISTRIBUTION OF PROFITS - continued

     As stipulated by the relevant laws and regulations for enterprises operating in the PRC, Zhaoqing Brewery and Blue Ribbon Marketing are required to make annual appropriations to two reserve funds consisting of the statutory surplus and collective welfare funds. In accordance with the relevant PRC regulations and the companies' articles of association, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies. Based on the business licences, the registered capital of Zhaoqing Brewery and Blue Ribbon Marketing is RMB33,670,000 and RMB10,000,000, respectively. Subject to certain restrictions as set out in the relevant PRC regulations and the companies' articles of association, the statutory surplus reserve may be distributed to equity holders in the form of bonus issues and/or dividends when such reserve exceeds 25% of the registered capital of the companies.

     The percentage of annual appropriations to statutory surplus and collective welfare funds of Zhaoqing Brewery for 1994 were 10% and 5%, respectively, on the profits reported in its statutory financial statements. No appropriations to these reserve funds were made by Zhaoqing Brewery and Blue Ribbon Marketing for 1995 and 1996 as Zhaoqing Brewery was acting as a nominee of High Worth Brewery from October 31, 1994 onwards and Blue Ribbon Marketing made losses in those financial years.

     High Worth Brewery and Blue Ribbon Noble are also required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund are charged to the statement of income. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the companies. Under the joint venture agreement, the board of directors shall determine the appropriations regarding to the economic situation of the companies. The percentage of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund of Blue Ribbon Noble for 1996 has already been determined by the board of directors and the appropriation has been reported in its statutory financial statements.

     Respective appropriations in High Worth Brewery for 1996 has not yet been determined by its board of directors and was not reported in its statutory financial statements.

     As described in note 2 to the consolidated financial statements, the net income as reported in the US GAAP financial statements differs from that as reported in the statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If the Group has foreign currency available after meeting its operational needs, the Group may make its profit distributions in foreign currency to the extent it is available. Otherwise, it will be necessary to obtain approval and convert such distributions at the exchange centers. At December 31, 1994, 1995 and 1996,

CBR BREWING COMPANY, INC.
-------------------------

     the Group's distributable profits amounted to approximately RMB97,000, RMB21,180,000 and RMB38,727,000, respectively.

CBR BREWING COMPANY, INC.
-------------------------


16.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

     Interest paid, net of capitalized interest during the period ended December 31, 1994 and the years ended December 31, 1995 and 1996 was RMB618,571, RMB6,886,576 and RMB20,767,252, respectively.


17.  ADVERTISING EXPENSES

     The Group incurred advertising expenses of RMB1,157,766, RMB18,793,663 and RMB65,475,345 for the period ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively.


18.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

     (a)  Sales of beer products

     During the year ended December 31, 1996, sales to Blue Ribbon Group and its group of companies amounted to RMB6,169,170. Blue Ribbon Group has a 40% interest in High Worth Brewery, but is otherwise unrelated to the Company and has no shareholders in common.

     (b)  Purchases of packing materials

     During the period ended December 31, 1994 and the years ended December 31, 1995 and 1996, the Group purchased packing materials from Blue Ribbon Group and its group of companies amounting to RMB450,961, RMB27,657,968 and RMB44,778,187, respectively.

     (c)  Purchases of non-alcoholic beverage

     During the years ended December 31, 1995 and 1996, the Group purchased non-alcoholic beverage from Blue Ribbon Group and its group of companies amounting to RMB61,708,086 and RMB69,166,604, respectively, for resale.

     (d)  Purchases of beer products

     During the years ended December 31, 1995 and 1996, the Group purchased beer products from Blue Ribbon Noble amounting to RMB327,805,406 and RMB695,150,225, respectively, for resale.

     (e)  Royalty fee

CBR BREWING COMPANY, INC.
-------------------------


     During the years ended December 31, 1995 and 1996, the royalty fee of RMB3,454,067 and RMB7,945,874, respectively, was payable to Blue Ribbon Group in respect of the right to use Pabst trademarks in the Guangdong Province of the PRC.

CBR BREWING COMPANY, INC.
-------------------------


18.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

     (f)  Management fee

     Management fee paid to Blue Ribbon Group for the year ended December 1996 was RMB3,780,000.

     (g)  Interest income

     Interest income from the Blue Ribbon Group for the year ended December 31, 1996 was RMB3,981,278.

     (h)  Interest expense

     Interest expense for the years ended December 31, 1995 and 1996 included RMB3,091,364 and RMB9,282,985, respectively, payable to Blue Ribbon Group and RMB328,207 and RMB948,543, respectively, payable to other related companies, related to the advances which are more fully disclosed in (i) and (j) below.

     (i)  Amounts due from related companies

     The amounts due from related companies mainly represented receivable balances from Blue Ribbon Group and its group of companies.

     The balances with Blue Ribbon Group and its group of companies principally represented trade deposits received on behalf of the Group and expenses paid on their behalf. Included in the net amounts due from Blue Ribbon Group at December 31, 1995 and 1996 are RMB16 million and RMB27.5 million, respectively, payable to the Group, which bear interest of 15% per annum. Amounts also include an amount due from the Blue Ribbon Group of RMB38,200,000 (1995: Nil) as of December 31, 1996 which bears interest at 10% per annum. Save aforementioned, the remaining balances with the group companies of the Blue Ribbon Group are unsecured, interest-free and repayable on demand.

CBR BREWING COMPANY, INC.
-------------------------

18.       RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

     (j)  Amounts due to related companies

     As of December 31, 1996, the amounts due to related companies mainly comprises of payable balances to the following companies:

                                                                                 As of December 31,
                                                                            ----------------------------
                                                                                1995           1996
                                                                            ------------    ------------
                                                                                 RMB            RMB
                                                                            (in million)    (in million)

          American National Can (Zhaoqing) Co., Ltd.
           ("American National Can")                                              5.3            4.8
          Blue Ribbon Mineral Water Factory ("Mineral Water")                     3.6            4.2
          Evermoni Trading Limited ("Evermoni")                                   2.2            5.7
          Trade Link Investment Limited ("Trade Link")                            1.2            1.2
          Very Temper Limited ("Very Temper")                                     1.4              -
          Wealth Guide Development Limited ("Wealth Guide")                       3.3            3.1
          Other subsidiaries and associated companies
           of Blue Ribbon Group                                                   1.6            2.4
                                                                                 ----           ----
                                                                                 18.6           21.4
                                                                                 ====           ====

          American National Can and Mineral Water are companies in which Blue Ribbon Group has equity interests.

          Evermoni and Very Temper are beneficially owned by Wong Lee Tak who is a director of the Company. Trade Link is beneficially owned by Victor Choi who is a former director of the Company. Wealth Guide is beneficially owned by Blue Ribbon Group.

          The balances with group companies of Blue Ribbon Group, except Wealth Guide, represented the balances arising from the purchases of raw materials from them. The balances are unsecured, interest-free and repayable on demand.

          The balances with Evermoni, Trade Link, Very Temper and Wealth Guide are advances in nature. The amounts due to such related companies are unsecured, bear interest at 3% above Hong Kong dollar prime rate in 1995 (11.75% as of December 31, 1995) and 3.5% above the Hong Kong dollar prime rate (12% as of December 31, 1996) and are repayable on demand.

     (k)  Shareholders' advances

          Reference is made to note 13.

CBR BREWING COMPANY, INC.
-------------------------

19.  RETIREMENT PLAN

     The Company, High Worth Holdings and the Finance Company do not have any retirement plans in operation. High Worth Brewery did not have any retirement plans in operation until December 31, 1995, the date when transfer of the legal ownership of the brewery facilities and all assets and liabilities held by Zhaoqing Brewery to High Worth Brewery was approved by the PRC Government. The application to the PRC Government for the legal title transfer of a 70% interest in Blue Ribbon Marketing and a 40% interest in Blue Ribbon Noble is still in progress.

     As stipulated by the PRC government regulations, High Worth Brewery, Zhaoqing Brewery and Blue Ribbon Marketing have defined contribution retirement plans for all their permanent staff. Zhaoqing Brewery and its staff are required to contribute to PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff. During the year ended December 31, 1996, the monthly contributions of both High Worth Brewery and Blue Ribbon Marketing for permanent staff were calculated at 14.6% and 2% respectively of the basic salary of the permanent staff. The pension costs expensed by the Group during the period ended December 31, 1994 and the years ended December 31, 1995 and 1996 amounted to RMB32,410, RMB706,566 and RMB3,236,633, respectively.


20.  FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheets at December 31, 1995 and 1996 for current assets and current liabilities, except for bank loans, qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. Cash denominated in foreign currency has been translated at the applicable unified exchange rate.

     The carrying values and estimated fair values of bank loans, based on the borrowing rates for borrowings with similar terms and average maturities are RMB32,574,000 and RMB29,251,151, respectively, at December 31, 1995 and RMB40,500,000 and RMB40,500,000, respectively, at December 31, 1996. The fair value of the shareholders' advances is not able to be determined because no comparable borrowing terms are currently available.

CBR BREWING COMPANY, INC.
-------------------------

21.  CONCENTRATION OF RISKS

     The Group's operating assets and primary source of income and cash flow are its interest in subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Group will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

     As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Group. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

     The sale and distribution of products under the "Pabst Blue Ribbon" brandname in 1995 and 1996 accounted for 95% and 94%, respectively of the Group's turnover. The Group purchases Pabst Blue Ribbon beer from Blue Ribbon Noble and recognizes its heavy dependence on Blue Ribbon Noble. Stoppages of production and/or supply from Blue Ribbon Noble for reasons within or outside their control could affect the Group's operation, although so far the Group has never encountered any problems in securing adequate supplies from Blue Ribbon Noble.

     In November, 1996, Blue Ribbon Group advised the Company that it believed it had the right to brew Pabst Blue Ribbon beer in the PRC either by itself or through one or more of its affiliates. Blue Ribbon Group had recently established a wholly-owned subsidiary in Le Shang City, Sichuan Province of the PRC, with an intention to convert a brewery with an annual production capacity of 20,000 metric tons, (the "Sichuan Brewery"), into a brewing complex for the production of Pabst Blue Ribbon beer in 1997. Although the Company believes that the terms of the sublicense agreement legally preclude Blue Ribbon Group from brewing Pabst Blue Ribbon beer in the PRC, the Company has been advised by its legal counsel in the PRC that it is uncertain if the Company will prevail in this matter.

     In the event that Blue Ribbon Group is able to successfully assert its position and commence the production of Pabst Blue Ribbon beer in the Sichuan Brewery, the Company would face competition from Blue Ribbon Group in the PRC. As a result, the value of the Company's sublicense rights could be diminished, and the Company's practical ability to expand in the PRC could be affected. The Company is currently in discussions with Blue Ribbon Group in an attempt to resolve this dispute in an amicable manner, but there can be no assurances that the Company will be successful in this regard.

CBR BREWING COMPANY, INC.
-------------------------

21.  CONCENTRATION OF RISKS - continued

     The Group currently uses foreign currency to pay for imported raw materials. In addition, the Group obtained foreign currency loans from shareholders to acquire the subsidiaries in the PRC and obtained foreign currency loans for working capital purposes. For the risks relating to foreign currency, please refer to note 14.

     The Group's financial instruments that are exposed to concentration of credit risk consists primarily of cash and accounts receivable from customers. Cash is maintained with major banks in the PRC. The Group's business activity is with customers in the PRC. The Group periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.


22.  PLEDGE OF ASSETS

     Certain assets of High Worth Brewery were collaterialized to secure bank borrowings. The net book value of the property, plant and equipment and the carrying amounts of the other assets pledged to banks as of December 31, 1996 amounted to RMB193,594,443 and RMB203,209,679 respectively. The net book value of property, plant and equipment pledged to banks as of December 31, 1995 amounted to RMB162,554,656.


23.  COMMITMENTS AND CONTINGENCIES

     As of December 31, 1996, the Group had no capital commitments. The Group was committed to capital expenditures of RMB43,168,954 as of December 31, 1995.

     Blue Ribbon Group entered into licensing arrangements with Pabst Brewery Company whereby Blue Ribbon Group was granted the exclusive right to produce and market products under four specific Pabst trademarks in the PRC, the non-exclusive right to market products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the trademarks to any other enterprise in the PRC. Pursuant to the terms of the sublicense agreement, High Worth Brewery was granted by Blue Ribbon Group the right in the Guangdong Province of the PRC to use two specific Pabst trademarks in its production, promotion, distribution and sale of beer under such trademarks. In addition, Blue Ribbon Group also granted the right to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer to High Worth Brewery or those enterprises owned by High Worth Brewery which are located outside Guangdong Province in the PRC. The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, High Worth Brewery is committed to pay Blue Ribbon Group a royalty fee of US$11.70 for each ton produced.

CBR BREWING COMPANY, INC.
-------------------------

23.  COMMITMENTS AND CONTINGENCIES - continued

     A provisional agreement, subject to governmental approval, was made among CBR Brewing Company, Inc. and its subsidiary, the group companies of Noble China Inc., a company incorporated in Canada and Blue Ribbon Group on May 10, 1995 to the effect that:

     (a) High Worth Brewery was entitled to be granted from Blue Ribbon Group the right to brew and sell beer under the Pabst Blue Ribbon label produced in its brewing facilities up to a maximum production capacity of 100,000 tons per annum.

     (b) High Worth Brewery and/or companies that High Worth Brewery has an interest in are entitled to be granted a sublicense from Blue Ribbon Group with the right to produce and sell beer under the Pabst Blue Ribbon label in the Guangdong Province of the PRC ("Additional Facility") to a maximum production capacity of 300,000 tons per annum.

          In the event that High Worth Brewery desires to obtain sublicense for any Additional Facility, Goldjinsheng Holding Limited ("Goldjinsheng") has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

     (c) A proposed new marketing company ("New Marketing Company"), owned as to 8% by Blue Ribbon Group, 52% by High Worth Brewery and 40% by Goldjinsheng, shall be formed to handle and organize the sales of Pabst Blue Ribbon beer produced by Zhaoqing Brewery and the Blue Ribbon Noble. Each of Zhaoqing Brewery and the Blue Ribbon Noble will create a separate distribution company or division of their own. The distribution company of Zhaoqing Brewery will have the sole right to acquire 100% of the production of Zhaoqing Brewery and 40% of the production of the Blue Ribbon Noble; whilst the distribution company of the Blue Ribbon Noble will have the sole right to acquire 60% of the production of the Blue Ribbon Noble. The respective distribution companies will appoint the New Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in the PRC.

     Another agreement was made among Goldjinsheng, Blue Ribbon Group and Blue Ribbon Noble on May 10, 1995 to the effect that Blue Ribbon Noble agreed to pay Blue Ribbon Group a management fee of RMB2,035,000 per annum for a period of five years.

     As of December 31, 1995, the Group was committed to pay operating lease in respect of rental expenses of RMB447,240 for the year ended December 31, 1996.

     As of December 31, 1996, the Group has no operating lease commitments.

     An agreement was made between Blue Ribbon Group and High Worth Brewery on December 31, 1995 to the effect that High Worth Brewery agreed to pay Blue Ribbon Group a management fee

CBR BREWING COMPANY, INC.
-------------------------

     of RMB3,780,000 per annum for a period of three years commencing on January 1, 1996 (see note 18(f)).

CBR BREWING COMPANY, INC.
-------------------------

24.  POST BALANCE SHEET EVENTS

     (a) Subsequent to the balance sheet date, certain allegations were raised against Blue Ribbon Noble by the former chairman and CEO of Noble China Inc., ultimate holding company of Blue Ribbon Noble concerning irregularities on the financial statements of Blue Ribbon Noble in previous years. Having considered Blue Ribbon Noble's position and on the advice of legal counsel, the directors of Blue Ribbon Noble are of the opinion that the allegations were of no substance and, accordingly, will not have any material adverse effect to Blue Ribbon Noble.

     (b) In April 1997, the Sichuan Brewery commenced the production and sale of Pabst Blue Ribbon beer. The Company currently estimates that the Sichuan Brewery will produce from 16,000 to 18,000 metric tons of Pabst Blue Ribbon beer in 1997. In the same month, in order to facilitate the efficient distribution and sale of Pabst Blue Ribbon beer in the PRC, the Blue Ribbon Marketing and the Sichuan Brewery entered into a Memorandum of Understanding. The Memorandum of Understanding requires the Sichuan Brewery to sell all of its production of Pabst Blue Ribbon beer to the Blue Ribbon Marketing at mutually agreed ex-factory prices, and grants Blue Ribbon Marketing the right to regulate production to reflect market demand. In signing the Memorandum of Understanding, the Company does not consent to, or waives any rights with respect to, Blue Ribbon Group's assertion that Blue Ribbon Group has the right to brew Pabst Blue Ribbon beer in the PRC either by itself or through one or more of its affiliates.

          To the extent that the production of Pabst Blue Ribbon beer by the Sichuan Brewery causes a commensurate reduction in beer production and sales by Zhaoqing Brewery and Blue Ribbon Noble, the Company's consolidated results of operations could be adversely affected. The Company currently estimates that the Sichuan Brewery's 1997 production volume will represent approximately 6% of the Company's budgeted volume of sales in 1997.

ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
---------------------------------------
(Registered in the People's Republic of China)


REPORTS AND FINANCIAL STATEMENTS FOR THE TEN MONTHS
ENDED OCTOBER 31, 1994, TWO MONTHS ENDED DECEMBER 31,
1994, AND THE YEARS ENDED DECEMBER 31, 1995 AND 1996
-----------------------------------------------------


CONTENTS                                                              PAGES
--------                                                              -----

REPORT OF INDEPENDENT AUDITORS......................................  FS - 1


REPORT OF PREDECESSOR AUDITORS......................................  FS - 2


BALANCE SHEETS......................................................  FS - 3


STATEMENTS OF INCOME................................................  FS - 4


STATEMENTS OF EQUITY................................................  FS - 5


STATEMENTS OF CASH FLOWS............................................  FS - 6


NOTES TO FINANCIAL STATEMENTS.......................................  FS - 7  -  FS - 21

                        REPORT OF INDEPENDENT AUDITORS

To the board of directors and shareholders of CBR Brewing Company, Inc.


We have audited the accompanying balance sheet of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1996 and the related statements of income, equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1996 and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States in America.

We draw your attention to notes 11, 19 and 22 to the financial statements which state that the Company is exposed to foreign exchange risk and other risks through its operation in the People's Republic of China, and the risk of its business which could be adversely affected as a result of new competition.



                                              /s/ Deloitte Touche Tohmatsu

Hong Kong
June 27, 1997

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



                                                    /s/ Ernst & Young



Hong Kong
March 28, 1996

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994


                                                                 As of December 31,
                                                       --------------------------------------
                                                           1995        1996          1996
                                                           ----        ----          ----
                                                           RMB          RMB           US$
                                                                                   (Note 3)
                                     ASSETS

Current assets:
  Cash and cash equivalents                            118,046,066   123,938,892   14,896,501
  Accounts receivable, net of allowance for
    doubtful accounts of RMB786,740 and
    RMB2,246,703 for 1995 and 1996,
      respectively (note 4)                              1,056,823     7,223,259      868,180
  Inventories (note 5)                                  33,025,879    40,577,951    4,877,158
  Prepayments and deposits                              28,842,225    40,205,803    4,832,428
  Amounts due from related companies (note 16a)        168,625,581   176,350,800   21,196,010
                                                       -----------   -----------   ----------
  Total current assets                                 349,596,574   388,296,705   46,670,277

Property, plant and equipment, net of accumulated
  depreciation and amortization of RMB53,352,907
  and RMB89,983,400 for 1995 and 1996,
  respectively (notes 6 and 20)                        462,021,855   433,480,695   52,101,045
                                                       -----------   -----------   ----------
  Total assets                                         811,618,429   821,777,400   98,771,322
                                                       ===========   ===========   ==========

                             LIABILITIES AND EQUITY

Current liabilities:
  Bank loans (note 7)                                   13,500,000    13,500,000    1,622,596
  Accounts payable                                      47,500,745    58,293,169    7,006,391
  Accrued liabilities                                   13,014,546    34,972,066    4,203,373
  Employee welfare and incentive fund                    9,727,271     6,217,309      747,272
  Amounts due to related companies (note 16b)           26,998,322    29,286,818    3,520,050
  Sales taxes payable (note 9)                          79,017,253    50,543,297    6,074,916
  Income taxes payable (note 8)                                  -    13,035,421    1,566,757
                                                       -----------   -----------   ----------

  Total current liabilities                            189,758,137   205,848,080   24,741,355

Long term liabilities:
  Deferred income taxes (note 8)                         5,500,000     9,000,000    1,081,731
  Commitments and contingencies
    (notes 11, 19, 21 and 22)
Equity:
Contributed capital                                    475,940,000   475,940,000   57,204,327
General reserve and enterprise development funds         9,727,271    14,506,926    1,743,621
Retained earnings                                      130,693,021   116,482,394   14,000,288
                                                       -----------   -----------   ----------
Total equity                                           616,360,292   606,929,320   72,948,236
                                                       -----------   -----------   ----------
Total liabilities and equity                           811,618,429   821,777,400   98,771,322
                                                       ===========   ===========   ==========

               See accompanying notes to the financial statements

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


                              STATEMENTS OF INCOME


                                               Ten months            Two months                Year ended December 31,
                                                  ended                 ended         -------------------------------------------
                                             October 31, 1994     December 31, 1994       1995            1996           1996
                                             ----------------     -----------------   ------------   -------------   ------------
                                                   RMB                   RMB              RMB             RMB            US$
                                                                                                                       (Note 3)
Sales, including sales to a related
 company of RMB327,805,406 and
 RMB695,150,225 in 1995 and 1996
 respectively (note 16c)                        413,361,747          133,139,232      724,233,282     695,150,225     83,551,710
Sales taxes (note 9)                            (20,668,193)          (6,701,053)     (42,509,114)    (39,833,234)    (4,787,648)
                                               ------------          -----------     ------------    ------------    -----------

Net sales                                       392,693,554          126,438,179      681,724,168     655,316,991     78,764,062
Cost of sales, including inventory
 purchased from related companies
 of RMB94,682,501,
 RMB91,355,485 and
 RMB117,344,580 in 1994, 1995
 and 1996 respectively and royalty fee
 paid to a related company of
 RMB13,082,271, RMB15,434,144 and
 RMB15,106,029 in 1994, 1995
 and 1996 respectively (note 16c)              (275,455,836)         (90,023,773)    (525,860,005)   (510,166,989)   (61,318,148)
                                               ------------          -----------     ------------    ------------    -----------

Gross profit                                    117,237,718           36,414,406      155,864,163     145,150,002     17,445,914
Selling, general and administrative
 expenses, including management
 fee paid to a related company of
 RMB2,035,000 and
 RMB2,035,000 in 1995 and 1996
 respectively (note 16c)                        (31,302,496)         (16,488,878)     (60,819,562)    (38,937,354)    (4,679,970)
                                               ------------          -----------     ------------    ------------    -----------

Operating income                                 85,935,222           19,925,528       95,044,601     106,212,648     12,765,944
Interest income                                     863,151              325,451        3,846,001       3,901,929        468,982
Interest expense                                          -                    -       (2,240,015)     (3,450,585)      (414,734)
                                               ------------          -----------     ------------    ------------    -----------

Income before income taxes                       86,798,373           20,250,979       96,650,587     106,663,992     12,820,192
Income taxes (note 8)                            (2,580,000)            (720,000)      (2,200,000)    (16,535,421)    (1,987,430)
                                               ------------          -----------     ------------    ------------    -----------

Net income                                       84,218,373           19,530,979       94,450,587      90,128,571     10,832,762
                                               ============          ===========     ============    ============    ===========

               See accompanying notes to the financial statements

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


                              STATEMENTS OF EQUITY

                                                      General
                                                    reserve and
                                                    enterprise
                                   Contributed      development       Retained
                                     capital           funds          earnings          Equity
                                  --------------   -------------   --------------   --------------
                                       RMB              RMB             RMB              RMB
                                    (Note 10)        (Note 12)       (Note 13)
Balance at January 1, 1994          475,940,000               -       13,831,773      489,771,773
Net income for the period                     -               -       84,218,373       84,218,373
                                  -------------    ------------    -------------    -------------
Balance at October 31, 1994         475,940,000               -       98,050,146      573,990,146
Net income for the period                     -               -       19,530,979       19,530,979
Appropriation of reserve                      -       4,199,788       (4,199,788)               -
                                  -------------    ------------    -------------    -------------
Balance at December 31, 1994        475,940,000       4,199,788      113,381,337      593,521,125
Net income for the year                       -               -       94,450,587       94,450,587
Appropriation of:
  Reserve                                     -       5,527,483       (5,527,483)               -
  Dividend                                    -               -      (71,611,420)     (71,611,420)
                                  -------------    ------------    -------------    -------------
Balance at December 31, 1995        475,940,000       9,727,271      130,693,021      616,360,292
Net income for the year                       -               -       90,128,571       90,128,571
Appropriation of:
  Reserve                                     -       4,779,655       (4,779,655)               -
  Dividend                                    -               -      (99,559,543)     (99,559,543)
                                  -------------    ------------    -------------    -------------
Balance at December 31, 1996        475,940,000      14,506,926      116,482,394      606,929,320
                                  =============    ============    =============    =============
Converted to US$
Balance at December 31, 1996
  (note 3)                        US$57,204,327    US$1,743,621    US$14,000,288    US$72,948,236
                                  =============    ============    =============    =============

               See accompanying notes to the financial statements

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


                            STATEMENTS OF CASH FLOWS


                                         Ten months          Two months                 Year ended December 31,
                                            ended               ended         -------------------------------------------
                                      October 31, 1994    December 31, 1994       1995           1996           1996
                                      ----------------    -----------------   ------------   ------------   -------------
                                            RMB                  RMB               RMB            RMB             US$
                                                                                                               (Note 3)
CASH FLOWS FROM OPERATING
ACTIVITIES

NET INCOME........................         84,218,373           19,530,979     94,450,587     90,128,571       10,832,761

ADJUSTMENTS TO RECONCILE NET
 INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:
Depreciation and amortization.....         14,840,444            6,063,562     30,115,484     36,630,493        4,402,703
Deferred income taxes.............          2,580,000              720,000      2,200,000      3,500,000          420,673
Allowance for doubtful accounts...                  -                    -        786,740      1,459,963          175,476
Provision for income tax..........                  -                    -              -     13,035,421        1,566,757

CHANGES IN OPERATING ASSETS
AND LIABILITIES:
Accounts receivable...............        (40,321,210)         (26,866,386)    97,194,303     (7,626,399)        (916,634)
Prepayments and deposits..........        (19,072,269)           2,089,933    (11,461,759)   (11,363,578)      (1,365,815)
Inventories.......................        (11,930,272)         (23,200,138)    20,043,860     (7,552,072)        (907,701)
Amounts due from related companies        (47,477,712)          (5,223,518)   (77,218,250)    (7,725,219)        (928,512)
Accounts payable and accrued
 liabilities......................         31,276,709           17,226,020      7,276,109     32,685,096        3,936,291
Employee welfare and incentive
 fund.............................                  -            4,199,788      5,527,483     (3,509,962)        (421,871)
Deposits received from customers..         36,094,489            5,804,093    (61,464,582)             -                -
Amounts due to related companies..        (33,242,589)          15,579,727      9,504,527      2,288,496          275,060
Sales taxes payable...............         34,610,703           (6,847,842)    39,759,438    (28,473,956)      (3,422,350)
                                          -----------          -----------    -----------    -----------      -----------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES.............         51,576,666            9,076,218    156,713,940    113,476,854       13,646,838
                                          -----------          -----------    -----------    -----------      -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES
Purchases of property, plant and
 equipment........................         (2,065,532)          (7,191,395)   (31,927,658)    (8,089,333)        (972,275)
Proceeds from disposals of
 property, plant and equipment....                  -                    -      1,749,823              -                -
                                          -----------          -----------    -----------    -----------      -----------
NET CASH USED IN INVESTING
 ACTIVITIES.......................         (2,065,532)          (7,191,395)   (30,177,835)    (8,089,333)        (972,275)
                                          -----------          -----------    -----------    -----------      -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
New bank loans....................                  -           17,200,000     13,500,000              -                -
Repayment of bank loans...........                  -                    -    (17,200,000)             -                -
Repayment of loans from related
 companies........................         (3,240,000)                   -              -              -                -
Dividend paid.....................                  -                    -    (71,611,420)   (99,494,695)     (11,966,291)
                                          -----------          -----------    -----------    -----------      -----------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES.............         (3,240,000)          17,200,000    (75,311,420)   (99,494,695)     (11,966,291)
                                          -----------          -----------    -----------    -----------      -----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS.................         46,271,134           19,084,823     51,224,685      5,892,826          708,272
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR/PERIOD......          1,465,424           47,736,558     66,821,381    118,046,066       14,188,229
                                          -----------          -----------    -----------    -----------      -----------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR/PERIOD............         47,736,558           66,821,381    118,046,066    123,938,892       14,896,501
                                          ===========          ===========    ===========    ===========      ===========

               See accompanying notes to the financial statements

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


1.   ORGANIZATION AND PRINCIPAL ACTIVITY

     Zhaoqing Blue Ribbon Brewery Noble Ltd. (the "Company") is a Sino-foreign equity joint venture enterprise registered in the People's Republic of China ("PRC") in October 1993 in which Goldjinsheng Holding Limited ("Goldjinsheng") and Zhaoqing Brewery hold 60% and 40% interests, respectively. The venture term of the Company is twenty years which term may be extended upon mutual agreement of the joint venture parties and approval from the relevant PRC government authorities.

     Pursuant to the joint venture agreements and with the approval of the relevant PRC government authorities, the property, plant, equipment and the business of Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Blue Ribbon") an unrelated PRC owned enterprise, were disposed of to Zhaoqing Brewery and then to the Company as capital contribution.

     The Company is principally engaged in the production and sale of beer and beer products in the PRC since commencement of business on November 6, 1993. The Company's principal line of product is Blue Ribbon beer under non exclusive Pabst trademarks which were granted by Blue Ribbon Group (see note 21), an unrelated PRC owned enterprise. Malt, rice, water and packing materials are the major raw materials in the production of Blue Ribbon beer. Effective from July 1995, all beer products produced by the Company were sold to Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing"), which was formed to promote and distribute beverage products. Blue Ribbon Marketing is owned as to 70% by Zhaoqing Brewery which acts as a nominee on behalf of Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery") 60% owned indirectly by CBR Brewing Company, Inc. ("CBR") and 40% by Blue Ribbon Group, and 30% directly by Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group"). The Blue Ribbon Group also owns indirectly 28% of the Blue Ribbon Marketing.

     Goldjinsheng is a wholly owned subsidiary of Noble China Inc., a company listed in the Toronto Stock Exchange and Pabst Blue Ribbon was a subsidiary of the Blue Ribbon Group.

     Zhaoqing Brewery is a wholly owned subsidiary of High Worth Brewery, a Sino-foreign equity joint venture enterprise registered in the PRC in which Blue Ribbon Group and High Worth Holdings Limited, a wholly owned subsidiary of CBR, hold 40% and 60% interests, respectively.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


2.   BASIS OF PRESENTATION

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

     The major adjustments made to the PRC statutory financial statements to conform with the accrual basis under US GAAP include the adjustments for sales, interest income and purchases recognized on a cash basis, depreciation and deferred taxation.

     On October 31, 1994, High Worth Holdings Limited, a wholly-owned subsidiary of CBR Brewing Company, Inc., acquired an effective 60% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in the Company. Accordingly, the Company's statements of income and cash flows were prepared for the ten months ended October 31, 1994 and for the two months ended December 31, 1994 to show the pre-acquisition and the post-acquisition operating results and cash flows of the Company attributable to CBR Brewing Company, Inc. for the period ended December 31, 1994.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING - The financial statements have been prepared under the historical cost convention.

     REVENUE RECOGNITION - Sales represent the invoiced value of goods sold, net of returns and discounts. Sales and sales discounts are recognized upon delivery of goods to customers. Sales returns are recognized upon receipt of goods returned from customers.

     INVENTORIES - Inventories are stated at the lower of cost or market value. Cost, which comprises direct materials, direct labor costs and overhead associated with the manufacturing process, is calculated using the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost less allowance for depreciation and amortization. Cost includes the fair value of property, plant and equipment transferred from Pabst Blue Ribbon.

     Depreciation and amortization are provided using the straight-line method to write off the cost of property, plant and equipment over their estimated useful lives as follows:

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Land use rights.................   20 years
     Buildings.......................   20 years
     Plant, machinery and equipment..   15 years
     Motor vehicles..................   10 years


     According to the laws of the PRC, the title to all PRC land is retained by the PRC government. The land use rights represent the cost for the rights to use the land for premises granted by the State Land Administration Bureau. The land use rights are stated at cost and are amortized over the shorter of the venture term of the Company or the term of the land use right.

     Construction in progress is stated at cost which comprises the direct cost of buildings, plant under construction and deposits and prepayments made on machinery pending installation. Cost comprises the direct costs of construction and installation. No depreciation is provided until the relevant assets have been put into commercial use.

     The Company regularly reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be produced by such assets over their expected useful lives.

     ADVERTISING EXPENSES - Advertising expenses are charged to expense in the statements of income as incurred.

     INCOME TAXES - Income taxes are determined under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or recognized. The effects of tax rate changes on future deferred tax liabilities and deferred tax benefits, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, cash accounts, interest bearing saving accounts, and short-term bank deposits with maturities of three months or less.

     FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange, quoted by the Zhaoqing Foreign Exchange Adjustment Center (the "swap center") for the respective periods. Monetary assets and liabilities denominated in foreign currencies

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued


     have been translated into Renminbi using the rate of exchange quoted by the swap center prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the statement of income for the period in which they occur.

     Translation of amounts from Renminbi ("RMB") into United States dollars ("US$") is for the convenience of the reader only and has been made at the swap center rate as quoted by the People's Bank of China on December 31, 1996 of US$1.00 = RMB8.32. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS - The United States Financial Accounting Standards Board ("FASB") has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that the Company review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 was effective for the Company's fiscal year beginning January 1, 1996. The adoption of this statement did not have a material impact on the Company's financial position or results of operations for the year ended December 31, 1996. The FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company was required to adopt SFAS No. 123 for the fiscal year beginning January 1, 1996. This statement establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the fair value accounting provisions of this statement had been adopted. The Company adopted only the disclosure requirements of SFAS No. 123; therefore such adoption had no effect on the Company's financial position or results of operations for the fiscal year ended December 31, 1996.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


4.   ACCOUNTS RECEIVABLE

     Accounts receivable comprises:
                                                                                 1995           1996
                                                                              -----------    -----------
                                                                                  RMB            RMB
     Accounts receivables - trade.......................                        1,843,563      9,469,962
     Less: Allowance for doubtful accounts..............                         (786,740)    (2,246,703)
                                                                              -----------    -----------

                                                                                1,056,823      7,223,259
                                                                              ===========    ===========
     Movement of allowance for doubtful accounts:

     Balance as at January 1............................                                -        786,740
     Provided during the year...........................                          786,740      1,459,963
                                                                              -----------    -----------

     Balance as at December 31..........................                          786,740      2,246,703
                                                                              ===========    ===========

5.   INVENTORIES
                                                                                 1995           1996
                                                                              -----------    -----------
                                                                                  RMB            RMB

     Raw materials.....................................                        20,296,779     30,136,756
     Work in progress..................................                        11,334,431      8,247,938
     Finished goods....................................                         1,394,669      2,193,257
                                                                              -----------    -----------

                                                                               33,025,879     40,577,951
                                                                              ===========    ===========

6.   PROPERTY, PLANT AND EQUIPMENT
                                                                                 1995           1996
                                                                              -----------    -----------
                                                                                  RMB            RMB
     At cost:
      Land use rights and buildings.....................                      157,686,309    162,700,681
      Plant, machinery and equipment....................                      349,397,573    354,772,134
      Motor vehicles....................................                        3,727,084      5,991,280
      Construction in progress..........................                        4,563,796              -
                                                                              -----------    -----------

      Total.............................................                      515,374,762    523,464,095
      Less: Accumulated depreciation and amortization...                      (53,352,907)   (89,983,400)
                                                                              -----------    -----------

                                                                              462,021,855    433,480,695
                                                                              ===========    ===========

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


7.   BANK LOANS

     The short-term bank loans as at December 31, 1996 were collaterized by certain property, plant and equipment of the Company, bore fixed interest rates of 13.3% and 13.2% in 1995 (1994: 11.0%) and 12.3% in 1996 and are
     wholly repayable in 1997. The weighted average interest rates as of December 31, 1995 and 1996 are 13.3% and 12.3% per annum, respectively.

     There are no significant covenants or financial restrictions relating to the Company's short-term bank borrowings. Details of assets pledged by the Company are described in note 20.


8.   INCOME TAXES

     The Company is governed by the Income Tax Laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various rules and regulations (the "Income Tax Laws"). Pursuant to the Income Tax Laws, foreign investment enterprises engaging in a production business located in Zhaoqing are subject to income tax at the rate of 27% on income as reported in its statutory financial statements.

     Pursuant to the Income Tax Laws, if the investor of a foreign investment enterprise reinvests its share of distributed profits from the enterprise, the investor is entitled to receive a tax refund of the income tax paid on the reinvested amount.

     With a tax concession obtained from the tax authority, the Company is exempt from income taxes for the two financial years commencing with its first profitable year of operations, and thereafter with a 50% reduction for the next three financial years. Based on its local statutory financial statements, the Company has attained its first profitable year of operations for the financial year ended December 31, 1993. As the Company only earned profits for two months in 1993, the Company has applied for an extension of the tax holiday period to 1995 which was approved by the PRC tax authority. Accordingly, no current income taxes were provided by the Company for the ten months ended October 31, 1994, the two months ended December 31, 1994 and the year ended December 31, 1995. For the year ended December 31, 1996, current income taxes based on the 50% reduction rule were provided.

     The provision for deferred income taxes is based on the liability method prescribed by Statement of Financial Accounting Standards No. 109. The Company's temporary differences mainly represented the accelerated depreciation allowances provided on property, plant and equipment.

     The reconciliation of the effective income tax rates of the Company to the relevant statutory income tax rate in the PRC is an follows:

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


                                    Ten months       Two months          Year             Year
                                       ended           ended            ended            ended
                                    October, 31     December 31,     December 31,     December 31,
                                       1994             1994             1995             1996
                                   -------------   --------------   --------------   --------------

     Statutory tax rate.........         33%              33%              27%              27%
     Tax holiday................        (33%)            (33%)            (27%)            (15%)
     Accelerated depreciation
      allowances................          3%               4%               3%               4%
     Change in tax rate.........          -                -               (1%)              -
                                       ----             ----             ----             ----

     Effective tax rate.........          3%               4%               2%              16%
                                       ====             ====             ====             ====

     The aggregate income tax benefit from the tax exemption and reduction status for the ten months ended October 31, 1994, the two months ended December 31, 1994 and the years ended December 31, 1995 and 1996 amounted to approximately RMB28,644,000, RMB6,683,000, RMB26,100,000 and
     RMB16,000,000, respectively.


9.   SALES TAXES

     Effective from January 1, 1994, the Company is subject to three kinds of sales taxes, being the value added tax ("VAT"), the consumption tax and other sales taxes. The applicable VAT rate is 17% for brewery products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant invoices in support. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not expensed to the statement of income. The applicable consumption tax rate in respect of brewery products is RMB220 per ton. The consumption tax expensed to the statement of income is determined based on the volume of sales within the PRC. Exported goods are exempt. The other sales taxes are assessed as a percentage of consumption tax and VAT.


10.  CONTRIBUTED CAPITAL

     The Company was registered with a capital of US$50,000,000. At the balance sheet date, a total of RMB475,940,000 was contributed by the joint venture parties.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


11.  FOREIGN CURRENCY EXCHANGE

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

     On January 1, 1994, the PRC government abolished the dual exchange rate system, comprising the official rates and the swap center rates, and introduced a single rate of exchange as quoted by the People's Bank of China. The unified exchange rate is quoted at levels similar to those quoted by the swap centers. However, the unification of exchange rates does not imply full convertibility of Renminbi into United States dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies or the swap centers at the exchange rates quoted by the People's Bank of China. In April 1994, the National Foreign Exchange Trading Center in Shanghai (the "exchange center") commenced operations. Enterprises operating in the PRC can enter into exchange transactions at the exchange center through the Bank of China or other authorized institutions. Payments for imported materials and remittances of earnings outside the PRC are subject to the availability of foreign currency which are dependent on the foreign currency denominated earnings of the Company or must be arranged through the exchange center. Approval for exchange at the exchange center is granted to enterprises in the PRC for valid reasons such as purchases of imported materials and remittances of earnings. While conversion of Renminbi into United States dollars or other foreign currencies can generally be effected at an exchange center, there is no guarantee that it can be effected at all times.

     Effectively July 1, 1996, the PRC government began to take steps to make its currency fully convertible on a "current account" basis. This will allow foreign-funded enterprises, whether wholly owned or joint ventures with Chinese, to buy and sell foreign exchange in banks for purposes of trade, services, debt repayment and profit repatriation. The "current account" measures the flow of money into and out of a nation, including the net balance on trade in goods and services, plus remittances.

     The unified exchange rates of the RMB equivalent of US$1.00 as of December 31, 1994, 1995 and 1996 were 8.45, 8.32 and 8.32, respectively.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


12.  GENERAL RESERVE AND ENTERPRISE DEVELOPMENT FUNDS

     As stipulated by the relevant laws and regulations for foreign investment enterprises, the Company is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund are charged to the statement of income. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the Company. Under the joint venture agreement, the board of directors shall determine the appropriations by regard to the economic situation of the Company. The percentage of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund for 1996 has already been determined by the board of directors and the appropriation has been reported in the statutory financial statements.


13.  RETAINED EARNINGS

     As described in note 2, the net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make profit distributions in foreign currency to the extent it is available. Otherwise, it will be necessary to convert such distributions at an exchange center. At December 31, 1995 and 1996, the retained earnings available for distribution amounted to approximately RMB99,593,000 and RMB86,034,000, respectively.


14.  ADVERTISING EXPENSES

     The Company incurred advertising expenses of RMB13,986,841, RMB3,168,384, RMB25,517,797 and RMB3,298,054 for the ten months ended October 31, 1994, the two months ended December 31, 1994 and the years ended December 31, 1995 and 1996, respectively.


15.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

     Interest paid during the years ended December 31, 1995 and 1996 was RMB2,240,015 and RMB3,450,585, respectively. No interest was paid during 1994.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


16.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

     (a)  Amounts due from related companies

          The amounts receivable from related companies mainly represented the receivable balances from companies of the Blue Ribbon Group, High Worth Brewery, (Zhaoqing Brewery in 1995) Goldjinsheng Holding Limited and Blue Ribbon Marketing amounting to approximately RMB12.9 million, RMB0.5 million, RMB0.3 million and RMB154.9 million, respectively, for 1995 and RMB9.1 million, RMB0.2 million, RMB0.1 million and RMB167 million, respectively, for 1996.

          The balance with Blue Ribbon Group principally represented expenses paid on its behalf by the Company.

          The balances with High Worth Brewery and Goldjinsheng Holding Limited principally represented payment of expenses on their behalf.

          The balance with Blue Ribbon Marketing was operating in nature and principally represented accounts receivable from sales of finished goods. Subsequent to the balance sheet date, a total amount of approximately RMB46 million has been repaid by Blue Ribbon Marketing.

          The amounts receivable from related companies are unsecured, interest-free and repayable on demand.

     (b)  Amounts due to related companies

          As of December 31, 1995 and 1996, the amounts due to related companies principally represented balances arising from the purchases of raw materials from American National Can (Zhaoqing) Co., Ltd. and Zhaoqing Blue Ribbon Carton Manufacturing Co. in which Blue Ribbon Group has equity interests.

          The balances were unsecured, interest-free and repayable on demand.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


16.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

     (c)  Related party transactions

          The Company had transactions with companies in which Blue Ribbon Group or High Worth Brewery have equity interests. These significant transactions are summarised below:

                                     Ten months     Two months        Year           Year
                                        ended         ended          ended          ended
                                     October, 31   December 31,   December 31,   December 31,
                                        1994           1994           1995           1996
                                     -----------   ------------   ------------   ------------
     Sales of beer products to
     Blue Ribbon Marketing........             -              -    327,805,406    695,150,225

     Purchases of raw materials
     from American National
     Can (Zhaoqing) Co., Ltd......    59,339,382     19,225,776     78,818,909     94,037,194

     Purchases of raw materials
     from Zhaoqing Blue
     Ribbon Carton
     Manufacturing Co.............    11,819,385      4,297,958     12,536,576     23,307,386

     Royalty fee paid to Blue
     Ribbon Group.................     9,755,178      3,327,093     15,434,144     15,106,029

     Management fee paid to
     Blue Ribbon Group............             -              -      2,035,000      2,035,000
                                      ==========     ==========    ===========   ============

17.  RETIREMENT PLAN

     As stipulated by the PRC government regulations, the Company has defined contribution retirement plans for all its permanent staff. The Company and its staff are required to contribute to the PRC insurance companies organized by the PRC government which are responsible for the payment of pension benefits to retired staff. Prior to June 30, 1994, the monthly contribution of the Company was calculated at 9.3% of the basic salary of the permanent staff and the monthly contribution of each permanent staff was RMB2. Effective from July 1, 1994, the monthly contributions of the Company and the permanent staff were calculated at 14.6% and 2%, respectively of the basic salary of the permanent staff. The pension costs expensed by the Company for the ten months ended October 31, 1994, the two months ended December 31, 1994 and the years ended December 31, 1995 and 1996 amounted to RMB226,987, RMB45,400, RMB472,371 and RMB337,760,
     respectively.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


18.  FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments approximate their fair values because of the short maturity of such instruments.


19.  CONCENTRATION OF RISKS

     The Company's operating assets and primary source of income and cash flow are in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in government policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

     As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

     All the Company's revenue are wholly derived from the sale of Pabst Blue Ribbon beer.

     The Company sold 45% and 100% of its products to Blue Ribbon Marketing in 1995 and 1996, respectively and recognizes its heavy dependence on the sales to the related company.

     The Company currently uses foreign currency to pay for imported raw materials and its dividend. For details of foreign currency risks, please refer to note 11.

     The financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable from customers and related companies. Cash is maintained with major banks in the PRC. The Company's business activity is with customers and related companies in the PRC. The Company periodically performs credit analysis and

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


19.  CONCENTRATION OF RISKS - continued

     monitors the financial condition of its customers and related companies in order to minimize credit risk.

     In November 1996, the Company awared that Blue Ribbon Group had established a wholly-owned subsidiary in Le Shang City, Sichuan Province of the PRC, with an intention to convert a brewery with an annual production capacity of 20,000 metric tons, (the "Sichuan Brewery"), into a brewing complex for the production of Pabst Blue Ribbon beer in 1997.

     In the event that Blue Ribbon Group is able to successfully assert its position and commence the production of Pabst Blue Ribbon beer in the Sichuan Brewery, the Company would face competition from Blue Ribbon Group in the PRC. As a result, the Company's business could be adversely affected.


20.  PLEDGE OF ASSETS

     Land use rights and buildings and certain plant, machinery and equipment of the Company with a net book value amounting to RMB148,178,817 and RMB138,497,516 as at December 31, 1995 and 1996, respectively, were collateralized to secure bank borrowings of RMB13,500,000.


21.  COMMITMENTS AND CONTINGENCIES

     Blue Ribbon Group entered into licensing arrangements with Pabst Brewing Company whereby Blue Ribbon Group was granted the exclusive right to produce and market products under four specific Pabst trademarks in the PRC, the non-exclusive right to market such products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the trademarks to any other enterprise in the PRC.

     Pursuant to the terms of the sublicense agreement, the Company was granted by Blue Ribbon Group the right to use the two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The production right of the Company however is confined exclusively for the Guangdong Province only and it does not preclude High Worth Brewery's production rights in Guangdong as described in (a) and (b) below.

     The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, the Company is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


21.  COMMITMENTS AND CONTINGENCIES - continued

     A provisional agreement, subject to governmental approval, was made among CBR Brewing Company, Inc. and its subsidiary, the group companies of Noble China Inc., a company incorporated in Canada and Blue Ribbon Group on May 10, 1995 to the effect that:

     (a) High Worth Brewery was entitled to be granted from Blue Ribbon Group the right to brew and sell beer under the Pabst Blue Ribbon label produced in its brewing facilities up to a maximum production capacity of 100,000 tons per annum.

     (b) High Worth Brewery and/or companies that High Worth Brewery has an interest in are entitled to be granted a sublicense from Blue Ribbon Group with the right to produce and sell beer under the Pabst Blue Ribbon label in the Guangdong Province of the PRC ("Additional Facility") to a maximum production capacity of 300,000 tons per annum.

          In the event that High Worth Brewery desires to obtain sublicense for any Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

     (c) A proposed new marketing company ("New Marketing Company"), owned as to 8% by Blue Ribbon Group, 52% by High Worth Brewery and 40% by Goldjinsheng, shall be formed to handle and organize the sales of Pabst Blue Ribbon beer produced by Zhaoqing Brewery and the Blue Ribbon Noble. Each of Zhaoqing Brewery and the Blue Ribbon Noble will create a separate distribution company or division of their own. The distribution company of Zhaoqing Brewery will have the sole right to acquire 100% of the production of Zhaoqing Brewery and 40% of the production of the Blue Ribbon Noble; whilst the distribution company of the Blue Ribbon Noble will have the sole right to acquire 60% of the production of the Blue Ribbon Noble. The respective distribution companies will appoint the New Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in the PRC.

     Another agreement was made among Goldjinsheng, Blue Ribbon Group and the Company on May 10, 1995 to the effect that the Company agreed to pay Blue Ribbon Group management fees of RMB2,035,000 per annum for a period of five years commencing January 1, 1995 (see note 16(c).

     The Company has commitments of approximately, RMB32,010,000 for capital expenditure in respect of property, plant and equipment at December 31, 1996.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                (Registered in the People's Republic of China)


21.  COMMITMENTS AND CONTINGENCIES - continued

     For contingencies relates to foreign currency exchange risk and concentration of risks, see notes 11 and 19.


22.  POST BALANCE SHEET EVENTS

     (a) Subsequent to the balance sheet date, certain allegations were raised against the Company by the former chairman and CEO of Noble China Inc. concerning irregularities on the financial statements of the Company in previous years. Having considered the Company's position and on the advice of legal counsel, the directors of the Company are of the opinion that the allegations were of no substance and, accordingly, will not have any material adverse effect to the Company.

     (b) In April 1997, the Sichuan Brewery commenced the production and sale of Pabst Blue Ribbon beer. The Company currently estimates that the Sichuan Brewery will produce from 16,000 to 18,000 metric tons of Pabst Blue Ribbon beer in 1997. In the same month, in order to facilitate the efficient distribution and sale of Pabst Blue Ribbon beer in the PRC, the Blue Ribbon Marketing and the Sichuan Brewery entered into a Memorandum of Understanding. The Memorandum of Understanding requires the Sichuan Brewery to sell all of its production of Pabst Blue Ribbon beer to the Blue Ribbon Marketing at mutually agreed ex-factory prices, and grants Blue Ribbon Marketing the right to regulate production to reflect market demand.

          To the extent that the production of Pabst Blue Ribbon beer by the Sichuan Brewery causes a commensurate reduction in beer production and sales by the Company, the Company's results of operations could be adversely affected. The Company currently estimates that the Sichuan Brewery's 1997 production volume will represent approximately 8% of the Company's budgeted volume of sales in 1997.

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