Form 10-Q
period 1997-03-31
CBR BREWING CO INC
filed 1997-09-09
CIK 846012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997
                                    --------------

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from __________ to ____________

                       Commission File Number  33-26617A
                                              -----------

                           CBR BREWING COMPANY, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                   65-0145422
- -------------------------------               ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)


     433 North Camden, Suite 1200
     Beverly Hills, California                          90210
- ----------------------------------------           ----------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (310) 274-5172
                                                    --------------

                                Not applicable
- ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X        No
                                   -----


     As of March 31, 1997, the Company had 5,000,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

Total sequentially numbered pages in this document:  23.

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                  -------------------------------------------

                                     INDEX
                                     -----


PART I    FINANCIAL INFORMATION

  Item 1  Financial Statements

          Condensed Consolidated Balance Sheets (unaudited) -
          March 31, 1997 and December 31, 1996

          Condensed Consolidated Statements of Income (unaudited) - Three months ended March 31, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows (unaudited)
          - Three months ended March 31, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements
          (unaudited) - Three months ended March 31, 1997 and 1996


  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

  Item 6  Exhibits and Reports on Form 8-K



SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                               March 31, 1997       December 31, 1996
                                       --------------------------  -----------------------
                                            RMB          USD          RMB          USD
                                       ------------   -----------  ----------   ----------
ASSETS
Current assets:
  Cash                                   34,176,911     4,107,802    39,709,594    4,772,788
  Accounts and bills receivable         247,148,732    29,705,376   207,499,153   24,939,802
  Inventories (Note 3 )                  95,049,108    11,424,172    87,549,836   10,522,817
  Amounts due from related
      companies                          31,269,033     3,758,297    33,089,333    3,977,083
  Prepayments, deposits and other
      receivables                        25,747,106     3,094,604    17,779,904    2,137,008
                                        -----------   -----------   -----------   ----------

  Total current assets                  433,390,890    52,090,251   385,627,820   46,349,498

Interest in an associated
  company (Note 5)                      232,014,044    27,886,303   216,984,220   26,079,834

Property, plant and equipment, net      217,618,959    26,156,125   223,890,108   26,909,869
                                        -----------   -----------   -----------   ----------

  Total assets                          883,023,893   106,132,679   826,502,148   99,339,201
                                        ===========   ===========   ===========   ==========


                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)  (CONTINUED)

                                                March 31, 1997            December 31, 1996
                                           -------------------------   ------------------------
                                               RMB           USD           RMB          USD
                                           -----------   -----------   -----------   ----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                           40,500,000     4,867,789    40,500,000    4,867,789
  Capital lease obligations                  7,204,659       865,945     9,034,742    1,085,907
  Accounts payable
    and accrued liabilities                117,446,047    14,116,111   104,207,246   12,524,909
  Customer deposits                          4,560,000       548,077    59,003,600    7,091,779
  Amounts due to related companies          32,206,635     3,870,990    21,357,655    2,567,026
  Amount due to an associated company      236,975,850    28,482,674   166,501,751   20,012,230
  Income taxes payable                         260,000        31,250       260,000       31,250
  Sales taxes payable                       64,256,703     7,723,161    63,904,235    7,680,798
  Deferred tax liabilities                   6,173,000       741,947     4,413,000      530,409
                                           -----------   -----------   -----------   ----------

  Total current liabilities                509,582,894    61,247,944   469,182,229   56,392,097
                                           -----------   -----------   -----------   ----------

Long term liabilities:
  Capital lease obligations                 15,862,549     1,906,556    15,862,549    1,906,556
                                           -----------   -----------   -----------   ----------

Minority interests                         126,997,254    15,264,093   120,073,940   14,431,964
                                           -----------   -----------   -----------   ----------

Shareholders' advances and
shareholders' equity:

Advances from shareholders (Note 4)         73,794,948     8,869,585    73,794,948    8,869,585
                                           -----------   -----------   -----------   ----------

Common stock
  - Class A, US$0.0001 par value,
      90,000,000 shares authorized,
      5,000,013 shares outstanding               4,265           513         4,265          513
  - Class B, US$0.0001 par value,
      10,000,000 shares authorized,
      3,000,000 shares outstanding               2,559           307         2,559          307
Additional paid-in capital                 104,030,194    12,503,629   104,030,194   12,503,629
General reserve and enterprise
  development funds                          4,823,561       579,754     4,823,561      579,754
Retained earnings                           47,925,669     5,760,298    38,727,903    4,654,796
                                           -----------   -----------   -----------   ----------

  Total shareholders' equity               156,786,248    18,844,501   147,588,482   17,738,999
                                           -----------   -----------   -----------   ----------

  Total shareholders' advances and
    shareholders' equity                   230,581,196    27,714,086   221,383,430   26,608,584
                                           -----------   -----------   -----------   ----------

  Total liabilities and
    shareholders' equity                   883,023,893   106,132,679   826,502,148   99,339,201
                                           ===========   ===========   ===========   ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months Ended        Three Months Ended
                                                    March  31, 1997            March 31,  1996
                                              ----------------------------   -------------------
                                                   RMB            USD                RMB
                                              -------------   ------------   -------------------

Sales, including sales to related
 companies of RMB 3,999,762 and nil
 in 1997 and 1996, respectively                316,939,176     38,093,651           283,593,693
Sales taxes                                     (6,043,660)      (726,401)           (6,061,927)
                                              ------------    -----------          ------------

Net sales                                      310,895,516     37,367,250           277,531,766
Cost of sales, including inventory
 purchased from related companies of
 RMB 176,898,774 (USD 21,261,872) and
 RMB 208,359,816 (USD 25,043,247) in
 1997 and 1996, respectively; and
 royalty fee paid to a related company
 of RMB 1,861,485 (USD 223,736) and
 RMB 1,776,886 (USD 213,568) in 1997
 and 1996, respectively                       (256,173,915)   (30,790,134)         (234,024,544)
                                              ------------    -----------          ------------

Gross profit                                    54,721,601      6,577,116            43,507,222

Selling, general and administrative
 expenses, including management fee
 paid to a related company of RMB 945,000
 and RMB 945,000 in 1997 and 1996,
 respectively                                  (48,543,678)    (5,834,577)          (36,553,484)
                                              ------------    -----------          ------------

Operating income                                 6,177,923        742,539             6,953,738
Foreign exchange gains (losses)                     78,138          9,392               (10,589)
Other expense:
 Interest expense, including interest
   paid to related companies of
   RMB 1,687,808 (USD 202,862)
   and RMB 3,710,288 (USD 444,879)
   in 1997 and 1996, respectively               (3,404,805)      (409,231)           (5,820,401)
                                              ------------    -----------          ------------

Income before income taxes                       2,851,256        342,700             1,122,748
Income taxes                                    (1,760,000)      (211,538)             (250,000)
                                              ------------    -----------          ------------

Income before equity in
 earnings of an associated company               1,091,256        131,162               872,748

Equity in earnings
 of an associated company                       15,029,824      1,806,469             4,011,244
                                              ------------    -----------          ------------

Income before minority interests                16,121,080      1,937,631             4,883,992
Minority interests                              (6,923,314)      (832,129)           (1,212,155)
                                              ------------    -----------          ------------

Net income for the period                        9,197,766      1,105,502             3,671,837
                                              ============    ===========          ============

Net income per common share                           1.14           0.13                  0.46
                                              ============    ===========          ============

Weighted average
 shares of common stock                          8,000,013      8,000,013             8,000,013
                                              ============    ===========          ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Three Months Ended      Three Months Ended
                                                        March  31, 1997         March 31,  1996
                                                     -----------------------   -----------------
                                                         RMB          USD             RMB
                                                     -----------  ----------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            9,197,766     1,105,502      3,671,837

Adjustments to reconcile net income
  to net cash provided by (used in) operating
  activities:
  Allowance for doubtful accounts                     4,110,000       493,990        760,000
  Depreciation and amortization                       8,499,434     1,021,567      6,015,822
  Foreign exchange (gains) losses                       (78,138)       (9,392)        10,589
  Minority interests                                  6,923,314       832,129      1,212,155
  Equity in earnings of an associated company       (15,029,824)   (1,806,469)    (4,011,244)
  Income taxes payable                                1,760,000       211,538        250,000
                                                    -----------    ----------    -----------
                                                     15,382,552     1,848,865      7,909,159

Changes in operating assets and liabilities:
(Increase) decrease in-
  Accounts and bills receivable                     (43,759,579)   (5,259,565)    (6,289,070)
  Inventories                                        (7,499,272)     (901,355)   (28,963,309)
  Amounts due from related companies                  1,820,300       218,786     33,597,307
  Prepayments, deposits and other receivables        (7,967,202)     (957,596)    (6,791,024)
Increase (decrease) in -
  Accounts payable and accrued liabilities           13,238,801     1,591,202     47,989,692
  Customer deposits                                 (54,443,600)   (6,543,702)   (17,809,626)
  Amount due to an associated company                70,474,099     8,470,445     (3,475,759)
  Sales taxes payable                                   352,468        42,364      4,615,971
                                                    -----------    ----------    -----------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                (12,401,433)   (1,490,556)    30,783,341
                                                    -----------    ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment         (2,150,147)     (258,431)   (46,710,710)
                                                    -----------    ----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                (2,150,147)     (258,431)   (46,710,710)
                                                    -----------    ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New bank borrowings                                         -             -      2,000,000
  Increase in amounts due to related companies       10,848,980     1,303,964     14,607,374
  Repayment of capital lease obligations             (1,830,083)     (219,963)             -
                                                    -----------    ----------    -----------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                            9,018,897     1,084,001     16,607,374
                                                    -----------    ----------    -----------

Net increase (decrease) in cash                      (5,532,683)     (664,986)       680,005

Cash at beginning of period                          39,709,594     4,772,788     57,448,305
                                                    -----------    ----------    -----------

Cash at end of period                                34,176,911     4,107,802     58,128,310
                                                    ===========    ==========    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


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
- -------------------
business of the Company was devoted to seeking potential acquisition or merger opportunities. On December 16, 1994, the Company acquired all of the outstanding shares of capital stock of High Worth Holdings, Ltd., a British Virgin Islands corporation ("Holdings"), from Oriental Win Holdings Ltd. ("Oriental Win") and Goldchamp Ltd. ("Goldchamp") in exchange for 3,960,000 shares and 240,000 shares of the Company's Class A Common Stock issued to Oriental Win and Goldchamp, respectively, and 3,000,000 shares of the Company's Class B Common Stock issued to Oriental Win. Subsequently, on October 14, 1996, Oriental Win transferred the 3,960,000 shares of Class A Common Stock and the 3,000,000 shares of Class B Common Stock to its shareholders. As a result, West Coast Star Enterprises Ltd., as the 60% shareholder of Oriental Win, became the Company's controlling shareholder. The shares of Class B Common Stock carry two votes per share but are otherwise equivalent to the Class A Common Stock. In addition, the Company issued an aggregate of 600,000 shares of Class A Common Stock to various parties for consulting services in connection with the acquisition. The shares of Class A and Class B Common Stock issued in conjunction with the acquisition represent approximately 98.1% of the issued and outstanding shares of the Company, after all shares were issued and a 1-for-22 reverse stock split which was effected on November 22, 1994.

The Company, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). Holdings is a holding company that was formed solely to effect the acquisition of Zhaoqing Blue Ribbon High Worth Brewery, Ltd., a Sino-foreign joint venture ("High Worth JV"), which was registered in the PRC on July 2, 1994, in which Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon") owns a 40% interest and Holdings owns a 60% interest.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE 1   --   ORGANIZATION AND BASIS OF PRESENTATION (continued)

Holdings owns a 60% interest in High Worth JV, a Sino-foreign joint venture. High Worth JV holds certain licensing rights for Pabst Blue Ribbon beer and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"). High Worth JV also owns 100% of a PRC holding company ("Zhaoqing Brewery HC"). Zhaoqing Brewery HC owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"), which owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. Goldjinsheng Holdings Ltd., a wholly-owned subsidiary of Noble China Inc., an unaffiliated company, owns the other 60% interest in Noble Brewery. In addition, Zhaoqing Brewery HC owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the "Marketing Company"), which was formed in February 1995 to conduct the distribution, marketing and promotion throughout China of the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. The remaining 30% interest in the Marketing Company is directly owned by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company, resulting in the Company owning a 42% net interest in the Marketing Company. The Company owns effective interests of 60% in Zhaoqing Brewery and 24% in Noble Brewery. The brewery operations are located in Zhaoqing City, which is situated approximately 100 miles from Hong Kong in the Guangdong Province of China.

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

The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE 1   --   ORGANIZATION AND BASIS OF PRESENTATION  (continued)

Apart from the investment in High Worth JV which was partly financed by a loan from Oriental Win, Holdings has no other significant assets or liabilities. On October 31, 1994, prior to the reverse acquisition effective December 16, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery HC, including Zhaoqing Brewery's 40% interest in Noble Brewery, for approximately
USD20,000,000.   Prior to the acquisition of the Zhaoqing Brewery HC by High
Worth JV, Zhaoqing Brewery HC was a wholly-owned subsidiary of Guangdong Blue Ribbon.

For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 16, 1994 are those of Holdings.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The acquisition on October 31, 1994 of Zhaoqing Brewery HC, including Zhaoqing Brewery HC's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. Since High Worth JV had no operations prior to this acquisition, consolidated financial statements have been prepared commencing October 31, 1994, to reflect the post-acquisition consolidated results of the operations of Zhaoqing Brewery and Noble Brewery attributable to the Company. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1996 and March 31, 1997. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties are adequate to satisfy the Company's working capital requirements for the foreseeable future.

Certain prior period amounts have been reclassified to conform with the current year's presentation.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE 1   --   ORGANIZATION AND BASIS OF PRESENTATION  (continued)

The Company's share capital is denominated in United States dollars ("USD") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

Translation of amounts from RMB into United States dollars ("USD") for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on March 31, 1997, of USD1.00 = RMB8.32. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other rate.


NOTE 2   --    COMMENTS

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996, and the changes in cash flows for the three months ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1997 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

The calculation of net income per share is based on the weighted average number of shares of Class A and Class B Common Stock issued and outstanding during each respective period.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE 3 -- INVENTORIES


Inventories consisted of the following at March 31, 1997 and December 31, 1996:

                                  March  31, 1997            December  31, 1996
                               ------------------------   -----------------------
                                  RMB          USD           RMB          USD
                               ----------   -----------   ----------   ----------
 Raw  materials                35,905,526     4,315,568   30,935,530    3,718,213
 Work in progress               9,494,402     1,141,154    6,224,036      748,081
 Finished goods                49,649,180     5,967,450   50,390,270    6,056,523
                               ----------    ----------   ----------   ----------
                               95,049,108    11,424,172   87,549,836   10,522,817
                               ==========    ==========   ==========   ==========

NOTE 4   --   ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in Holdings. As of March 31, 1997 and December 31, 1996, advances from such shareholders, West Coast Star Enterprises Ltd., Mapesbury Limited, Redcliffe Holdings Ltd. and Oriental Win were approximately RMB39,900,000, RMB13,300,000, RMB13,300,000 and RMB7,300,000, respectively.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE 5   --   INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary as follows :

                                                    RMB
                                                ------------
     Unlisted investment, at cost,
      October 31, 1994                          209,361,595

     The Company's share of earnings and
      dividends of an associated company :
      Earnings -
      Two months ended December 31, 1994          7,812,392
      For the year ended December 31, 1995       34,213,058
      For the year ended December 31, 1996       34,039,622
      Three months ended March 31, 1997          15,029,824
      Dividends -
      Declared and paid during 1995             (28,644,569)
      Declared and paid during 1996             (39,797,878)
                                                -----------

      Unlisted investment, March 31, 1997       232,014,044
                                                ===========

The condensed statements of operations of Noble Brewery for the three months ended March 31, 1997 and 1996 are as follows :


                                   Three Months Ended      Three Months Ended
                                    March  31, 1997          March 31, 1996
                                ------------------------   ------------------
                                    RMB          USD              RMB
                                -----------   ----------   ------------------

 Net sales                      167,182,547   20,094,056          162,053,518
                                ===========   ==========          ===========

 Net income                      31,668,967    3,806,366           16,762,785
                                ===========   ==========          ===========

 The Company's share
  of net income after
  adjustment of unrealized
  intercompany profit            15,029,824    1,806,469            4,011,244
                                ===========   ==========          ===========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE 6   --   PRODUCTION BY GUANGDONG BLUE RIBBON

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

Since the Marketing Company is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors, the sale of the Sichuan Brewery's production by the Marketing Company is not expected to have a material effect on consolidated results of operations. However, to the extent that the production of Pabst Blue Ribbon beer by the Sichuan Brewery causes a commensurate reduction of beer production and sales by Zhaoqing Brewery and/or Noble Brewery, the Company's consolidated results of operations could be adversely affected. The Company currently estimates that the Sichuan Brewery's 1997 production will represent approximately 6% of the Company's total 1997 sales.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview:

     Effective December 16, 1994, the Company acquired Holdings, which, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in China. Holdings is a holding company which was formed solely to effect the acquisition of a 60% interest in High Worth JV. On October 31, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery HC, including Zhaoqing Brewery HC's 40% interest in Noble Brewery.

     The acquisition of Zhaoqing Brewery HC, including Zhaoqing Brewery HC's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments, commencing October 31, 1994, to reflect the post-acquisition consolidated results of operations of Zhaoqing Brewery and Noble Brewery attributable to the Company.

     For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 16, 1994 are those of Holdings.

     During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer in China. Prior to November 1996, the Marketing Company also sold mineral water and non-carbonated soft drinks bearing the Blue Ribbon label produced by Guangdong Blue Ribbon. Zhaoqing Brewery HC owns a 70% interest and Guangdong Blue Ribbon directly owns a 30% interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company, resulting in the Company owning a 42% net interest in the Marketing Company. Commencing April 1997, the Marketing Company also began purchasing the Sichuan Brewery's production of Pabst Blue Ribbon beer for distribution. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis.

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

Recent Event:

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

     Since the Marketing Company is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors, the sale of the Sichuan Brewery's production by the Marketing Company is not expected to have a material effect on consolidated results of operations. However, to the extent that the production of Pabst Blue Ribbon beer by the Sichuan Brewery causes a commensurate reduction of beer production and sales by Zhaoqing Brewery and/or Noble Brewery, the Company's consolidated results of operations could be adversely affected. The Company currently estimates that the Sichuan Brewery's 1997 production will represent approximately 6% of the Company's total 1997 sales.

     As the Company and Guangdong Blue Ribbon are the only entities that can produce Pabst Blue Ribbon beer in China outside of Guangdong Province, the Company is now seeking expansion and cooperation opportunities to extend its brewing operation into other provinces either with Guangdong Blue Ribbon or with other local strategic brewers.

Business:

     Pabst Blue Ribbon beer is distributed and sold throughout China. In general, the beer market in China is still undergoing a rapid growth stage. There is a substantial difference in the price at which local or regional beer is sold in China as compared to the price of foreign or premium brands of beer. Generally, a 640 ml. bottle of local or regional beer would typically sell for 1 - 2 RMB, as compared to a foreign or premium beer which would sell for 4 - 6 RMB.

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

Consolidated Results of Operations:

Three Months Ended March 31, 1997 and 1996  -

     Sales: During the three months ended March 31, 1997, Zhaoqing Brewery produced 19,580 metric tons and sold 18,865 metric tons of beer, of which 361 metric tons (1.9%) were local brand beer and 18,504 metric tons (98.1%) were Pabst Blue Ribbon beer. During the three months ended March 31, 1996, Zhaoqing Brewery produced 18,631 metric tons and sold 18,569 metric tons, of which 498 metric tons (2.7%) were local brand beer and 18,071 metric tons (97.3%) were Pabst Blue Ribbon beer. Total beer sold increased by 296 metric tons or 1.6% from 1996 to 1997.

     During the three months ended March 31, 1997, Noble Brewery produced 38,100 metric tons and sold 36,492 metric tons of beer, as compared to 36,744 metric tons of beer produced and 36,777 metric tons of beer sold for the three months ended March 31, 1996. Total beer sold decreased by 285 metric tons or 0.8% from 1996 to 1997, as a result of the regulation of sales by the Marketing Company, which purchases beer from the two breweries in accordance with their respective production capacities.

     For the three months ended March 31, 1997, net sales, all of which were conducted through the Marketing Company, were RMB 310,895,516, all of which were attributable to beer sales. During the three months ended March 31, 1997, the Marketing Company purchased RMB 176,898,774 of beer products from Noble Brewery for resale. Approximately 99.7% of total beer sales during the three months ended March 31, 1997 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand name. For the three months ended March 31, 1996, net sales, all of which were conducted through the Marketing Company, were RMB 277,531,766, of which RMB 258,104,542 (93.0%) were attributable to beer sales and RMB 19,427,224 (7.0%) were attributable to the sales of mineral water and non-carbonated soft drinks.

     Gross Profit: For the three months ended March 31, 1997, total gross profit was RMB 54,721,601 or 17.6% of total net sales, all of which consisted of gross profit from beer sales. For the three months ended March 31, 1996, total gross profit was RMB 43,507,222 or 15.7% of total net sales, and consisted of gross profit from beer sales of RMB 41,981,233 or 16.3% of net sales of beer and gross profit from sales of mineral water and non-carbonated soft drinks of RMB 1,525,989 or 7.9% of net sales of mineral water and non-carbonated soft drinks.

     The Company expects that it will experience pressure on its gross profit margin during 1997 as a result of the following factors: a general softening of consumer demand in China, caused in substantial part by the central government of China's regulatory controls and economic policies; increasing competition from foreign premium brand beers; an increase in raw material and packaging costs estimated to be in excess of 8% during 1997, which the Company may not be able to pass on to its customers in full; and potential competition from the Sichuan Brewery.

     Selling, General and Administrative Expenses: For the three months ended March 31, 1997, selling, general and administrative expenses were RMB 48,543,678 or 15.6% of net sales, consisting of selling expenses of RMB 31,444,893 and general and administrative expenses of RMB 17,098,785. Net of an allowance for doubtful accounts of RMB 4,110,000 in 1997, general and administrative expenses were RMB 12,988,785.

     For the three months ended March 31, 1996, selling, general and administrative expenses were RMB 36,553,484 or 13.2% of net sales, consisting of selling expenses of RMB 21,429,778 and general and administrative expenses of RMB 15,123,706. Net of an allowance for doubtful accounts of RMB 760,000 in 1996, general and administrative expenses were RMB 14,363,706.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 10,015,115 or 46.7% in 1997 as compared to 1996, and as a percent of net sales, to 10.1% in 1997 from 7.7% in 1996. Selling expenses increased in 1997 as compared to 1996 as a result of the Company's implementation of a substantially expanded advertising and promotional program in 1997 to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China. The Company implemented this program as a result of softening consumer demand and increasing competition from foreign premium brand beer.

     General and administrative expenses include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 1,374,921 or 9.6% in 1997 as compared to 1996, and as a percent of net sales, to 4.2% in 1997 from 5.2% in 1996.

     Operating Income: For the three months ended March 31, 1997, operating income was RMB 6,177,923 or 2.0% of net sales. For the three months ended March 31, 1996, operating income was RMB 6,953,738 or 2.5% of net sales.

     Interest Expense: For the three months ended March 31, 1997, interest expense decreased by RMB 2,415,596 or 41.5% to RMB 3,404,805, as compared to RMB 5,820,401 for the three months ended March 31, 1996. Interest expense decreased in 1997 as compared to 1996 as a result of the decrease in customer deposits and capital lease obligations.

     Income Taxes: For the three months ended March 31, 1997, income tax expense was RMB 1,760,000. Although Zhaoqing Brewery's operations in China were subject to a 100% tax exemption in 1997, deferred income taxes were recorded for the three months ended March 31, 1997 primarily as a result of the United States Federal tax liability resulting from dividends paid by Noble Brewery to Zhaoqing Brewery HC. For the three months ended March 31, 1996, deferred income tax expense of RMB 250,000 was recorded.

     Net Income: As a result of increased sales, increased earnings of Noble Brewery, and decreased interest expense, net income increased to RMB 9,197,766 for the three months ended March 31, 1997, as compared to RMB 3,671,837 for the three months ended March 31, 1996.

Noble Brewery:
- -------------

Three Months Ended March 31, 1997  and 1996  -

     Sales: For the three months ended March 31, 1997 and 1996, net sales were RMB 167,182,547 and RMB 162,053,518, respectively.

     Gross Profit: For the three months ended March 31, 1997 and 1996, gross profit was RMB 48,389,456 or 28.9% of net sales and RMB 36,028,569 or 22.2% of net sales, respectively.

     Selling, General and Administrative Expenses: For the three months ended March 31, 1997, selling, general and administrative expenses totalled RMB 11,522,876 or 6.9% of net sales, consisting of selling expenses of RMB 1,201,071 and general and administrative expenses of RMB 10,321,805. For the three months ended March 31, 1996, selling, general and administrative expenses totalled RMB 14,995,811 or 9.3% of net sales, consisting of selling expenses of RMB 4,653,271 and general and administrative expenses of RMB 10,342,540. Selling expenses consist of warehousing, storage and freight costs.

     Operating Income: For the three months ended March 31, 1997 and 1996, operating income was RMB 36,866,580 or 22.1% of net sales and RMB 21,032,758 or 13.0% of net sales, respectively.

     Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery was required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, RMB 5,772,026 has been recorded as income tax expense for the three months ended March 31, 1997. For the three months ended March 31, 1996, income tax expense of RMB 4,398,800 was recorded.

     Net Income: As a result of increased sales and gross profit margin, and decreased selling expenses, net income increased to RMB 31,668,967 or 18.9% of net sales for the three months ended March 31, 1997, as compared to RMB 16,762,785 or 10.3% of net sales for the three months ended March 31, 1996.

Consolidated Financial Condition  -   March 31, 1997:

     Liquidity and Capital Resources - For the three months ended March 31, 1997, the Company's operations utilized cash resources of RMB 12,401,433. The Company's cash balance decreased by RMB 5,532,683 to RMB 34,176,911 at March 31, 1997, as compared to RMB 39,709,594 at December 31, 1996. The Company's net working capital deficit decreased by RMB 7,362,405 to RMB 76,192,004 at March 31, 1997, as compared to RMB 83,554,409 at December 31, 1996, and the Company's current ratio at March 31, 1997 was 0.85:1, as compared to 0.82:1 at December 31, 1996.

     Accounts and bills receivable increased by RMB 43,759,579 or 21.2% to RMB 247,148,732 at March 31, 1997, as compared to RMB 207,499,153 at December 31,
1996, as a result of a change in credit policy by the Marketing Company implemented in 1997. Commencing January 1, 1997, as a result of more intensive competition from other premium brand beers in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security for their purchases. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure part or all of the payment on the due date. The Marketing Company has also provided extended credit terms to certain distributors that meet minimum financial criteria. At March 31, 1997, bills receivable had increased to RMB 67,485,965 or 27.3% of total accounts and bills receivable, as compared to RMB 38,653,659 or 18.6% of total accounts and bills receivable at December 31, 1996.

     Customer deposits decreased by RMB 54,443,600 or 92.3% to RMB 4,560,000 at March 31, 1997, as compared to RMB 59,003,600 at December 31, 1996, as a result of the change in credit policy implemented by the Marketing Company in 1997 in response to the changing market environment.

     The amount due to an associated company increased by RMB 70,474,099 or 42.3% to RMB 236,975,850 at March 31, 1997, as compared to RMB 166,501,751 at
December 31, 1996, and represents the amounts due Noble Brewery from its sales of Pabst Blue Ribbon beer to the Marketing Company. As a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

     The amounts due to related companies increased by RMB 10,848,980 or 50.8% to RMB 32,206,635 at March 31, 1997, as compared to RMB 21,357,655 at December 31, 1996, and consist primarily of payable balances resulting from seasonal increases in purchases of packaging material.

     For the three months ended March 31, 1997, additions to property, plant and equipment aggregated RMB 2,150,147. The Company anticipates that additional capital expenditures in connection with the continuing expansion of Zhaoqing Brewery during the remainder of 1997 will be approximately RMB 13,000,000.

     Guangdong Blue Ribbon had previously provided and committed to provide Zhaoqing Brewery with a line of credit, or to otherwise arrange financing, sufficient to finance the purchase of new machinery and equipment in connection with the planned expansion of Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer. Because of the previously described activities of Guangdong Blue Ribbon with respect to the Sichuan Brewery, and since the expansion of Zhaoqing Brewery was substantially completed during the three months ended March 31, 1997, the Company does not anticipate that Guangdong Blue Ribbon will provide or need to provide any additional funds or advances to finance the continuing development of Zhaoqing Brewery in the near future. The Company believes that it will be able to fund expected capital expenditures with respect to the continuing development and any future expansion of Zhaoqing Brewery through internal cash flow and external borrowings.

     In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in Holdings. As of March 31, 1997 and December 31, 1996, advances from such shareholders, West Coast Star Enterprises Ltd., Mapesbury Limited, Redcliffe Holdings Ltd. and Oriental Win were approximately RMB39,900,000, RMB13,300,000, RMB13,300,000 and RMB7,300,000, respectively.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit and other external credit sources, and the line of credit and other credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 1997. In order to finance the continuing capital requirements of the Company subsequent to the completion of the Zhaoqing Brewery expansion, the Company has begun negotiations to arrange for long term bank or lease financing. In addition, any additional expansion of Zhaoqing Brewery or the accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of debt or equity financings by the Company.

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

     Zhaoqing Brewery and Noble Brewery conduct virtually all of their business in China and, accordingly, the sale of their products are settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect their financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial condition of the Company. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$1.00 to RMB8.65 at December 31, 1993, RMB8.45 at December 31, 1994, RMB8.32 at December 31, 1995, RMB 8.32 at December 31, 1996, and RMB
8.32 at March 31, 1997.

                        PART  II.      OTHER INFORMATION
                        --------------------------------



ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits  -

          27     Financial  Data  Schedule  (electronic filing only)

     (b)  Reports on Form 8-K   -

          Three Months Ended March 31, 1997 :      None.

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



                              CBR BREWING COMPANY, INC.
                              -------------------------
                                      (Registrant)



Date    September 4,  1997    By  /s/  ZI-SHOU CHEN
                                  --------------------------
                                  Zi-shou Chen
                                  President and Director
                                  (Duly authorized officer)



Date    September 4, 1997      By  /s/  GARY  C. K.  LUI
                                  ---------------------------
                                  Gary  C. K. Lui
                                  Chief Financial Officer
                                  (Chief Financial Officer)