Form 10-Q
period 1997-06-30
CBR BREWING CO INC
filed 1997-09-23
CIK 846012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997
                                     -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to ____________

                      Commission File Number:  33-26617A
                                               ---------

                            CBR BREWING COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                    65-0145422
-------------------------------                 ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

433 North Camden Drive, Suite 1200
     Beverly Hills, California                          90210
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (310) 274-5172
                                                      --------------


                                Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X            No
                       -----              -----

  As of June 30, 1997, the Company had 5,000,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

Total sequentially numbered pages in this document: 29.

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                  ------------------------------------------

                                     INDEX
                                     -----


PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited) - June 30, 1997 and December 31, 1996

                  Condensed Consolidated Statements of Income (unaudited) - Three months and six months ended June 30, 1997 and 1996

                  Condensed Consolidated Statements of Cash Flows
                  (unaudited) - Six months ended June 30, 1997 and 1996

                  Notes to Condensed Consolidated Financial Statements (unaudited) - Three months and six months ended June 30, 1997 and 1996


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  June 30, 1997            December 31, 1996
                                             ------------------------   ------------------------
                                                 RMB          USD           RMB          USD
                                             -----------   ----------   -----------   ----------

ASSETS
Current assets:
     Cash                                     52,656,713    6,328,932    39,709,594    4,772,788
     Accounts and bills receivable           241,052,738   28,972,685   207,499,153   24,939,802
     Inventories (Note 3)                    141,804,864   17,043,854    87,549,836   10,522,817
     Amounts due from related companies       29,930,773    3,597,449    33,089,333    3,977,083
     Prepayments, deposits and other
       receivables                            33,757,910    4,057,441    17,779,904    2,137,008
                                             -----------  -----------   -----------   ----------

     Total current assets                    499,202,998   60,000,361   385,627,820   46,349,498

Interest in an associated company
     (Note 5)                                205,222,028   24,666,109   216,984,220   26,079,834

Property, plant and equipment, net           214,769,879   25,813,687   223,890,108   26,909,869
                                             -----------  -----------   -----------   ----------

  Total assets                               919,194,905  110,480,157   826,502,148   99,339,201
                                             ===========  ===========   ===========   ==========




                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                 June 30, 1997            December 31, 1996
                                           -------------------------   ------------------------
                                               RMB           USD           RMB          USD
                                           -----------   -----------   -----------   ----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                           43,500,000     5,228,365    40,500,000    4,867,789
  Capital lease obligations                  3,559,916       427,875     9,034,742    1,085,907
  Accounts payable
   and accrued liabilities                 133,425,715    16,036,746   104,207,246   12,524,909
  Customer deposits                          5,600,000       673,077    59,003,600    7,091,779
  Amounts due to related companies          38,000,206     4,567,332    21,357,655    2,567,026
  Amount due to an associated company      246,516,402    29,629,375   166,501,751   20,012,230
  Income taxes payable                         260,000        31,250       260,000       31,250
  Sales taxes payable                       53,242,726     6,399,366    63,904,235    7,680,798
  Deferred tax liabilities                   6,173,000       741,947     4,413,000      530,409
                                           -----------   -----------   -----------   ----------

  Total current liabilities                530,277,965    63,735,333   469,182,229   56,392,097
                                           -----------   -----------   -----------   ----------

Long term liabilities:
  Capital lease obligations                 15,862,549     1,906,556    15,862,549    1,906,556
                                           -----------   -----------   -----------   ----------

Minority interests                         132,766,559    15,957,520   120,073,940   14,431,964
                                           -----------   -----------   -----------   ----------

Shareholders' advances and
  shareholders' equity:

Advances from shareholders (Note 4)         73,794,948     8,869,585    73,794,948    8,869,585
                                           -----------   -----------   -----------   ----------

Common stock
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,000,013 shares outstanding                   4,265           513         4,265          513
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                   2,559           307         2,559          307
Additional paid-in capital                 104,030,194    12,503,629   104,030,194   12,503,629
General reserve and enterprise
  development funds                          4,823,561       579,754     4,823,561      579,754
Retained earnings                           57,632,305     6,926,960    38,727,903    4,654,796
                                           -----------   -----------   -----------   ----------

  Total shareholders' equity               166,492,884    20,011,163   147,588,482   17,738,999
                                           -----------   -----------   -----------   ----------

  Total shareholders' advances and
   shareholders' equity                    240,287,832    28,880,748   221,383,430   26,608,584
                                           -----------   -----------   -----------   ----------

  Total liabilities and shareholders'
   equity                                  919,194,905   110,480,157   826,502,148   99,339,201
                                           ===========   ===========   ===========   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                         Three             Six
                                               Three Months Ended            Six Months Ended         Months Ended     Months Ended
                                                 June 30, 1997                June 30, 1997          June 30, 1996    June 30, 1996
                                           --------------------------   --------------------------   --------------   --------------
                                               RMB            USD           RMB            USD            RMB              RMB
                                           ------------   -----------   ------------   -----------   --------------   --------------

Sales, including sales to related
  companies of RMB 2,530,695 and
  RMB 6,530,457 for the three months
  and six months ended June 30, 1997,
  respectively, and nil and nil for
  the three months and six months
  ended June 30, 1996, respectively        337,665,295    40,584,771    654,604,471    78,678,422      359,976,876    643,570,569
Sales taxes                                 (6,520,036)     (783,658)   (12,563,696)   (1,510,059)      (6,318,003)   (12,379,930)
                                           -----------   -----------   ------------   -----------     ------------   ------------

Net sales                                  331,145,259    39,801,113    642,040,775    77,168,363      353,658,873    631,190,639
Cost of sales, including inventory
  purchased from related companies of
  RMB 233,106,207 and RMB 410,004,981
  for the three months and six months
  ended June 30, 1997, respectively, and
  RMB 214,570,411 and RMB 422,930,227
  for the three months and six months
  ended June 30, 1996, respectively;
  and royalty fee paid to a related
  company of RMB 2,322,234 and
  RMB 4,183,719 for the three months
  and six months ended June 30, 1997,
  respectively, and RMB 2,356,675 and
  RMB 4,133,561 for the three months
  and six months ended June 30, 1996,
  respectively                            (267,582,228)  (32,161,325)  (523,756,143)  (62,951,459)    (297,959,607)  (531,984,151)
                                          ------------   -----------   ------------   -----------     ------------   ------------

Gross profit                                63,563,031     7,639,788    118,284,632    14,216,904       55,699,266     99,206,488

Selling, general and administrative
  expenses, including management
  fee paid to a related company of
  RMB 945,000 for the three months ended
  June 30, 1996 and 1997, respectively,
  and RMB 1,890,000 for the six months
  ended June 30, 1996 and 1997,
  respectively                             (49,292,975)   (5,924,636)   (97,836,653)  (11,759,213)     (45,222,589)   (81,776,073)
                                          ------------   -----------   ------------   -----------     ------------   ------------

Operating income                            14,270,056     1,715,152     20,447,979     2,457,691       10,476,677     17,430,415
Foreign exchange gains (losses)                (89,994)      (10,817)       (11,856)       (1,425)         170,340        159,751
Other expense:
  Interest expense, including interest
  paid to related companies of
  RMB 1,432,373 and RMB 3,120,181 for
  the three months and six months ended
  June 30, 1997, respectively, and
  RMB 2,899,424 and RMB 6,599,712 for
  the three months and six months ended
  June 30, 1996, respectively               (6,325,617)     (760,291)    (9,730,422)   (1,169,522)      (7,005,251)   (12,825,652)
                                          ------------   -----------   ------------   -----------     ------------   ------------

Income before income taxes                   7,854,445        944,044    10,705,701     1,286,744        3,641,766      4,764,514
Income taxes                                         -              -    (1,760,000)     (211,538)        (250,000)      (500,000)
                                          ------------   ------------   -----------   -----------     ------------   ------------

                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)(CONTINUED)

                                                                                                          Three           Six
                                                     Three Months Ended          Six Months Ended      Months Ended    Months Ended
                                                       June 30, 1997               June 30, 1997       June 30, 1996   June 30, 1996
                                                  ----------------------      -----------------------  -------------   -------------
                                                     RMB          USD            RMB           USD          RMB            RMB
                                                  ---------     --------      ---------     ---------    ----------    ------------
Income before equity in earnings of an
  associated company                              7,854,445      944,044      8,945,701     1,075,206     3,391,766     4,264,514

Equity in earnings of an associated company       7,621,496      916,045     22,651,320     2,722,514     4,480,286     8,491,530
                                                 ----------    ---------    -----------    ----------    ----------    ----------

Income before minority interests                 15,475,941    1,860,089     31,597,021     3,797,720     7,872,052    12,756,044
Minority interests                               (5,769,305)    (693,427)   (12,692,619)   (1,525,556)   (2,871,495)   (4,083,650)
                                                 ----------    ---------    -----------    ----------    ----------    ----------

Net income for the period                         9,706,636    1,166,662     18,904,402     2,272,164     5,000,557     8,672,394
                                                 ==========    =========    ===========    ==========    ==========    ==========
Net income per common share                            1.21         0.15           2.36          0.28          0.63          1.08
                                                 ==========    =========    ===========    ==========    ==========    ==========
Weighted average shares of common stock           8,000,013    8,000,013      8,000,013     8,000,013     8,000,013     8,000,013
                                                 ==========    =========    ===========    ==========    ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended        Six Months Ended
                                                           June 30, 1997            June 30, 1996
                                                     --------------------------   -----------------
                                                         RMB            USD              RMB
                                                     ------------   -----------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            18,904,402     2,272,164           8,672,394

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Allowance for doubtful accounts                    11,958,000     1,437,260           1,330,000
   Depreciation and amortization                      16,747,303     2,012,897          13,221,251
   Foreign exchange (gains) losses                        11,856         1,425            (159,751)
   Minority interests                                 12,692,619     1,525,556           4,083,650
   Equity in earnings of an associated company       (22,651,320)   (2,722,514)         (8,491,530)
   Dividend received from an associated company       34,413,512     4,136,239          39,797,878
   Income taxes payable                                1,760,000       211,538             500,000
                                                     -----------    ----------         -----------

                                                      73,836,372     8,874,565          58,953,892

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                     (45,511,585)   (5,470,143)         (8,136,346)
   Inventories                                       (54,255,028)   (6,521,037)        (41,141,339)
   Amounts due from related companies                  3,158,560       379,635          39,219,884
   Prepayments, deposits and other receivables       (15,978,006)   (1,920,433)         (1,678,658)
 Increase (decrease) in -
   Accounts payable and accrued liabilities           29,218,469     3,511,835          74,115,272
   Customer deposits                                 (53,403,600)   (6,418,703)        (49,544,884)
   Amount due to an associated company                80,014,651     9,617,145         (25,126,004)
   Sales taxes payable                               (10,661,509)   (1,281,431)         14,237,042
                                                     -----------    ----------         -----------

NET CASH PROVIDED BY OPERATING
ACTIVITIES                                             6,418,324       771,433          60,898,859
                                                     -----------    ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment         (7,638,930)     (918,141)        (61,815,776)
                                                     -----------    ----------         -----------

NET CASH USED IN INVESTING
ACTIVITIES                                            (7,638,930)     (918,141)        (61,815,776)
                                                     -----------    ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                 3,000,000       360,577           3,500,000
   Increase in amounts due to related companies       16,642,551     2,000,307          12,639,972
   Repayment of capital lease obligations             (5,474,826)     (658,032)         (1,004,800)
                                                     -----------    ----------         -----------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                            14,167,725     1,702,852          15,135,172
                                                     -----------    ----------         -----------

Net increase in cash                                  12,947,119     1,556,144          14,218,255
Cash at beginning of period                           39,709,594     4,772,788          57,448,305
                                                     -----------    ----------         -----------

Cash at end of period                                 52,656,713     6,328,932          71,666,560
                                                     ===========    ==========         ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

Holdings owns a 60% interest in High Worth JV, a Sino-foreign joint venture. High Worth JV holds certain licensing rights for Pabst Blue Ribbon beer and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"). High Worth JV also owns 100% of a PRC holding company, ("Zhaoqing Brewery HC"). Zhaoqing Brewery HC owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"), which owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


NOTE 1   --   ORGANIZATION AND BASIS OF PRESENTATION (continued)


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

Apart from the investment in High Worth JV which was partly financed by a loan from Oriental Win, Holdings has no other significant assets or liabilities. On October 31, 1994, prior to the reverse acquisition effective December 16, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery HC, including Zhaoqing Brewery HC's 40% interest in Noble Brewery, for approximately
USD20,000,000.   Prior to the acquisition of Zhaoqing Brewery HC by High Worth
JV, Zhaoqing Brewery HC was a wholly-owned subsidiary of Guangdong Blue Ribbon.

For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 16, 1994 are those of Holdings.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


NOTE 1   --   ORGANIZATION AND BASIS OF PRESENTATION (continued)

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The acquisition on October 31, 1994 of Zhaoqing Brewery HC, including Zhaoqing Brewery HC's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. Since High Worth JV had no operations prior to this acquisition, consolidated financial statements have been prepared commencing October 31, 1994, to reflect the post-acquisition consolidated results of the operations of Zhaoqing Brewery and Noble Brewery attributable to the Company. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1996 and June 30, 1997. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties are adequate to satisfy the Company's working capital requirements for the foreseeable future.

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

Translation of amounts from RMB into United States dollars ("USD") for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on June 30, 1997, of USD1.00 = RMB8.32. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other rate.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


NOTE 2   --    COMMENTS

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1997, the results of operations for the three months and six months ended June 30, 1997 and 1996, and the changes in cash flows for the six months ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

The results of operations for the three months and six months ended June 30, 1997 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

The calculation of net income per share is based on the weighted average number of shares of Class A and Class B Common Stock issued and outstanding during each respective period.


NOTE 3   --    INVENTORIES

Inventories consisted of the following at June 30, 1997 and December 31, 1996:

                                                        June 30, 1997            December 31, 1996
                                                  -------------------------   ----------------------
                                                      RMB           USD            RMB          USD
                                                  -----------    ----------   ----------   ----------
     Raw  materials                                31,841,049     3,827,049   30,935,530    3,718,213
     Work in progress                               9,070,442     1,090,197    6,224,036      748,081
     Finished goods                               100,893,373    12,126,608   50,390,270    6,056,523
                                                  -----------    ----------   ----------   ----------
                                                  141,804,864    17,043,854   87,549,836   10,522,817
                                                  ===========    ==========   ==========   ==========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996



NOTE 4   --   ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in Holdings. As of June 30, 1997 and December 31, 1996, advances from such shareholders, West Coast Star Enterprises Ltd., Mapesbury Limited, Redcliffe Holdings Ltd., and Oriental Win were approximately RMB 39,900,000, RMB 13,300,000, RMB 13,300,000 and RMB 7,300,000, respectively.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


NOTE 5   --   INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary as follows:


                                                          RMB
                                                      ------------
   Unlisted investment, at cost,
        October 31, 1994                              209,361,595

   The Company's share of earnings and
        dividends of an associated company:
        Earnings -
           Two months ended December 31, 1994           7,812,392
           For the year ended December  31, 1995       34,213,058
           For the year ended December 31, 1996        34,039,622
           Three months ended March 31, 1997           15,029,824
           Three months ended June 30, 1997             7,621,496
        Dividends -
           Declared and paid during 1995              (28,644,569)
           Declared and paid during 1996              (39,797,878)
           Declared and paid during 1997              (34,413,512)
                                                      -----------

   Unlisted investment, June 30, 1997                 205,222,028
                                                      ===========

The condensed statements of operations of Noble Brewery for the three months and six months ended June 30, 1997 and 1996 are as follows:

                                                                                          Three            Six
                                   Three Months Ended          Six Months Ended       Months Ended    Months Ended
                                     June 30, 1997              June 30, 1997         June 30, 1996   June 30, 1996
                                ------------------------   ------------------------   -------------   -------------
                                    RMB          USD           RMB          USD            RMB             RMB
                                -----------   ----------   -----------   ----------   -------------   -------------

Net sales                       200,222,817   24,065,242   367,405,364   44,159,298     180,540,618     342,594,136
                                ===========   ==========   ===========   ==========   =============   =============

Net income                       30,942,645    3,719,068    62,611,612    7,525,434      18,405,386      35,168,171
                                ===========   ==========   ===========   ==========   =============   =============

The Company's share
  of net income after
  adjustment of unrealised
  intercompany profit             7,621,496      916,045    22,651,320    2,722,514       4,480,286       8,491,530
                                ===========   ==========   ===========   ==========   =============   =============


                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer in China. Prior to November 1996, the Marketing Company also sold mineral water, non-carbonated soft drinks and red wine produced by Guangdong Blue Ribbon and bearing the Blue Ribbon label. Zhaoqing Brewery HC owns a 70% interest and Guangdong Blue Ribbon directly owns a 30% interest in the Marketing Company. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company, resulting in the Company owning a 42% net interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. Commencing April 1997, the Marketing Company also began purchasing the Sichuan Brewery's production of Pabst Blue Ribbon beer for distribution. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis.

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

Consolidated Results of Operations:

Three Months Ended June 30, 1997 and 1996  -

   Sales: During the three months ended June 30, 1997, Zhaoqing Brewery produced 24,271 metric tons and sold 24,646 metric tons of beer, of which 296 metric tons (1.2%) were local brand beer and 24,350 metric tons (98.8%) were Pabst Blue Ribbon beer. During the three months ended June 30, 1996, Zhaoqing Brewery produced 24,409 metric tons and sold 24,436 metric tons, of which 507 metric tons (2.1%) were local brand beer
and 23,929 metric tons (97.9%) were Pabst Blue Ribbon beer.   Total beer sold
increased by 210 metric tons or 0.9% from 1996 to 1997.

   During the three months ended June 30, 1997, Noble Brewery produced 49,717 metric tons and sold 48,663 metric tons of beer, as compared to 42,255 metric tons of beer produced and 42,269 metric tons of beer sold for the three months ended June 30, 1996. Total beer sold increased by 6,394 metric tons or 15.1% from 1996 to 1997, as a result of the regulation of sales by the Marketing Company, which purchases beer from the two breweries in accordance with their respective production capacities.

   For the three months ended June 30, 1997, net sales, all of which were conducted through the Marketing Company, were RMB 331,145,259, all of which were attributable to beer sales. During the three months ended June 30, 1997, the Marketing Company purchased RMB 212,711,166 and RMB 20,395,041 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Approximately 99.8% of total beer sales during the three months ended June 30, 1997 were provided from the sale and distribution of beer products under the Pabst Blue
Ribbon brand name.   For the three months ended June 30, 1996, net sales, all of which were conducted through the Marketing Company, were RMB 353,658,873, of which RMB 330,743,618 (93.5%) were attributable to beer sales and RMB 22,915,255 (6.5%) were attributable to the sales of mineral water, non-carbonated soft drinks and red wine.

   Net sales decreased by RMB 22,513,614 or 6.4% in 1997 as compared to 1996, which was attributable to the Company's elimination of the sales of mineral water, non-carbonated soft drinks and red wine in 1997. During 1996, the Company sold mineral water, non-carbonated soft drinks and red wine, which were purchased from Guangdong Blue Ribbon. The Company discontinued the sale of mineral water, non-carbonated soft drinks and red wine in late 1996. During the three months ended June 30, 1997, revenues from the sale of beer products increased by RMB 401,641 or .1% to RMB 331,145,259, as compared to RMB 330,743,618 for the three months ended June 30, 1996.

   Gross Profit: For the three months ended June 30, 1997, total gross profit was RMB 63,563,031 or 19.2% of total net sales, all of which consisted of gross profit from beer sales. For the three months ended June 30, 1996, total gross profit was RMB 55,699,266 or 15.7% of total net sales, and consisted of gross profit from beer sales of RMB 53,955,041 or 16.3% of net sales of beer and gross profit from sales of mineral water, non-carbonated soft drinks and red wine of RMB 1,744,225 or 7.6% of net sales of mineral water, non-carbonated soft drinks and red wine.

   Gross margin increased in 1997 as compared to 1996 as a result of the discontinuation in 1997 of sales of mineral water, non-carbonated soft drinks and red wine, which products have a lower gross margin than beer products, and a shift in the sales mix to higher margin products in 1997 as compared to 1996.

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

   Selling, General and Administrative Expenses: For the three months ended June 30, 1997, selling, general and administrative expenses were RMB 49,292,975 or 14.9% of net sales, consisting of selling expenses of RMB 25,278,619 and general and administrative expenses of RMB 24,014,356. Net of an allowance for doubtful accounts of RMB 7,848,000, general and administrative expenses were RMB 16,166,356.

   For the three months ended June 30, 1996, selling, general and administrative expenses were RMB 45,222,589 or 12.8% of net sales, consisting of selling expenses of RMB 33,586,502 and general and administrative expenses of RMB 11,636,087. Net of an allowance for doubtful accounts of RMB 570,000, general and administrative expenses were RMB 11,066,087.

   Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses decreased by RMB 8,307,883 or 24.7% in 1997 as compared to 1996, and as a percent of net sales, to 7.6% in 1997 from 9.5% in 1996. Selling expenses decreased in 1997 as compared to 1996, both on an absolute basis and as a percentage of sales. The increase in selling expenses in 1997 related to beer products was more than offset by a reduction in selling expenses related to mineral water, non-carbonated soft drinks and red wine, which products the Company sold in 1996 but is not selling in 1997. During 1997, the Company implemented a substantially expanded advertising and promotional program to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, as a result of softening consumer demand and increasing competition from foreign premium brand beer.

   General and administrative expenses include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 5,100,269 or 46.1% in 1997 as compared to 1996, and as a percentage of net sales, to 4.9% in 1997 from 3.1% in 1996. General and administrative expenses increased in 1997 as compared in 1996 primarily as a result of increased personnel and personnel related costs.

   The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 2.4% of the net sales in 1997 as compared to .2% in 1996, as a result of the increased age of accounts receivable outstanding in 1997. Accounts receivable are typically outstanding for a longer period of time in China than in the United States.

   Operating Income: For the three months ended June 30, 1997, operating income was RMB 14,270,056 or 4.3% of net sales. For the three months ended June 30, 1996, operating income was RMB 10,476,677 or 3.0% of net sales.

   Interest Expense: For the three months ended June 30, 1997, interest expense decreased by RMB 679,634 or 9.7% to RMB 6,325,617, as compared to RMB 7,005,251
for the three months ended June 30, 1996.   Interest expense decreased in 1997
as compared to 1996 as a result of the decrease in customer deposits and capital lease obligations.

   Income Taxes: For the three months ended June 30, 1997, no income tax expense was provided, as Zhaoqing Brewery's operations in China were subject to a 100% tax exemption in 1997. For the three months ended June 30, 1996, deferred income tax expense of RMB 250,000 was recorded.

   Net Income: Net income increased to RMB 9,706,636 (RMB 1.21 per share) for the three months ended June 30, 1997, as compared to RMB 5,000,557 (RMB .63 per share) for the three months ended June 30, 1996.

Six Months Ended June 30, 1997 and 1996 -

   Sales: During the six months ended June 30, 1997, Zhaoqing Brewery produced 43,851 metric tons and sold 43,511 metric tons of beer, of which 657 metric tons (1.5%) were local brand beer and 42,854 metric tons (98.5%) were Pabst Blue Ribbon beer. During the six months ended June 30, 1996, Zhaoqing Brewery produced 43,040 metric tons and sold 43,020 metric tons, of which 1,021 metric tons (2.4%) were local brand beer and 41,999 metric tons (97.6%) were Pabst Blue Ribbon beer. Total beer sold increased by 491 metric tons or 1.1% from 1996 to 1997.

   During the six months ended June 30, 1997, Noble Brewery produced 87,817 metric tons and sold 85,155 metric tons of beer, as compared to 78,999 metric tons of beer produced and 79,046 metric tons of beer sold for the six months ended June 30, 1996. Total beer sold increased by 6,109 metric tons or 7.7% from 1996 to 1997, as a result of the regulation of sales by the Marketing Company, which purchases beer from the two breweries in accordance with their respective production capacities.

   For the six months ended June 30, 1997, net sales, all of which were conducted through the Marketing Company, were RMB 642,040,775, all of which were attributable to beer sales. During the six months ended June 30, 1997, the Marketing Company purchased RMB 389,609,940 and RMB 20,395,041 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Approximately 99.8% of total beer sales during the six months ended June 30, 1997 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand name. For the six months ended June 30, 1996, net sales, all of which were conducted through the Marketing Company, were RMB 631,190,639, of which RMB 588,167,083

(93.2%) were attributable to beer sales and RMB 43,023,556 (6.8%) were attributable to the sales of mineral water, non-carbonated soft drinks and red wine.

   Net sales increased by RMB 10,850,136 or 1.7% in 1997 as compared to 1996. This nominal increase in sales was attributable to the Company's elimination of the sales of mineral water, non-carbonated soft drinks and red wine in 1997. During 1996, the Company sold mineral water, non-carbonated soft drinks and red wine, which were purchased from Guangdong Blue Ribbon. The Company discontinued the sale of mineral water, non-carbonated soft drinks and red wine in late 1996. During the six months ended June 30, 1997, revenues from the sale of beer products increased by RMB 53,873,692 or 9.2% to RMB 642,040,775, as compared to RMB 588,167,083 for the six months ended June 30, 1996.

   Gross Profit: For the six months ended June 30, 1997, total gross profit was RMB 118,284,632 or 18.4% of total net sales, all of which consisted of gross profit from beer sales. For the six months ended June 30, 1996, total gross profit was RMB 99,206,488 or 15.7% of total net sales, and consisted of gross profit from beer sales of RMB 95,943,694 or 16.3% of net sales of beer and gross profit from sales of mineral water, non-carbonated soft drinks and red wine of RMB 3,262,794 or 7.6% of net sales of mineral water, non-carbonated soft drinks and red wine.

   Gross margin increased in 1997 as compared to 1996 as a result of the discontinuation in 1997 of sales of mineral water, non-carbonated soft drinks and red wine, which products have a lower gross margin than beer products, and a shift in the sales mix to higher margin products in 1997 as compared to 1996.

   The Company expects that it will experience pressure on its gross profit margin during 1997 as a result of the following factors: a general softening of consumer demand in China, caused in substantial part by the central government of China's regulatory controls and economic policies; increasing competition from foreign premium brand beers; an expected increase in raw material and packaging costs in excess of 8% during 1997, which the Company may not be able to pass on to its customers in full; and potential competition from the Sichuan Brewery.

   Selling, General and Administrative Expenses: For the six months ended June 30, 1997, selling, general and administrative expenses were RMB 97,836,653 or 15.2% of net sales, consisting of selling expenses of RMB 56,723,512 and general and administrative expenses of RMB 41,113,141. Net of an allowance for doubtful accounts of RMB 11,958,000, general and administrative expenses were RMB 29,155,141.

   For the six months ended June 30, 1996, selling, general and administrative expenses were RMB 81,776,073 or 13.0% of net sales, consisting of selling expenses of RMB 55,016,280 and general and administrative expenses of RMB 26,759,793. Net of an allowance for doubtful accounts of RMB 1,330,000, general and administrative expenses were RMB 25,429,793.

   Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 1,707,232 or 3.1% in 1997 as compared to 1996, and remained relatively constant as a percent of net sales, at 8.8% in 1997 as compared to 8.7% in 1996. The increase in selling expenses in 1997 related to beer products was offset by a reduction in selling expenses related to mineral water, non-carbonated soft drinks and red wine, which products the Company sold in 1996 but is not selling in 1997. During 1997, the Company implemented a substantially expanded advertising and promotional program to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, as a result of softening consumer demand and increasing competition from foreign premium brand beer.

   General and administrative expenses include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 3,725,348 or 14.6% in 1997 as compared to 1996, and as a percentage of net sales, to 4.5% in 1997 from 4.0% in 1996. General and administrative expenses increased in 1997 as compared to 1996 primarily as a result of increased personnel and personnel related costs.

   The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 1.9% of net sales in 1997 as compared to .2% in 1996, as a result of the increased age of accounts receivable outstanding in 1997. Accounts receivable are typically outstanding for a longer period of time in China than in the United States.

   Operating Income: For the six months ended June 30, 1997, operating income was RMB 20,447,979 or 3.2% of net sales. For the six months ended June 30, 1996, operating income was RMB 17,430,415 or 2.8% of net sales.

   Interest Expense: For the six months ended June 30, 1997, interest expense decreased by RMB 3,095,230 or 24.1% to RMB 9,730,422 , as compared to RMB 12,825,652 for the six months ended June 30, 1996. Interest expense decreased in 1997 as compared to 1996 as a result of the decrease in customer deposits and capital lease obligations.

   Income Taxes: For the six months ended June 30, 1997, income tax expense was RMB 1,760,000. Although Zhaoqing Brewery's operations in China were subject to a 100% tax exemption in 1997, deferred income taxes were recorded for the six months ended June 30, 1997 primarily as a result of a potential United States Federal tax liability resulting from dividends paid by Noble Brewery to Zhaoqing Brewery HC. For the six months ended June 30, 1996, deferred income tax expense of RMB 500,000 was recorded.

   Net Income: Net income increased to RMB 18,904,402 (RMB 2.36 per share) for the six months ended June 30, 1997, as compared to RMB 8,672,394 (RMB 1.08 per share) for the six months ended June 30, 1996.

Noble Brewery:
-------------

Three Months Ended June 30, 1997  and 1996  -

   Sales: For the three months ended June 30, 1997 and 1996, net sales were RMB 200,222,817 and RMB 180,540,618, respectively.

   Gross Profit: For the three months ended June 30, 1997 and 1996, gross profit was RMB 52,699,609 or 26.3% of net sales and RMB 33,853,144 or 18.8% of net sales, respectively.

   Selling, General and Administrative Expenses: For the three months ended June 30, 1997, selling, general and administrative expenses totalled RMB 15,638,151 or 7.8% of net sales, consisting of selling expenses of RMB 531,616 and general and administrative expenses of RMB 15,106,535. For the three months ended June 30, 1996, selling, general and administrative expenses totalled RMB 9,463,105 or 5.2% of net sales, consisting of selling expenses of RMB 2,591,184
and general and administrative expenses of RMB 6,871,921.   Selling expenses
consist of warehousing, storage and freight costs.

   Operating Income: For the three months ended June 30, 1997 and 1996, operating income was RMB 37,061,458 or 18.5% of net sales and RMB 24,390,039 or 13.5% of net sales, respectively.

   Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery was required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, RMB 5,761,593 has been recorded as income tax expense for the three months ended June 30, 1997. For the three months ended June 30, 1996, income tax expense of RMB 5,374,807 was recorded.

   Net Income: Net income increased to RMB 30,942,645 or 15.5% of net sales for the three months ended June 30, 1997, as compared to RMB 18,405,386 or 10.2% of net sales for the three months ended June 30, 1996.

Six Months Ended June 30, 1997 and 1996 -

   Sales: For the six months ended June 30, 1997 and 1996, net sales were RMB 367,405,364 and RMB 342,594,136, respectively.

   Gross Profit: For the six months ended June 30, 1997 and 1996, gross profit was RMB 101,089,065 or 27.5% of net sales and RMB 69,881,713 or 20.4% of net sales, respectively.

   Selling, General and Administrative Expenses: For the six months ended June 30, 1997, selling, general and administrative expenses totalled RMB 27,161,027 or 7.4% of net sales, consisting of selling expenses of RMB 1,732,687 and general and administrative expenses of

RMB 25,428,340. For the six months ended June 30, 1996, selling, general and administrative expenses totalled RMB 24,458,916 or 7.1% of net sales, consisting of selling expenses of RMB 7,244,455 and general and administrative expenses of RMB 17,214,461. Selling expenses consist of warehousing, storage and freight costs.

   Operating Income: For the six months ended June 30, 1997 and 1996, operating income was RMB 73,928,038 or 20.1% of net sales and RMB 45,422,797 or 13.3% of net sales, respectively.

   Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery was required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, RMB 11,533,619 has been recorded as income tax expense for the six months ended June 30, 1997. For the six months ended June 30, 1996, income tax expense of RMB 9,773,607 was recorded.

   Net Income: Net income increased to RMB 62,611,612 or 17.0% of net sales for the six months ended June 30, 1997, as compared to RMB 35,168,171 or 10.3% of net sales for the six months ended June 30, 1996.

Consolidated Financial Condition  -  June 30, 1997:

   Liquidity and Capital Resources - For the six months ended June 30, 1997, the Company's operations provided cash resources of RMB 6,418,324. The Company's cash balance increased by RMB 12,947,119 to RMB 52,656,713 at June 30, 1997, as compared to RMB 39,709,594 at December 31, 1996. The Company's net working capital deficit decreased by RMB 52,479,442 to RMB 31,074,967 at June 30, 1997, as compared to RMB 83,554,409 at December 31, 1996, and the Company's current ratio at June 30, 1997 was 0.94:1, as compared to 0.82:1 at December 31, 1996.

   Accounts and bills receivable increased by RMB 33,553,585 or 16.2% to RMB 241,052,738 at June 30, 1997, as compared to RMB 207,499,153 at December 31,
1996, as a result of the seasonal nature of the business, and as a result of a change in credit policy by the Marketing Company implemented in 1997.
Commencing January 1, 1997, as a result of more intensive competition from other premium band beers in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security for their purchases. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure part or all of the payment on the due date. The Marketing Company has also provided extended credit terms to certain distributors that meet minimum financial criteria. At June 30, 1997, bills receivable had increased to RMB 61,670,980 or 25.6% of total accounts and bills receivable, as compared to RMB 38,653,659 or 18.6% of total accounts and bills receivable at December 31, 1996.

   The Company's inventories increased by RMB 54,255,028 or 62.0% to RMB 141,804,864 at June 30, 1997, as compared to RMB 87,549,836 at December 31,
1996. Such increase resulted from the expansion of production to meet the growth in market demand for beer products, and consisted primarily of an increase in finished goods in order to satisfy expected market demand during the peak season from July to September.

   The Company's accounts payable and accrued liabilities increased by RMB 29,218,469 or 28.0% to RMB 133,425,715 at June 30, 1997, as compared to RMB
104,207,246 at December 31, 1996. The increase in accounts payable was mainly due to the increase in purchases of raw materials and packing materials for the peak season sales and production which runs from July to September, and the increase in accrued liabilities was a result of the expansion of production and operating activities.

   Customer deposits decreased by RMB 53,403,600 or 90.5% to RMB 5,600,000 at June 30, 1997, as compared to RMB 59,003,600 at December 31, 1996, as a result of the change in credit policy implemented by the Marketing Company in 1997 in response to the changing market environment. Since the Company pays interest on customer deposits, the decrease in customer deposits outstanding during 1997 has also contributed to a decrease in interest expenses in 1997 as compared to 1996.

   The amount due to an associated company increased by RMB 80,014,651 or 48.1% to RMB 246,516,402 at June 30, 1997, as compared to RMB 166,501,751 at December 31, 1996, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company. Contributing to the increase were the seasonal nature of the business, and, as a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

   The amounts due to related companies increased by RMB 16,642,551 or 77.9% to RMB 38,000,206 at June 30, 1997, as compared to RMB 21,357,655 at December 31, 1996, and consist primarily of payable balances resulting from seasonal increases in purchases of packaging materials.

   For the six months ended June 30, 1997, additions to property, plant and equipment aggregated RMB 7,638,930. The Company anticipates that additional capital expenditures in connection with the continuing expansion of Zhaoqing Brewery during the remainder of 1997 will be approximately RMB 8,000,000.

   Guangdong Blue Ribbon had previously provided and committed to provide Zhaoqing Brewery with a line of credit, or to otherwise arrange financing, sufficient to finance the purchase of new machinery and equipment in connection with the planned expansion of Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer. Because of the previously described activities of Guangdong Blue Ribbon with respect to the Sichuan Brewery, and since the expansion of Zhaoqing Brewery was substantially completed during early part of 1997, the

Company does not anticipate that Guangdong Blue Ribbon will provide or need to provide any additional funds or advances to finance the continuing development of Zhaoqing Brewery in the near future. The Company believes that it will be able to fund expected capital expenditures with respect to the continuing development and any future expansion of Zhaoqing Brewery through internal cash flow and external resources.

   During the six months ended June 30, 1997, Noble Brewery declared and paid a dividend relating to earnings for the year ended December 31, 1996, resulting in a dividend to Zhaoqing Brewery HC of RMB 34,413,512.

   In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited -US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in Holdings. As of June 30, 1997 and December 31, 1996, advances from such shareholders, West Coast Star Enterprises Ltd., Mapesbury Limited, Redcliffe Holdings Ltd. and Oriental Win were approximately RMB 39,900,000, RMB 13,300,000, RMB 13,300,000 and RMB 7,300,00, respectively.

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

   Zhaoqing Brewery and Noble Brewery conduct virtually all of their business in China and, accordingly, the sale of their products are settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect their financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial condition of the Company. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$1.00 to RMB8.65 at December 31, 1993, RMB8.45 at December 31, 1994, RMB8.32 at December 31, 1995, RMB 8.32 at December 31, 1996, and RMB 8.32 at June 30, 1997.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits  -

        27   Financial Data Schedule (electronic filing only)


   (b)  Reports on Form 8-K  -

        Three Months Ended June 30, 1997:  None.

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



                                 CBR BREWING COMPANY, INC.
                                 -------------------------
                                     (Registrant)



Date:  September 17, 1997        By: /s/  ZHI-SHOU CHEN
                                     ------------------
                                     Zhi-shou Chen
                                     President and Director
                                     (Duly authorized officer)



Date:  September 17, 1997        By: /s/   GARY C.K. LUI
                                     -------------------
                                     Gary C.K. Lui
                                     Chief Financial Officer
                                     (Chief Financial Officer)