Form 10-Q
period 1997-09-30
CBR BREWING CO INC
filed 1997-11-12
CIK 846012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997
                                    ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to ____________

                       Commission File Number:  33-26617A
                                                ---------

                           CBR BREWING COMPANY, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

     Florida                                      65-0145422
     -------                                      ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)

433 North Camden Drive, Suite 1200
       Beverly Hills, California                     90210
----------------------------------                   -----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (310) 274-5172
                                                     --------------

                                Not applicable
----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X       No
                    ------        ------


  As of September 30, 1997, the Company had 5,000,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

Total sequentially numbered pages in this document:  26.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                   ------------------------------------------


                                     INDEX
                                     -----


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets (unaudited) - September 30, 1997 and December 31, 1996

          Condensed Consolidated Statements of Income (unaudited) - Three months and nine months ended September 30, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements (unaudited) - Three months and nine months ended September 30, 1997 and 1996

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                        September 30, 1997          December 31, 1996
                                                     -------------------------   ------------------------
                                                         RMB           USD           RMB          USD
                                                     -----------   -----------   -----------   ----------
ASSETS
Current assets:
 Cash                                                  73,212,975     8,799,636     39,709,594   4,772,788
 Accounts and bills receivable, net Inventories       210,261,329    25,283,814    207,499,153  24,939,802
 (Note 3)                                              98,518,366    11,841,150     87,549,836  10,522,817
 Amounts due from related companies                    27,847,494     3,347,055     33,089,333   3,977,083
 Prepayments, deposits and other receivables           27,404,040     3,293,755     17,779,904   2,137,008
                                                      -----------   -----------    -----------  ----------

 Total current assets                                 437,344,204    52,565,410    385,627,820  46,349,498

Interest in an associated company (Note 5)            218,764,729    26,293,838    216,984,220  26,079,834

Property, plant and equipment, net                    208,636,289    25,076,477    223,890,108  26,909,869
                                                      -----------   -----------    -----------  ----------
 Total assets                                         864,745,222   103,935,725    826,502,148  99,339,201
                                                      ===========   ===========    ===========  ==========


                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                         September 30, 1997          December 31, 1996
                                                      -------------------------   ------------------------
                                                          RMB           USD           RMB          USD
                                                      -----------   -----------   -----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank borrowings                                       40,500,000     4,867,789    40,500,000    4,867,789
 Capital lease obligations                              7,461,958       896,870     9,034,742    1,085,907
 Accounts payable and accrued liabilities             109,680,054    13,182,699   104,207,246   12,524,909
 Customer deposits                                      4,400,000       528,846    59,003,600    7,091,779
 Amounts due to related companies                      33,705,824     4,051,182    21,357,655    2,567,026
 Amounts due to an associated company                 211,456,372    25,415,429   166,501,751   20,012,230
 Income taxes payable                                     260,000        31,250       260,000       31,250
 Sales taxes payable                                   57,558,998     6,918,149    63,904,235    7,680,798
 Deferred tax liabilities                               6,173,000       741,947     4,413,000      530,409
                                                      -----------   -----------   -----------   ----------

 Total current liabilities                            471,196,206    56,634,161   469,182,229   56,392,097
                                                      -----------   -----------   -----------   ----------
Long term liabilities:
 Capital lease obligations                             10,108,179     1,214,925    15,862,549    1,906,556
                                                      -----------   -----------   -----------   ----------

Minority interests                                    137,200,018    16,490,388   120,073,940   14,431,964
                                                      -----------   -----------   -----------   ----------
Shareholders' advances and shareholders' equity:

Advances from shareholders (Note 4)                    73,794,948     8,869,585    73,794,948    8,869,585
                                                      -----------   -----------   -----------   ----------
Common stock
 -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,000,013 shares outstanding                              4,265           513         4,265          513
 -Class B, US$0.0001 par value,
 10,000,000 shares authorized,
 3,000,000 shares outstanding                               2,559           307         2,559          307
Additional paid-in capital                            104,030,194    12,503,629   104,030,194   12,503,629
General reserve and enterprise development funds        4,823,561       579,754     4,823,561      579,754
Retained earnings                                      63,585,292     7,642,463    38,727,903    4,654,796
                                                      -----------   -----------   -----------   ----------

 Total shareholders' equity                           172,445,871    20,726,666   147,588,482   17,738,999
                                                      -----------   -----------   -----------   ----------

 Total shareholders' advances and shareholders'
    equity                                            246,240,819    29,596,251   221,383,430   26,608,584
                                                      -----------   -----------   -----------   ----------

 Total liabilities and shareholders' equity           864,745,222   103,935,725   826,502,148   99,339,201
                                                      ===========   ===========   ===========   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                                        Three             Nine
                                                                                                     Months Ended     Months Ended
                                        Three Months Ended                 Nine Months Ended         September 30,    September 30,
                                        September 30, 1997                 September 30, 1997             1996             1996
                                 ----------------------------------   ----------------------------   --------------   --------------
                                         RMB               USD             RMB            USD             RMB              RMB
                                 -------------------   ------------   -------------   ------------   --------------   --------------
Sales, including sales to
 related  companies of RMB
 2,174,552 and RMB 8,705,009
 for the three months and
 nine months ended September
 30, 1997, respectively, and
 nil and nil for the three
 months and nine months
 ended September 30, 1996,
 respectively                           290,194,242     34,879,116     944,798,713    113,557,538      306,718,479      950,289,048
Sales taxes                              (5,206,871)      (625,826)    (17,770,567)    (2,135,885)      (5,812,980)     (18,192,910)
                                 ------------------    -----------    ------------    -----------    -------------    -------------

Net sales                               284,987,371     34,253,290     927,028,146    111,421,653      300,905,499      932,096,138
Cost of sales, including
 inventory purchased from
 related companies of
 RMB 147,129,339 and RMB
 557,134,320 for the three
 months and nine months
 ended September 30, 1997,
 respectively, and RMB 202,
 392,696 and RMB 605,179,405
 for the three months and
 nine months ended September
 30, 1996, respectively;
 and royalty fee paid to a
 related company of RMB
 1,469,494 and RMB 5,653,213
 for the three months and nine
 months ended September 30,
 1997, respectively, and RMB
 2,261,653 and RMB 6,395,214
 for the three months and nine
 months ended September 30,
 1996, respectively                    (242,867,703)   (29,190,830)   (766,623,846)   (92,142,289)    (255,919,347)    (787,903,498)
                                       -------------   ------------   -------------   ------------    -------------    ------------

Gross profit                             42,119,668      5,062,460     160,404,300     19,279,364       44,986,152      144,192,640

Selling, general and
 administrative expenses,
 including management fee paid to
 a related company of RMB 945,000
 for the three months ended September
 30, 1996 and 1997, respectively,
 and RMB 2,835,000 for the nine
 months ended September 30, 1996
 and 1997, respectively                 (41,445,191)    (4,981,393)   (139,281,844)   (16,740,606)     (37,320,069)    (119,096,142)
                                        ------------    -----------   -------------   ------------     ------------    -------------


Operating income                            674,477         81,067      21,122,456      2,538,758        7,666,083       25,096,498
Foreign exchange gains
 (losses)                                   (41,061)        (4,935)        (52,917)        (6,360)         374,708          534,459
Other expense:
  Interest expense, including
   interest paid to related companies
   of RMB 1,873,841 and RMB
   4,994,022 for the three months
   and nine months ended September
   30, 1997, respectively, and
   RMB 2,778,908 and RMB 9,378,620
   for the three months and nine
   months ended September 30, 1996,
   respectively                          (3,789,671)      (455,489)    (13,520,093)    (1,625,011)      (4,728,093)     (17,553,745)
                                         -----------    -----------    ------------    -----------      -----------     ------------


Income (loss) before income
 taxes                                   (3,156,255)      (379,357)      7,549,446        907,387        3,312,698        8,077,212
Income taxes                                      -              -      (1,760,000)      (211,538)        (473,587)        (973,587)
                                         -----------    -----------    ------------    -----------      -----------     -----------

                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)



                                                                                                         Three             Nine
                                                                                                      Months Ended    Months Ended
                                             Three Months Ended             Nine Months Ended        September 30,    September 30,
                                             September 30, 1997             September 30, 1997            1996             1996
                                        -----------------------------   --------------------------   --------------   --------------
                                             RMB             USD            RMB            USD            RMB              RMB
                                        -------------   -------------   ------------   -----------   --------------   --------------
Income (loss) before equity in
 earnings of an associated
 company                                  (3,156,255)       (379,357)     5,789,446       695,849        2,839,111        7,103,625

Equity in earnings of an associated
 company                                  13,542,701       1,627,729     36,194,021     4,350,243        6,567,324       15,058,854
                                          ----------       ---------    -----------    ----------       ----------       ----------

Income before minority interests          10,386,446       1,248,372     41,983,467     5,046,092        9,406,435       22,162,479
Minority interests                        (4,433,459)       (532,869)   (17,126,078)   (2,058,425)      (5,417,228)      (9,500,878)
                                          ----------       ---------    -----------    ----------       ----------       ----------

Net income for the period                  5,952,987         715,503     24,857,389     2,987,667        3,989,207       12,661,601
                                          ==========       =========    ===========    ==========       ==========       ==========
Net income per common share                     0.74            0.09           3.11          0.37             0.50             1.58
                                          ==========       =========    ===========    ==========       ==========       ==========
Weighted average shares of common
 stock                                     8,000,013       8,000,013      8,000,013     8,000,013        8,000,013        8,000,013
                                          ==========       =========    ===========    ==========       ==========       ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Nine Months Ended         Nine Months Ended
                                                         September 30, 1997       September 30, 1996
                                                     --------------------------   -------------------
                                                         RMB            USD               RMB
                                                     ------------   -----------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            24,857,389     2,987,667            12,661,601

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Allowance for doubtful accounts                    11,958,000     1,437,260             2,131,251
   Depreciation and amortization                      24,551,961     2,950,957            20,582,444
   Foreign exchange (gains) losses                        52,917         6,360              (534,459)
   Minority interests                                 17,126,078     2,058,425             9,500,878
   Equity in earnings of an associated company       (36,194,021)   (4,350,243)          (15,058,854)
   Dividend received from an associated company       34,413,512     4,136,239            39,797,878
   Income taxes payable                                1,760,000       211,538             3,910,971
                                                     -----------    ----------           -----------

                                                      78,525,836     9,438,203            72,991,710

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                     (14,820,176)   (1,781,271)            1,388,756
   Inventories                                       (10,968,530)   (1,318,333)          (71,932,578)
   Amounts due from related companies                  5,241,839       630,029            25,588,630
   Prepayments, deposits and other receivables        (9,624,136)   (1,156,747)           (1,402,199)
 Increase (decrease) in -
   Accounts payable and accrued liabilities            5,472,808       657,789            64,817,290
   Customer deposits                                 (54,603,600)   (6,562,933)          (54,768,813)
   Amount due to an associated company                44,954,621     5,403,200            10,332,572
   Sales taxes payable                                (6,345,237)     (762,649)           19,402,816
                                                     -----------    ----------           -----------

NET CASH PROVIDED BY OPERATING
ACTIVITIES                                            37,833,425     4,547,288            66,418,184
                                                     -----------    ----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment         (9,351,059)   (1,123,926)          (70,112,223)
                                                     -----------    ----------           -----------
NET CASH USED IN INVESTING
ACTIVITIES                                            (9,351,059)   (1,123,926)          (70,112,223)
                                                     -----------    ----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                         -             -            13,500,000
   Increase in amounts due to related companies       12,348,169     1,484,155             7,539,127
   Repayment of capital lease obligations             (7,327,154)     (880,669)           (2,834,883)
                                                     -----------    ----------           -----------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                             5,021,015       603,486            18,204,244
                                                     -----------    ----------           -----------

Net increase in cash                                  33,503,381     4,026,848            14,510,205
Cash at beginning of period                           39,709,594     4,772,788            57,448,305
                                                     -----------    ----------           -----------

Cash at end of period                                 73,212,975     8,799,636            71,958,510
                                                     ===========    ==========           ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The acquisition on October 31, 1994 of Zhaoqing Brewery HC, including Zhaoqing Brewery HC's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. Since High Worth JV had no operations prior to this acquisition, consolidated financial statements have been prepared commencing October 31, 1994, to reflect the post-acquisition consolidated results of the operations of Zhaoqing Brewery and Noble Brewery attributable to the Company. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1996 and September 30, 1997. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties are adequate to satisfy the Company's working capital requirements for the foreseeable future.

Certain prior period amounts have been reclassified to conform with the current year's presentation.

Foreign Currency Translation  -  In preparing the consolidated financial
----------------------------
statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

Translation of amounts from RMB into United States dollars ("USD") for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on September 30, 1997, of USD1.00 = RMB8.32. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other rate.


NOTE 2  --  COMMENTS

The accompanying condensed consolidated financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1997, the results of operations for the three months and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

The results of operations for the three months and nine months ended September 30, 1997 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

The calculation of net income per share is based on the weighted average number of shares of Class A and Class B Common Stock issued and outstanding during each respective period.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 3  --  INVENTORIES

Inventories consisted of the following at September 30, 1997 and December 31, 1996:


                                                                                September 30, 1997        December 31, 1996
                                                                                ------------------        -----------------
                                                                                RMB          USD          RMB          USD
                                                                                ---          ---          ---          ---
     Raw materials                                                            32,135,380    3,862,425   30,935,530    3,718,213
     Work in progress                                                          6,441,597      774,230    6,224,036      748,081
     Finished goods                                                           59,941,389    7,204,495   50,390,270    6,056,523
                                                                              ----------   ----------   ----------   ----------

                                                                              98,518,366   11,841,150   87,549,836   10,522,817
                                                                              ==========   ==========   ==========   ==========


NOTE 4   --   ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in Holdings. As of September 30, 1997 and December 31, 1996, advances from such shareholders, West Coast Star Enterprises Ltd., Mapesbury Limited, Redcliffe Holdings Ltd., and Oriental Win were approximately RMB 39,900,000, RMB 13,300,000, RMB 13,300,000 and RMB 7,300,000, respectively.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 5   --   INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary as follows:


                                                      RMB
                                                  -----------

  Unlisted investment, at cost,
     October 31, 1994                             209,361,595

  The Company's share of earnings and
     dividends of an associated company:
     Earnings -
       Two months ended December 31, 1994           7,812,392
       For the year ended December  31, 1995       34,213,058
       For the year ended December 31, 1996        34,039,622
       Three months ended March 31, 1997           15,029,824
       Three months ended June 30, 1997             7,621,496
       Three months ended September 30, 1997       13,542,701
     Dividends -
       Declared and paid during 1995              (28,644,569)
       Declared and paid during 1996              (39,797,878)
       Declared and paid during 1997              (34,413,512)
                                                  -----------

  Unlisted investment, September 30, 1997         218,764,729
                                                  ===========


The condensed statements of operations of Noble Brewery for the three months and nine months ended September 30, 1997 and 1996 are as follows:


                                                                                             Three           Nine
                                                                                         Months Ended   Months Ended
                                    Three Months Ended           Nine Months Ended       September 30,   September 30,
                                    September  30, 1997          September 30, 1997          1996            1996
                                ---------------------------   ------------------------   -------------   -------------
                                    RMB            USD            RMB          USD            RMB             RMB
                                ------------   ------------   -----------   ----------   -------------   -------------
Net sales                        131,444,252     15,798,588   498,849,616   59,957,886     166,186,130     508,780,266
                                ============   ============   ===========   ==========   =============   =============

Net income                        21,263,958      2,555,764    83,875,570   10,081,198      20,730,412      55,898,583
                                ============   ============   ===========   ==========   =============   =============

The Company's share
  of net income after
  adjustment of unrealised
  intercompany profit             13,542,701      1,627,729    36,194,021    4,350,243       6,567,324      15,058,854
                                ============   ============   ===========   ==========   =============   =============


                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE 6   --   PRODUCTION AND SALE OF PABST BLUE RIBBON BEER BY GUANGDONG BLUE
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

The Company currently estimates that the Sichuan Brewery will produce from 16,000 to 18,000 metric tons of Pabst Blue Ribbon beer in 1997. In April 1997, in order to facilitate the efficient distribution and sale of Pabst Blue Ribbon beer in China, the Marketing Company and the Sichuan Brewery entered into a Memorandum of Understanding. Pursuant to the Memorandum of Understanding, Sichuan Brewery will sell all of its production of Pabst Blue Ribbon beer to the Marketing Company at mutually agreed ex-factory prices, and will grant the Marketing Company the right to regulate production to reflect market demand. Since the Marketing Company is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors, the sale of the Sichuan Brewery's production by the Marketing Company is not expected to have a material effect on consolidated results of operations. However, to the extent that the production of Pabst Blue Ribbon beer by the Sichuan Brewery causes a commensurate reduction in beer production and sales by Zhaoqing Brewery and/or Noble Brewery, the Company's consolidated results of operations could be adversely affected. The Company currently estimates that the Sichuan Brewery's 1997 production will represent approximately 6% of the Company's total 1997 sales volume. For the six month period from April 1, 1997 to September 30, 1997, the Marketing Company purchased an aggregate of 6,963 tons of Pabst Blue Ribbon beer produced by the Sichuan Brewery, which represents 3.9% of the Company's total sales volume for the nine months ended September 30, 1997.

As the Company and Guangdong Blue Ribbon are the only entities that can produce Pabst Blue Ribbon beer in China outside of Guangdong Province, the Company is now seeking expansion and cooperation opportunities to extend its brewing operation into other provinces either with Guangdong Blue Ribbon or with other local strategic brewers.

In early October 1997, the Sichuan Brewery advised the Marketing Company that it intends to commence selling its production of Pabst Blue Ribbon beer directly and that it will therefore cease selling its production of Pabst Blue Ribbon beer to the Marketing Company, effective immediately. The Company is currently in discussions with Guangdong Blue Ribbon and the Sichuan Brewery with regard to the termination of the Memorandum of Understanding between the Sichuan Brewery and the Marketing Company. The Company is also reviewing its legal options in the PRC with respect to the termination of the Memorandum of Understanding, but is currently unable to predict the ultimate resolution of this matter.

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

     The Company currently estimates that the Sichuan Brewery will produce from 16,000 to 18,000 metric tons of Pabst Blue Ribbon beer in 1997. In April 1997, in order to facilitate the efficient distribution and sale of Pabst Blue Ribbon beer in China, the Marketing Company and the Sichuan Brewery entered into a Memorandum of Understanding. Pursuant to the Memorandum of Understanding, Sichuan Brewery will sell all of its production of Pabst Blue Ribbon beer to the Marketing Company at mutually agreed ex-factory prices, and will grant the Marketing Company the right to regulate production to reflect market demand.

     Since the Marketing Company is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors, the sale of the Sichuan Brewery's production by the Marketing Company is not expected to have a material effect on consolidated results of operations. However, to the extent that the production of Pabst Blue Ribbon beer by the Sichuan Brewery causes a commensurate reduction in beer production and sales by Zhaoqing Brewery and/or Noble Brewery, the Company's consolidated results of operations could be adversely affected. The Company currently estimates that the Sichuan Brewery's 1997 production will represent approximately 6% of the Company's total 1997 sales volume. For the six month period from April 1, 1997 to September 30, 1997, the Marketing Company purchased an aggregate of 6,963 tons of Pabst Blue Ribbon beer produced by the Sichuan Brewery, which represents 3.9% of the Company's total sales volume for the nine months ended September 30, 1997.

     As the Company and Guangdong Blue Ribbon are the only entities that can produce Pabst Blue Ribbon beer in China outside of Guangdong Province, the Company is now seeking expansion and cooperation opportunities to extend its brewing operation into other provinces either with Guangdong Blue Ribbon or with other local strategic brewers.

     In early October 1997, the Sichuan Brewery advised the Marketing Company that it intends to commence selling its production of Pabst Blue Ribbon beer directly and that it will therefore cease selling its production of Pabst Blue Ribbon beer to the Marketing Company, effective immediately. The Company is currently in discussions with Guangdong Blue Ribbon and the Sichuan Brewery with regard to the termination of the Memorandum of Understanding between the Sichuan Brewery and the Marketing Company. The Company is also reviewing its legal options in the PRC with respect to the termination of the Memorandum of Understanding, but is currently unable to predict the ultimate resolution of this matter.

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


Consolidated Results of Operations:

Three Months Ended September 30, 1997 and 1996  -

     Sales: For the three months ended September 30, 1997, net sales, all of which were conducted through the Marketing Company, were RMB 284,987,371, all of which were attributable to beer sales. During the three months ended September 30, 1997, the Marketing Company purchased RMB 139,504,962 and RMB 7,624,377 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Approximately 99.7% of total beer sales during the three months ended September 30, 1997 were provided from the sale and distribution of beer products under the
Pabst Blue Ribbon brand name.   For the three months ended September 30, 1996,
net sales, all of which were conducted through the Marketing Company, were RMB 300,905,499, of which RMB 273,815,456 (91.0%) were attributable to beer sales and RMB 27,090,043 (9.0%) were attributable to the sales of mineral water, non-carbonated soft drinks and red wine.

     Net sales decreased by RMB 15,918,128 or 5.3% in 1997 as compared to 1996, as a result of the Company's elimination of the sales of mineral water, non-carbonated soft drinks and red wine in 1997. During 1996, the Company sold mineral water, non-carbonated soft drinks and red wine, which were purchased from Guangdong Blue Ribbon. The Company discontinued the sale of mineral water, non-carbonated soft drinks and red wine in late 1996. During the three months ended September 30, 1997, net sales of beer products increased by RMB 11,171,915 or 4.1% to RMB 284,987,371, as compared to RMB 273,815,456 for the three months ended September 30, 1996. The Company sold 58,400 metric tons of beer to distributors in 1997 as compared to 57,475 metric tons of beer in 1996. The increase in net sales of beer products in 1997 as compared to 1996 was primarily attributable to a shift in the sales mix to higher value products in 1997.

     During the three months ended September 30, 1997, Zhaoqing Brewery sold 15,505 metric tons of beer to the Marketing Company, of which 499 metric tons (3.2%) were local brand beer and 15,006 metric tons (96.8%) were Pabst Blue Ribbon beer. During the three months ended September 30, 1996, Zhaoqing Brewery sold 23,412 metric tons of beer to the Marketing Company, of which 504 metric tons (2.2%) were local brand beer and 22,908 metric tons (97.8%) were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 7,907 metric tons or 33.8% from 1996 to 1997.

     The Marketing Company regulates the production of Pabst Blue Ribbon beer by Zhaoqing Brewery and Noble Brewery in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand. As a result of heavy rains in China during the three months ended September 30, 1997, which caused widespread flooding and washed out many roads, the Company's ability to ship its beer products to distributors was significantly impaired during this period. In addition, the Company believes that the widespread flooding also caused a temporary decrease in consumer's discretionary income available to purchase the Company's products. As a result of these factors, total beer sold by Zhaoqing Brewery and Noble Brewery to the Marketing Company decreased during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, as the Company reduced production to correspond to lower demand in an effort to avoid excessive finished goods inventory.

     Gross Profit: For the three months ended September 30, 1997, total gross profit was RMB 42,119,668 or 14.8% of total net sales, all of which consisted of gross profit from beer sales. For the three months ended September 30, 1996, total gross profit was RMB 44,986,152 or 15.0% of total net sales, and consisted of gross profit from beer sales of RMB 43,076,486 or 15.7% of net sales of beer and gross profit from sales of mineral water, non-carbonated soft drinks and red wine of RMB 1,909,666 or 7.0% of net sales of mineral water, non-carbonated soft drinks and red wine.

     Gross margin from beer sales decreased to 14.8% in 1997 as compared to 15.7% in 1996 as a result of a shift in the sales mix to slightly lower margin products in 1997 in response to changing market conditions.

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

     Selling, General and Administrative Expenses: For the three months ended September 30, 1997, selling, general and administrative expenses were RMB 41,445,191 or 14.5% of net sales, consisting of selling expenses of RMB 29,985,061 and general and administrative expenses of RMB 11,460,130. The Company did not record an allowance for doubtful accounts for the three months ended September 30, 1997, as the Company recovered some previously written-off accounts receivable during the period.

     For the three months ended September 30, 1996, selling, general and administrative expenses were RMB 37,320,069 or 12.4% of net sales, consisting of selling expenses of RMB 29,142,163 and general and administrative expenses of RMB 8,177,906. Net of an allowance for doubtful accounts of RMB 801,251, general and administrative expenses were RMB 7,376,655.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 842,898 or 2.9% in 1997 as compared to 1996, and as a percent of net sales, to 10.5% in 1997 from 9.7% in 1996. Selling expenses increased in 1997 as compared to 1996, both on an absolute basis and as a percentage of sales, as a result of the increase in selling expenses in 1997 related to beer products exceeding the reduction in selling expenses related to mineral water, non-carbonated soft drinks and red wine, which products the Company sold in 1996 but is not selling in 1997. During 1997, the Company implemented a substantially expanded advertising and promotional program to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, as a result of softening consumer demand and increasing competition from foreign premium brand beer.

     General and administrative expenses include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 4,083,475 or 55.4% in 1997 as compared to 1996, and as a percentage of net sales, to 4.0% in 1997 from 2.5% in 1996. General and administrative expenses increased in 1997 as compared in 1996 primarily as a result of increased personnel and personnel related costs.

     Operating Income: For the three months ended September 30, 1997, operating income was RMB 674,477 or 0.2% of net sales. For the three months ended September 30, 1996, operating income was RMB 7,666,083 or 2.5% of net sales.
The decrease in operating income is primarily attributable to the elimination of the sales of mineral water, non-carbonated soft drinks and red wine and increased selling, general and administrative expenses. The adjustment and regulation of production between Zhaoqing Brewery and Noble Brewery by the Marketing Company also contributed to the decrease in operating income.

     Interest Expense: For the three months ended September 30, 1997, interest expense decreased by RMB 938,422 or 19.8% to RMB 3,789,671, as compared to RMB 4,728,093 for the three months ended September 30, 1996. Interest expense decreased in 1997 as compared to 1996 as a result of the decrease in customer deposits and capital lease obligations.

     Income Taxes: For the three months ended September 30, 1997, no income tax expense was provided, as Zhaoqing Brewery's operations in China were subject to a 100% tax exemption in 1997. For the three months ended September 30, 1996, deferred income tax expense of RMB 473,587 was recorded.

     Net Income: Net income increased to RMB 5,952,987 (RMB 0.74 per share) for the three months ended September 30, 1997, as compared to RMB 3,989,207 (RMB
0.50 per share) for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 and 1996 -

     Sales: For the nine months ended September 30, 1997, net sales, all of which were conducted through the Marketing Company, were RMB 927,028,146, all of which were attributable to beer sales. During the nine months ended September 30, 1997, the Marketing Company purchased RMB 529,114,902 and RMB 28,019,418 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Approximately 99.8% of total beer sales during the nine months ended September 30, 1997 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand name. For the nine months ended September 30, 1996, net sales, all of which were conducted through the Marketing Company, were RMB 932,096,138, of which RMB 861,982,510 (92.5%) were attributable to beer sales and RMB 70,113,628 (7.5%) were attributable to the sales of mineral water, non-carbonated soft drinks and red wine.

     Net sales decreased by RMB 5,067,992 or 0.5% in 1997 as compared to 1996, as a result of the Company's elimination of the sales of mineral water, non-carbonated soft drinks and red wine in 1997. During 1996, the Company sold mineral water, non-carbonated soft drinks and red wine, which were purchased from Guangdong Blue Ribbon. The Company discontinued the sale of mineral water, non-carbonated soft drinks and red wine in late 1996. During the nine months ended September 30, 1997, net sales of beer products increased by RMB 65,045,636 or 7.5% to RMB 927,028,146, as compared to RMB 861,982,510 for the nine months ended September 30, 1996. The Company sold 181,973 metric tons of beer to distributors in 1997 as compared to 174,198 metric tons of beer in 1996. The increase in net sales of beer products in 1997 as compared to 1996 was primarily attributable to a shift in the sales mix to higher value products in 1997.

     During the nine months ended September 30, 1997, Zhaoqing Brewery sold 59,016 metric tons of beer to the Marketing Company, of which 1,156 metric tons (2.0%) were local brand beer and 57,860 metric tons (98.0%) were Pabst Blue Ribbon beer. During the nine months ended September 30, 1996, Zhaoqing Brewery sold 66,432 metric tons of beer to the Marketing Company, of which 1,526 metric tons (2.3%) were local brand beer and 64,906 metric tons (97.7%) were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 7,416 metric tons or 11.2% from 1996 to 1997.

     The Marketing Company regulates the production of Pabst Blue Ribbon beer by Zhaoqing Brewery and Noble Brewery in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand. As a result of heavy rains in China during the three months ended September 30, 1997, which caused widespread flooding and washed out many roads, the Company's ability to ship its beer products to distributors was significantly impaired during this period. In addition, the Company believes that the widespread flooding also caused a temporary decrease in consumer's discretionary income available to purchase the Company's products. As a result of these factors, total beer sold by Zhaoqing Brewery and Noble Brewery to the Marketing Company decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, as the Company reduced production to correspond to lower demand in an effort to avoid excessive finished goods inventory.

     Gross Profit: For the nine months ended September 30, 1997, total gross profit was RMB 160,404,300 or 17.3% of total net sales, all of which consisted of gross profit from beer sales. For the nine months ended September 30, 1996, total gross profit was RMB 144,192,640 or 15.5% of total net sales, and consisted of gross profit from beer sales of RMB 139,020,181 or 16.1% of net sales of beer and gross profit from sales of mineral water, non-carbonated soft drinks and red wine of RMB 5,172,459 or 7.4% of net sales of mineral water, non-carbonated soft drinks and red wine.

     Gross margin from beer sales increased to 17.3% in 1997 as compared to 16.1% in 1996 as a result a shift in the sales mix to higher margin products in 1997 in response to changing market conditions.

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

     Selling, General and Administrative Expenses: For the nine months ended September 30, 1997, selling, general and administrative expenses were RMB 139,281,844 or 15.0% of net sales, consisting of selling expenses of RMB 86,708,573 and general and administrative expenses of RMB 52,573,271. Net of an allowance for doubtful accounts of RMB 11,958,000, general and administrative expenses were RMB 40,615,271.

     For the nine months ended September 30, 1996, selling, general and administrative expenses were RMB 119,096,142 or 12.8% of net sales, consisting of selling expenses of RMB 84,158,443 and general and administrative expenses of RMB 34,937,699. Net of an allowance for doubtful accounts of RMB 2,131,251, general and administrative expenses were RMB 32,806,448.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 2,550,130 or 3.0% in 1997 as compared to 1996, and increased as a percent of net sales, to 9.4% in 1997 from 9.0% in 1996. Selling expenses increased in 1997 as compared to 1996, both on an absolute basis and as a percentage of net sales, as a result of the increase in selling expenses in 1997 related to beer products exceeding the reduction in selling expenses related to mineral water, non-carbonated soft drinks and red wine, which products the Company sold in 1996 but is not selling in 1997. During 1997, the Company implemented a substantially expanded advertising and promotional program to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, as a result of softening consumer demand and increasing competition from foreign premium brand beer.

     General and administrative expenses include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 7,808,823 or 23.8% in 1997 as compared to 1996, and as a percentage of net sales, to 4.4% in 1997 from 3.5% in 1996. General and administrative expenses increased in 1997 as compared to 1996 primarily as a result of increased personnel and personnel related costs.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 1.3% of net sales in 1997 as compared to 0.2% in 1996, as a result of the increased age of accounts receivable outstanding in 1997. Accounts receivable are typically outstanding for a longer period of time in China than in the United States.

     Operating Income: For the nine months ended September 30, 1997, operating income was RMB 21,122,456 or 2.3% of net sales. For the nine months ended September 30, 1996, operating income was RMB 25,096,498 or 2.7% of net sales. The decrease in operating income is primarily attributable to the elimination of the sale of mineral water, non-carbonated soft drinks and red wine and increased selling, general and administrative expenses. The adjustment and regulation of production between the two breweries Zhaoqing Brewery and Noble Brewery by the Marketing Company also contributed to the decrease in operating income.

     Interest Expense: For the nine months ended September 30, 1997, interest expense decreased by RMB 4,033,652 or 23.0% to RMB 13,520,093, as compared to RMB 17,553,745 for the nine months ended September 30, 1996. Interest expense decreased in 1997 as compared to 1996 as a result of the decrease in customer deposits and capital lease obligations.

     Income Taxes: For the nine months ended September 30, 1997, income tax expense was RMB 1,760,000. Although Zhaoqing Brewery's operations in China were subject to a 100% tax exemption in 1997, deferred income taxes were recorded for the nine months ended September 30, 1997 primarily as a result of a potential United States Federal tax liability resulting from dividends paid by Noble Brewery to Zhaoqing Brewery HC. For the nine months ended September 30, 1996, deferred income tax expense of RMB 973,587 was recorded.

     Net Income: Net income increased to RMB 24,857,389 (RMB 3.11 per share) for the nine months ended September 30, 1997, as compared to RMB 12,661,601 (RMB
1.58 per share) for the nine months ended September 30, 1996.


Noble Brewery:
-------------

Three Months Ended September 30, 1997  and 1996  -

     Sales: For the three months ended September 30, 1997 and 1996, net sales were RMB 131,444,252 and RMB 166,186,130, respectively.

     During the three months ended September 30, 1997, Noble Brewery sold 31,214 metric tons of beer to the Marketing Company, as compared to 42,587 metric tons of beer during the three months ended September 30, 1996. Total beer sold by Noble Brewery to the Marketing Company decreased by 11,373 metric tons or 26.7% from 1996 to 1997.

     Gross Profit: For the three months ended September 30, 1997 and 1996, gross profit was RMB 30,887,795 or 23.5% of net sales and RMB 36,443,517 or 21.9% of net sales, respectively.

     Selling, General and Administrative Expenses: For the three months ended September 30, 1997, selling, general and administrative expenses totalled RMB 5,706,367 or 4.3% of net sales, consisting of selling expenses of RMB 1,522,315 and general and administrative expenses of RMB 4,184,052. For the three months ended September 30, 1996, selling, general and administrative expenses totalled RMB 11,753,658 or 7.1% of net sales, consisting of selling expenses of RMB 5,290,666 and general and administrative expenses of RMB 6,462,992. Selling expenses consist of warehousing, storage and freight costs.

     Operating Income: For the three months ended September 30, 1997 and 1996, operating income was RMB 25,181,428 or 19.2% of net sales and RMB 24,689,859 or 14.9% of net sales, respectively.

     Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, RMB 3,565,846 has been recorded as income tax expense for the three months ended September 30, 1997. For the three months ended September 30, 1996, income tax expense of RMB 4,477,400 was recorded.

     Net Income: Net income increased to RMB 21,263,958 or 16.2% of net sales for the three months ended September 30, 1997, as compared to RMB 20,730,412 or 12.5% of net sales for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 and 1996 -

     Sales: For the nine months ended September 30, 1997 and 1996, net sales were RMB 498,849,616 and RMB 508,780,266, respectively.

     During the nine months ended September 30, 1997, Noble Brewery sold 116,369 metric tons of beer to the Marketing Company, as compared to 121,633 metric tons of beer during the nine months ended September 30, 1996. Total beer sold by Noble Brewery to the Marketing Company decreased by 5,264 metric tons or 4.3% from 1996 to 1997.

     Gross Profit: For the nine months ended September 30, 1997 and 1996, gross profit was RMB 131,976,860 or 26.5% of net sales and RMB 106,325,230 or 20.9% of net sales, respectively.

     Selling, General and Administrative Expenses: For the nine months ended September 30, 1997, selling, general and administrative expenses totalled RMB 32,867,394 or 6.6% of net sales, consisting of selling expenses of RMB 3,255,002 and general and administrative expenses of RMB 29,612,392. For the nine months ended September 30, 1996, selling, general and administrative expenses totalled RMB 36,212,574 or 7.1% of net sales, consisting of selling expenses of RMB 12,535,121 and general and administrative expenses of RMB 23,677,453. Selling expenses consist of warehousing, storage and freight costs.

     Operating Income: For the nine months ended September 30, 1997 and 1996, operating income was RMB 99,109,466 or 19.9% of net sales and RMB 70,112,656 or 13.8% of net sales, respectively.

     Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, RMB 15,099,465 has been recorded as income tax expense for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, income tax expense of RMB 14,251,007 was recorded.

     Net Income: Net income increased to RMB 83,875,570 or 16.8% of net sales for the nine months ended September 30, 1997, as compared to RMB 55,898,583 or 11.0% of net sales for the nine months ended September 30, 1996.

Consolidated Financial Condition  -  September 30, 1997:

     Liquidity and Capital Resources - For the nine months ended September 30, 1997, the Company's operations provided cash resources of RMB 37,833,425. The Company's cash balance increased by RMB 33,503,381 to RMB 73,212,975 at September 30, 1997, as compared to RMB 39,709,594 at December 31, 1996. The Company's net working capital deficit decreased by RMB 49,702,407 to RMB 33,852,002 at

September 30, 1997, as compared to RMB 83,554,409 at December 31, 1996, and the Company's current ratio at September 30, 1997 was 0.93:1, as compared to 0.82:1 at December 31, 1996.

     Net of an allowance for doubtful accounts of RMB 11,958,000 for the nine months ended September 30, 1997, accounts and bills receivable increased by RMB 2,862,176 or 1.4% to RMB 210,361,329 at September 30, 1997, as compared to RMB 207,499,153 at December 31, 1996, as a result of the seasonal nature of the business, and as a result of a change in credit policy by the Marketing Company implemented in 1997. Commencing January 1, 1997, as a result of more intensive competition from other premium band beers in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security for their purchases. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure part or all of the payment on the due date. The Marketing Company has also provided extended credit terms to certain distributors that meet minimum financial criteria. At September 30, 1997, bills receivable had increased to RMB 62,689,815 or 29.8% of total accounts and bills receivable, as compared to RMB 38,653,659 or 18.6% of total accounts and bills receivable at December 31, 1996.

     The Company's inventories increased by RMB 10,968,530 or 12.5% to RMB 98,518,366 at September 30, 1997, as compared to RMB 87,549,836 at December 31, 1996, as a result of weaker than normal demand during the three months ended September 30, 1997 as previously discussed, and consisted primarily of an increase in finished goods.

     The Company's accounts payable and accrued liabilities increased by RMB 5,472,808 or 5.3% to RMB 109,680,054 at September 30, 1997, as compared to RMB 104,207,246 at December 31, 1996. The increase in accounts payable was mainly due to the increase in purchases of raw materials and packing materials for the peak season sales and production which runs from July to September, and the increase in accrued liabilities was a result of the expansion of production and operating activities.

     Customer deposits decreased by RMB 54,603,600 or 92.5% to RMB 4,400,000 at September 30, 1997, as compared to RMB 59,003,600 at December 31, 1996, as a result of the change in credit policy implemented by the Marketing Company in 1997 in response to the changing market environment. Since the Company pays interest on customer deposits, the decrease in customer deposits outstanding during 1997 has also contributed to a decrease in interest expenses in 1997 as compared to 1996.

     The amount due to an associated company increased by RMB 44,954,621 or 27.0% to RMB 211,456,372 at September 30, 1997, as compared to RMB 166,501,751 at December 31, 1996, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company. Contributing to the increase were the seasonal nature of the business, and, as a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

     The amounts due to related companies increased by RMB 12,348,169 or 57.8% to RMB 33,705,824 at September 30, 1997, as compared to RMB 21,357,655 at December 31, 1996, and consist primarily of payable balances resulting from seasonal increases in purchases of packaging materials.

     For the nine months ended September 30, 1997, additions to property, plant and equipment aggregated RMB 9,351,059. The Company anticipates that additional capital expenditures in connection with the continuing expansion and improvement of production facilities at Zhaoqing Brewery during the remainder of 1997 will be approximately RMB 20,000,000, a portion of which is expected to be funded by lease financing.

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

     During the nine months ended September 30, 1997, Noble Brewery declared and paid a dividend relating to earnings for the year ended December 31, 1996, resulting in a dividend to Zhaoqing Brewery HC of RMB 34,413,512.

     In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited -US$1,600,000; Redcliffe Holdings Ltd. -US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in Holdings. As of September 30, 1997 and December 31, 1996, advances from such shareholders, West Coast Star Enterprises Ltd., Mapesbury Limited, Redcliffe Holdings Ltd. and Oriental Win were approximately RMB 39,900,000, RMB 13,300,000, RMB 13,300,000 and RMB 7,300,00, respectively.

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

     Zhaoqing Brewery and Noble Brewery conduct virtually all of their business in China and, accordingly, the sale of their products are settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect their financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial condition of the Company. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable from 1994 to present. The unified exchange rate was US$1.00 to RMB8.65 at December 31, 1993, RMB8.45 at December 31, 1994, RMB8.32 at December 31, 1995, RMB 8.32 at December 31, 1996, and RMB 8.32 at September 30, 1997.

                          PART II.  OTHER INFORMATION
                          ---------------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits  -

          27   Financial Data Schedule (electronic filing only)


     (b)  Reports on Form 8-K  -

          Three Months Ended September 30, 1997:  None.

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



                                    CBR BREWING COMPANY, INC.
                                    -------------------------
                                          (Registrant)


Date:  November 10, 1997            By: /s/   ZI-SHOU CHEN
                                        ------------------
                                         Zi-shou Chen
                                         President and Director
                                         (Duly authorized officer)



Date:  November 10, 1997            By: /s/   GARY C.K. LUI
                                        -------------------
                                         Gary C.K. Lui
                                         Chief Financial Officer
                                         (Chief financial officer)