Form 10-K
period 1997-12-31
CBR BREWING CO INC
filed 1998-04-15
CIK 846012

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                      Commission File Number:  33-26617A
                                               ---------

                            CBR BREWING COMPANY, INC.
     -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                         65-0145422
 ---------------------------------                 ----------------------------
  (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                     Identification Number)

                        433 NORTH CAMDEN DRIVE, SUITE 1200
                          BEVERLY HILLS, CALIFORNIA 90210
 --------------------------------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 1998, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

     The aggregate market value of the issuer's outstanding voting common stock (Class A) held by non-affiliates on March 31, 1998, computed by reference to the average closing bid and ask prices on March 31, 1998 of $6.00 and $7.75, respectively, was $7,218,839.

     Documents incorporated by reference:  None.

     The total number of sequential pages in this report is 168.

     The exhibit index is located on pages 62.

                                     PART I.


          Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

          This Annual Report on Form 10-K for the year ended December 31, 1997 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 1997 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

ITEM 1.   BUSINESS

          CBR Brewing Company, Inc., a Florida corporation (the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), is the parent of High Worth Holdings, Ltd., a British Virgin Islands corporation ("Holdings"). Since November 1994, Holdings has owned a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd., a Sino-foreign joint venture ("High Worth JV"), which, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). The other 40% interest in High Worth JV is owned by Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon"). See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Substantially all of the beer currently sold by the Company is marketed under the Pabst Blue Ribbon label, and is brewed under a sublicense agreement with Guangdong Blue Ribbon, which, through a transfer, obtained its license from Pabst Brewing Company ("Pabst US").

          All of the Company's business operations are located in the PRC. The Chinese currency is the Renminbi ("RMB"). The exchange rate was U.S.$1.00 to RMB 8.32 at December 31, 1995, RMB 8.32 at December 31, 1996 and RMB 8.30 at December 31, 1997.

DESCRIPTION OF BUSINESS

          The Company is engaged in the business of brewing, distributing and marketing Pabst Blue Ribbon beer in China. As of December 31, 1997, the Company owned effective interests of 60% and 24% in two brewing facilities currently producing Pabst Blue Ribbon beer in China, both of which are managed by the Company. The Company is also presently responsible for the marketing and sale in China of Pabst Blue Ribbon beer produced by the two brewing facilities.

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

          The Company produces Pabst Blue Ribbon beer in China to avoid import tariffs that range as high as 120%. Production is concentrated in Zhaoqing City, which is approximately 100 miles from Hong Kong in the Guangdong Province of China. Pabst US provides quality control assistance to the Company on a regular basis. The Company markets Pabst Blue Ribbon beer in every province in China. The Company currently maintains offices in Beverly Hills, California, Hong Kong and Zhaoqing City.

          High Worth JV holds certain licensing rights for Pabst Blue Ribbon beer (See "PABST LICENSING ARRANGEMENTS AND TRADEMARKS") and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"). High Worth JV also owns 100% of a PRC holding company ("Zhaoqing Brewery HC"). Zhaoqing Brewery HC owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"), which in turn owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. Goldjinsheng Holdings Ltd., a wholly owned subsidiary of Noble China, Inc., an unaffiliated company, owns the other 60% interest in Noble Brewery. See "THE JOINT VENTURE COMPANIES".

          In addition, Zhaoqing Brewery HC owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the "Marketing Company"), which presently conducts the sales, advertising and promotional efforts for the Company's production of Pabst Blue Ribbon beer in China. The remaining 30% interest in the Marketing Company is directly owned by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company (See "MARKETING AND OPERATIONS -Summary of Operations"), resulting in the Company owning a 42% net interest in the Marketing Company.

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

          In January 1998, the Company, through High Worth JV, established a brewery in Hubei Province pursuant to a joint venture agreement in which High Worth JV acquired a 55% interest in Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery") equivalent to an effective interest of 33%. See "ADDITION OF NEW BREWERY".

          Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement that will allow it to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. See "SICHUAN BREWERY".

          On January 20, 1998, Zhaoqing Brewery and Goldjinsheng entered into an agreement which calls for the interest of Goldjinsheng in Noble Brewery to be transferred to Linchpin Holdings Limited, a subsidiary of Noble China Inc. Upon receipt of approval from and registration by the relevant PRC authorities, Linchpin Holdings Limited and High Worth JV will own 60% and 40% equity interests in Noble Brewery, respectively.

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

          The original facilities of Zhaoqing Brewery were constructed between 1978 and 1980 with annual production capacity based on old brewing technology of approximately 50,000 metric tons or 425,000 barrels of beer. Prior to 1995, Zhaoqing Brewery had produced exclusively domestic brands under the names Zhaoqing beer, Dinghu beer and Xile beer. In the middle of 1994, with the assistance of Pabst US, Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. In early 1995, the production of all domestic brands ceased, and Zhaoqing Brewery is now producing substantially all of its beer production under the Pabst Blue Ribbon label. With the implementation of the new brewing technology and the purchase of additional equipment, Zhaoqing Brewery reached an annual production capacity of 100,000 metric tons or 850,000 barrels by the end of 1995.

          Zhaoqing Brewery annually shuts down portions of the facility for a short period of time during the low season, normally in December, to provide regular and scheduled maintenance. Zhaoqing Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing city.

NOBLE BREWERY

          Noble Brewery is situated on a site adjacent to Zhaoqing Brewery containing approximately 1,453,000 square feet. Noble Brewery has land use rights of 50 years ending in the year 2043.

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


ZAO YANG HIGH WORTH BREWERY

          On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery with an initial annual production capacity of 40,000 metric tons or 340,000 barrels of beer. The new brewery will be designated Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery.

          Subject to the approval by the Zao Yang City Government and upon the issuance of a business registration certificate from the local Business Registration Bureau, Zao Yang High Worth Brewery will initially commence production of a locally branded beer under the name "Di Huang Quan". This trademark will be transferred from Zao Yang Brewery to Zao Yang High Worth Brewery once the joint venture commences operation. High Worth JV is responsible for transferring the technical know-how and production technique of brewing Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, which may take approximately six to nine months.

          Zao Yang High Worth Brewery is situated on a site containing approximately 752,688 square feet and is located within the vicinity of Zao Yang City, Hubei Province. Zao Yang High Worth Brewery occupies the site pursuant to a certificate of land use rights issued by the local government. The land use right is part of the assets acquired by Zao Yang High Worth Brewery from Zao Yang Brewery.

          The original facilities of Zao Yang High Worth Brewery were constructed between 1980 and 1985 with annual production capacity based on old brewing technology of approximately 40,000 metric tons or 340,000 barrels of beer per annum.

          High Worth JV, pursuant to the joint venture agreement, will assist Zao Yang High Worth Brewery in modernizing its brewing technology and renovating its existing equipment in order to convert the brewery into another Pabst Blue Ribbon beer brewing complex.

SICHUAN BREWERY

          Sichuan Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of Le Shan City, Sichuan Province, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. The original facilities of Sichuan Brewery were constructed in 1988 with annual production capacity, based on old brewing technology of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to late 1996, the facilities were used exclusively to produce beer under domestic local brand names. Guangdong Blue Ribbon acquired the brewery as its branch and started to convert the facility into a Pabst Blue Ribbon beer brewing complex in late 1996. In April 1997, Sichuan Brewery commenced to produce beer under the Pabst Blue Ribbon label, which was sold to the Marketing Company for resale.


MARKETING AND OPERATIONS

SUMMARY OF OPERATIONS

          The Company's distribution and marketing operations are conducted by the Marketing Company. The Marketing Company began purchasing the output of beer from Noble Brewery in July 1995, Zhaoqing Brewery in April 1995 and Sichuan Brewery in April 1997 (See "PABST LICENSING ARRANGEMENTS AND TRADEMARKS") and is responsible for its distribution throughout China. The Marketing Company is also responsible for the promotion and advertising of the Company's production of Pabst Blue Ribbon beer in China.

          Pursuant to the long term purchase contracts signed between the Marketing Company, on the one hand, and Zhaoqing Brewery and Noble Brewery in April 1995 and July 1995, respectively, on the other hand, the Marketing Company is required to purchase all the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery at mutually agreed ex-factory prices. The Marketing Company also signed a long term purchase contract with Guangdong Blue Ribbon in April 1995 pursuant to which the Marketing Company is required to purchase all products labelled Blue Ribbon produced by Guangdong Blue Ribbon including non-carbonated soft drinks and mineral water. The Marketing Company is allowed to mark-up the prices of the Pabst Blue Ribbon beer purchased or adjust the ex-factory prices as necessary in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling these beer products to distributors.

PABST BLUE RIBBON BEER

          Substantially all of the beer now produced by both Noble Brewery and Zhaoqing Brewery is Pabst Blue Ribbon Beer. There are two products in Pabst Blue Ribbon brand breweries' portfolio: 11-degree light processed beer and draught beer. The 11-degree light processed beer is packaged in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans and is the primary product of the breweries. The draught beer is sold only in kegs.

          The 946 ml. glass bottle and 500 ml. can packages for Pabst Blue Ribbon beer were introduced by Zhaoqing Brewery in 1996, and by Noble Brewery in 1997.

          Sales of the 11-degree light processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 7.2%, 59.9%, 0.9%, 0.5% and 29.5%, respectively, of the sales volume of the Company in 1997.

          Sales of the 11-degree light processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 7.1%, 60.0%, 1.8%, 0.1% and 28.7% respectively, of the sales volume of the Company in 1996.

          Sichuan Brewery during 1997 produced only 11-degree light processed Pabst Blue Ribbon beer, which was only packed in 640 ml glass bottles. In 1997, the Marketing Company distributed 8,124 metric tons of Pabst Blue Ribbon beer produced by Sichuan Brewery, which represented 3.6% of the Company's total sales volume in 1997.

          Pabst Blue Ribbon beer is marketed and sold as a premium beer in establishments such as restaurants, bars, alcohol and tobacco companies and retail stores, primarily in urban centers all over China. Management anticipates that the breweries will continue to expand the distribution of these products in new China markets, subject to the limitations of the transportation network, the Company's ability to expand its market share in these markets and the growth of the Chinese economy.

          The specifications and characteristics of the beers produced by the breweries are set out below:


 TYPE OF BEER                 PACKAGE                   GENERAL DESCRIPTION

 11-degree light processed    Can (500 ml. & 355 ml.)   11-degree malt
 beer                         Bottle (946 ml., 640 ml.  content,
                              & 355 ml.)                alcohol content 3.4%
                                                        (w/w)
 Draught beer                 Keg (30 liters)           11-degree malt
                                                        content,
                                                        alcohol content 3.4%
                                                        (w/w)

Note: w/w refers to weight by weight (i.e., measurement of alcoholic content of beer by weight of beer).

          BRAND PERFORMANCE: The 11-degree light processed beer is the biggest selling beer in the Company's Pabst Blue Ribbon beer portfolio, accounting for approximately 98.0% of the Company's production in 1997 and 97.7% of the Company's production in 1996.

          The 11-degree light processed beer is a beverage that offers Chinese consumers an attractive alternative to their traditional malt-based beverage. This product was sold in 32 provinces in China in 1996 and 1997.

          SALES: The Company's highest volume sales for Pabst Blue Ribbon beer have been in the provinces of Guangdong, Fujian and Zhejiang. The Company utilizes a network of non-exclusive regional distributors whose field sales force maintains customer contact and satisfaction. Sales of Pabst Blue Ribbon beer were 226,262 metric tons or approximately 1,923,227 barrels in 1997, a 1.4% decrease over 1996. The Company believes that the decrease was attributable, in substantial part to widespread flooding in China in 1997 which affected the distribution of the Company's products. Sales of Pabst Blue Ribbon beer were 229,540 metric tons or approximately 1,951,090 barrels in 1996, a 22% increase over 1995.

DOMESTIC BRAND NAME BEER

          Prior to the end of 1994, Zhaoqing Brewery produced beer exclusively under domestic brand names, such as Zhaoqing beer, Dinghu beer and Xile beer, all of which were non-premium beers which targeted customers in the low to middle economic range. Sales of domestic brand beer were approximately 33,000 metric tons or 280,500 barrels in 1994, almost the same as in 1993. Production of these local brand beers was completely discontinued in March 1995 when Zhaoqing Brewery commenced producing Pabst Blue Ribbon beer on an exclusive basis. However, beer that does not meet Pabst Blue Ribbon quality standards is generally packaged and distributed as local brand beer.

          Pabst Blue Ribbon beer is targeted to the premium beer market in China while the domestic brand beer previously produced by Zhaoqing Brewery was targeted to the non-premium market.

          The following tables present information with respect to the sales and volume of beer sold by Noble Brewery (which produces Pabst Blue Ribbon beer exclusively) and by Zhaoqing Brewery in 1996 and 1997. In February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion of the Company's production of Pabst Blue Ribbon beer throughout China.

                                                                Net Sales
    1996                      Net Sales       Volume Sold        per Ton
    ----                      ---------       -----------       ---------
                              (RMB'000)      (metric tons)      (RMB'000)
Noble Brewery                   655,317           154,435             4.2

Zhaoqing Brewery

   Local Brands                   5,666             2,526             2.2

   Pabst Blue Ribbon            367,213            80,913             4.5

Marketing Company

   Pabst Blue Ribbon          1,173,060           229,540             5.1


   Non-alcoholic drinks          75,186            30,687             2.5

                                                                Net Sales
    1997                      Net Sales       Volume Sold        per Ton
    ----                      ---------       -----------       ---------
                              (RMB'000)      (metric tons)      (RMB'000)
Noble Brewery                   639,679           146,813             4.4

Zhaoqing Brewery

   Local Brands                   2,282             1,156             2.0

   Pabst Blue Ribbon            358,080            73,060             4.9

Marketing Company

   Pabst Blue Ribbon          1,181,273           226,262             5.2

   Non-alcoholic drinks           1,990               901             2.2

          During 1997 the Marketing Company distributed 8,124 metric tons of Pabst Blue Ribbon beer produced by Sichuan Brewery.

SEASONALITY

          The beer industry in China is seasonal. The Company's sales are usually at their lowest in the months of October and November and highest in the months of March through September.

LOCATION

          Noble Brewery and Zhaoqing Brewery are located adjacent to each other in the City of Zhaoqing. The municipality of Zhaoqing is one of the major municipal areas of Guangdong Province. It is strategically located at the lower and middle reaches of the Zijiang River, 62 miles from Guangzhou, the provincial capital, by road and 142 sea miles from Hong Kong by water. The area enjoys a mild, sunny climate with an adequate amount of rainfall. The climate and soil conditions provide an important base of agriculture and forestry for Guangdong Province.

          Guangdong Province is the fifth most populous province in China with a population of approximately 65,000,000, of whom over 7,000,000 are located in the metropolitan Guangdong area. The Municipality of Zhaoqing covers a total area of 8,500 square miles and has a population of approximately 5,700,000. The metropolitan City of Zhaoqing has a population of approximately 400,000 and covers an area of 254 square miles. Zhaoqing enjoys a well-developed infrastructure, including transportation facilities, reliable power, communication and service infrastructure. The area contains extensive agricultural activity and a large population base.

          Zao Yang High Worth Brewery is located in Hubei Province which is situated in the center of China. Zao Yang High Worth Brewery has immediate access to the provincial highway network and is strategically positioned to serve the surrounding provinces.

          Sichuan Brewery is located in the Le Shan City, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. Sichuan Province is in the western region of the PRC and is the most populous province, with a population of approximately 110,000,000. Sichuan Brewery has immediate access to the provincial highway network and is strategically positioned to serve the surrounding cities in Sichuan Province.


QUALITY CONTROL

          Rigorously applied quality control is critical to ensure a consistently high quality standard for the products produced by the breweries. In 1990, quality control experts were sent by Pabst US to Zhaoqing to teach brewery personnel appropriate inspection techniques, quality control measures and production procedures. In addition, Pabst US experts trained the brewery's personnel in the specific brewing techniques required in order to meet the standards set by Pabst US. An engineer from Pabst US is stationed in Zhaoqing to test random production samples and perform quality control on a continuing basis. In addition, the breweries send samples of their beer on a regular basis to Pabst US in the United States for content examination and testing to ensure that quality standards are adhered to on a consistent basis. Pabst US participated in the conversion of the brewery facilities of Zhaoqing Brewery to Pabst Blue Ribbon beer and provided technical assistance and training.


RAW MATERIALS

          The breweries use all-natural ingredients in their brewing process. The primary raw materials utilized are mainly malt, husked rice, hops and water. The aggregate cost of the primary raw materials represents approximately 21% of the direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 22% of the domestic brand beers. Cost of packaging represents approximately 61% of the total direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 52% of the domestic brand beers.

          MALT: Virtually all of the malt utilized for producing Pabst Blue Ribbon beer is purchased from regional malt manufacturers, primarily Guangzhou Malting Company, an unaffiliated company. Guangzhou Malting Company imports the barley used in producing the malt from suppliers in Australia, Canada and Europe. Malt for domestic brand beer was sourced from other domestic suppliers. The cost of malt represented approximately 76% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 68% for the domestic brand beers.

          HUSKED RICE: Husked rice is grown on irrigated farmland under contractual agreements with a variety of local farmers in the Zhaoqing region. Given the extensive agricultural activity in the region, management believes that there is an abundant and reliable supply of rice to meet ongoing production needs. The cost of husked rice represents approximately 17% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 19% of the domestic brand beers.

          HOPS: The hops utilized for producing Pabst Blue Ribbon beer are acquired primarily from one supplier in the United States through a local importer. The cost of hops represents approximately 5% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 6% of the domestic brand beers.

          WATER: The breweries utilize naturally filtered water from deep underground wells adjacent to the brewery facilities that tap the Beriling Shan water source. The pristine water quality and composition were primary factors in choosing this particular water source. Specifically, the Beriling Shan water source contains a relatively low mineral content making it very suitable for brewing the particular types of beers produced by the breweries. The breweries intensively monitor the quality of the water used in the brewing process for compliance with the Company's own stringent quality standards. The breweries have recently expanded their water system to ensure an adequate supply so as to meet all of their present requirements. However, the breweries continue to add water reservoir capacity to provide for long-term strategic growth plans and to sustain brewing operations in the event of a prolonged drought.

CONTAINERS

          Zhaoqing Brewery used six types of containers for its beer in 1997:
946 ml. bottles, 640 ml. bottles, 355 ml. bottles, 500 ml. and 355 ml. aluminum cans and, for its draught beer, beer kegs. In 1997, approximately 36.2% of Zhaoqing Brewery's products were packaged in aluminum cans and 61.7% were packaged in glass bottles. The remainder of the malt beverages sold in 1997, representing 2.1% of production, were packaged in stainless steel kegs. In 1997, Zhaoqing Brewery's domestic brand beers were primarily packaged in 640 ml. bottles. The cost of aluminum and glass containers represents the single largest cost element in the production and packaging of Zhaoqing Brewery's beer.

          Noble Brewery used five types of containers for its beer in 1997:
946 ml. bottles, 640 ml. bottles, 355 ml. bottles and 355 ml. aluminum cans and, for its draught beer, beer kegs. In 1997, approximately 28.9% of Noble Brewery's products were packaged in aluminum cans and 69.0% were packaged in glass bottles. The remainder of the malt beverages sold in 1997, representing 2.1% of production, were packaged in stainless steel kegs. The cost of aluminum and glass containers represents the single largest cost element in the production and packaging of Noble Brewery's beer.

          To date, all of the beer bottles required by the Company have been supplied by four unaffiliated regional glass manufacturers. Currently, there is a recycling bottle program in place and the Company uses both new and recycled bottles and new cans in packaging its beer. The primary supplier of glass bottles to the Company is Guangdong Glass Factory in Guangzhou, with the balance of the bottle requirements being sourced from Zhaoqing Glass Factory, Shenzhen Hua Jing Glass Ltd. and Zhanjiang Glass Factory, which are located in an adjacent province. In addition, a variety of other bottle manufacturers are located in the Guangdong Province and neighboring provinces, and represent an easily available alternative source of supply of bottles. As a result of both Zhaoqing Brewery and Noble Brewery maintaining a bottle recycling program in 1996 and 1997, the containers represented a much smaller proportion of the overall cost.

          American National Can (Zhaoqing) Company Limited ("American National Can") supplies approximately 90% of the aluminum cans used by the breweries. American National Can utilizes an automatic easy-open production line from Italy and current annual output is 360 million cans. American National Can produces cans of high quality that meet the ISO standard. The manufacturing facility for American National Can is located within the same industrial complex as the breweries. American National Can supplies cans pursuant to supply contracts with each of the breweries that have no fixed expiration date. American National Can has agreed to meet the can supply requirements of the breweries at a pre-negotiated price.

TRANSPORTATION/DISTRIBUTION

          In view of the single location of Zhaoqing and Noble breweries and the wide geographic market in China, the Company is constantly reviewing the methods of distributing its malt beverages.

          TRANSPORTATION: During 1997, 42% of the Company's products sold were shipped by rail tank cars from Zhaoqing to distributors throughout the Guangdong Province. The railcars assigned to the breweries by the shipping railroads are specially built and insulated to maintain temperature control en route.

          The remaining 58% of the Company's volume is shipped by truck (51%) and boat (7%) directly to distributors. Transportation vehicles are insulated to keep malt beverage products at proper temperatures until they are delivered to distributor locations.

          Domestic brand beers made by Zhaoqing Brewery were primarily transported by trucks and shipped within the regional markets.

          The production of beer by Sichuan Brewery was primarily distributed within the Sichuan regional market by trucks.

          DISTRIBUTION: Delivery of Pabst Blue Ribbon beer to retail markets in Guangdong Province and the rest of China is accomplished through a network of non-exclusive regional distributors which sell to tobacco and alcohol companies, bars, restaurants and retail stores. The Marketing Company has over 400 distributors throughout China. During 1995 and 1996, the Marketing Company generally required a 50% cash deposit from its customers as security, based on the volume of their order flow. However, for those customers located in Guangdong Province, the deposit policy had been replaced by cash-on-delivery or pre-approved credit terms. Commencing January 1, 1997, as a result of more intensive competition from the breweries in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure payment on the due date. As a matter of policy, each regional distributor works on a non-exclusive basis. The breweries typically appoint only one distributor in each region (except for a large region in which more than one may be appointed) to ensure that such distributor devotes adequate effort and resources to the development of a broad based retail distribution network for Pabst Blue Ribbon beer in that distributor's region. These distribution arrangements include the flexibility for the breweries to replace distributors, or reach different arrangements with existing distributors, if it is in their best interest. No single distributor accounted for more than approximately 5% of 1997 barrel sales.

          In order to ensure the highest product quality, distributors must maintain proper rotation of the products at retail accounts and are required to replace the Company's malt beverage products at their own expense if sales to consumers have not occurred within the prescribed time period.

          In 1997, approximately RMB 63,000,000 was allocated to promotional advertising for Pabst Blue Ribbon beer and approximately RMB 63,700,000 was allocated to other specific promotional activities and incentives to distributors. Advertising media include television, radio, billboards, magazines and newspapers. In addition, the breweries provide their distributors with promotional gift items, sales incentive bonuses and volume discounts, and special lucky draw and specific promotional campaigns are held during the year. Pabst Blue Ribbon beer has also been featured in beer festivals organized by the National Beer Industry Cooperative District Organizations in major, highly populated urban centers such as Beijing, Shanghai and Guangzhou.


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

          MARKETS: The beer market in China is experiencing tremendous growth in rates of production and demand. However, the industry is largely fragmented and highly regionalized. A key reason for the fragmented market is the lack of an effective transportation system. China's system of highways is in an early stage of development, and combined with heavy traffic, makes it inefficient to distribute beer over long distances. Another reason for the fragmented market is that local breweries are generally small in capacity and lack the financial resources and capability to launch a national distribution network and promotion program.

          Approximately 850 breweries exist in China, over 90% of which are small local breweries that produce non-premium beer for local or regional consumption. However, certain Chinese taxes based on volume rather than sales price favor the higher priced premium beer breweries.

          To the extent the Chinese economy is constrained by the actions of the central government of China to reduce inflation and slow growth rates, the demand for the Company's premium beer products may be constrained. Recent development of the beer market tends towards the lower priced beer product, especially when restructured state owned enterprises have released their surplus work force, which then has less disposable income for premium beer consumption. The Company is taking steps to maintain its premium beer market share and to develop a new range of lower-priced products to suit the market's changing needs.

          COMPETITION: Of the brands comprising the premium sector, Tsing Tao and Pabst Blue Ribbon are the market leaders. Tsing Tao is the largest brewer of beer in China, producing approximately 400,000 metric tons or 3,400,000 barrels of beer in 1997. Tsing Tao is one of the best selling beers in China and the largest Chinese exported brand. It is sold in 32 countries and is China's largest exported beer to the United States.
However, the Company has been able to attract distributors from Tsing Tao due to the faster growth rate of Pabst Blue Ribbon beer as well as by offering higher margins. Other companies seeking market share in the Chinese market include Carlsberg, Singha, San Miguel, Beck's, Lowenbrau, Anheuser-Busch, Stroh's, Miller, Foster's, Coor's and Heileman. Sales for most of these brands in China are substantially lower than sales of beer produced under the Pabst Blue Ribbon and Tsing Tao labels.


CAPITAL EXPANSION

          In 1994, the Company launched an expansion program to increase brewing capacity to fulfill projected volume requirements for the foreseeable future. Noble Brewery spent approximately RMB 216,300,000 in 1994 to construct the second phase brewing facilities and RMB 5,000,000 to perform routine maintenance in all plants and to make incremental capital upgrades to all production facilities. Zhaoqing Brewery spent approximately RMB 30,800,000 in 1994 to convert the facilities to produce Pabst Blue Ribbon beer and RMB 1,700,000 to perform routine maintenance. In order to expand the annual production capacity from 50,000 metric tons to 100,000 metric tons, Zhaoqing Brewery commenced its expansion program in early 1995 and had completed all major equipment installation by the end of 1995. Zhaoqing Brewery spent approximately RMB 139,800,000 in 1995 and early 1996 for this expansion program.

          In 1997, Noble Brewery spent approximately RMB 66,000,000 to acquire new packaging equipment and machinery, and Zhaoqing Brewery spent approximately RMB 5,000,000 for acquiring new equipment and renovating the existing machinery.


INVESTMENT IN NEW BREWERY

          Pursuant to the joint venture agreement relating to Zao Yang High Worth Brewery, High Worth JV will contribute a total of RMB 16,104,000 as its capital contribution to Zao Yang High Worth Brewery, which will be payable in four installments through October 1998 to obtain 55% of the assets previously owned by Zao Yang Brewery. All the revalued assets and liabilities of Zao Yang Brewery will be injected into Zao Yang High Worth Brewery upon completion of approval procedures.

          The Joint Venture Agreement also provides that loans of RMB 29,280,000 and RMB 16,000,000 from financial institutions will be arranged by Zao Yang High Worth Brewery in order to meet the funding requirements for equipment renovation and working capital, respectively. If Zao Yang High Worth Brewery is unable to borrow the necessary amounts, High Worth JV and Zao Yang Brewery are obligated to contribute additional funds to Zao Yang High Worth Brewery in proportion to their respective interests.

          On February 12, 1998, the Board of Directors of High Worth JV agreed that, with the approval of Zao Yang Brewery, Zao Yang High Worth Brewery may be changed into a joint stock company in which High Worth JV will reduce its equity interest to 51%, Zao Yang Brewery to 24%, with the remaining 25% to be allocated to the management and employees of Zao Yang High Worth Brewery. This proposed change is subject to approval from the local management.


RESEARCH AND DEVELOPMENT

          The Company is continually engaging in research and development programs and has developed various improvements in raw materials, processes and packaging systems and in the development of innovative, quality products.

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


ENERGY

          The breweries use both heavy oil and electricity as primary sources of energy. Heavy oil is used as the primary fuel in their steam generation system and is supplied from regional sources.

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


EMPLOYEES

          There are approximately 1,610 employees employed by Zhaoqing Brewery, Noble Brewery and the Marketing Company, as of December 31, 1997, categorized as follows:

                                                    ZHAOQING   NOBLE  MARKETING
          FUNCTION                           TOTAL   BREWERY  BREWERY  COMPANY
          --------                           -----  --------  ------- ---------
     (1)  Production                          859       351       508       --
     (2)  Engineering, Technology
          and Quality Control                 135        62        73       --
     (3)  Management and
          Administration                      199        43        70       86
     (4)  Warehouse                           154        22        42       90
     (5)  Others                              263       115       103       45
                                            -----       ---       ---      ---

                                            1,610       593       796      221
                                            -----       ---       ---      ---
                                            -----       ---       ---      ---

          In 1997, labor costs (including the cost of benefits) accounted for approximately 3.2% and 4.5% of the total costs of production for Noble Brewery and Zhaoqing Brewery, respectively. The Company expects average wage rates of the employees will increase by approximately 10% in 1998.

          Each full time employee is a member of a local trade union. Labor relations have remained positive and the breweries have not had any employee strikes or major labor disputes. Unlike trade unions in the western countries, trade unions in most parts of China are organizations mobilized by the government and the management of the enterprises.


PABST LICENSING ARRANGEMENTS AND TRADEMARKS

PABST TRADEMARKS IN CHINA

          The arrangements regarding the use of Pabst trademarks in China were formalized in an agreement dated August 30, 1993 (the "License Agreement") between Pabst US and Pabst Zhaoqing. Pabst Zhaoqing was wholly-owned at that time by Zhaoqing Brewery, which in turn was owned by Guangdong Blue Ribbon. The License Agreement was for a period of fifteen years from November 7, 1988. Under the terms of the License Agreement, Pabst Zhaoqing obtained the exclusive right to produce and market products under Pabst trademarks in China, the non-exclusive right to market such Pabst products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the Pabst trademarks to any other enterprise in China, subject to approval of Pabst US. Royalties are payable quarterly to Pabst US based on the volume (units) of beer produced.

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

NOBLE BREWERY

          By a Sublicense Agreement dated October 12, 1993 (the "Noble Sublicense Agreement") between Pabst Zhaoqing and Noble Brewery and approved by Pabst US, Pabst Zhaoqing granted to Noble Brewery a sublicense to use beer-related Pabst trademarks, the non-exclusive right to produce beer in accordance with its production capacity under the sublicensed Pabst trademarks, and the non-exclusive right to market such Pabst products in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. Royalties calculated on the same basis as those payable to Pabst US are payable by Noble Brewery to Pabst Zhaoqing. Under the terms of the Noble Sublicense Agreement, Pabst Zhaoqing agreed that, except with respect to the enterprises of Guangdong Blue Ribbon, it would not grant further sublicenses to any other enterprises in Guangdong Province to use the Pabst trademarks thereby granted. At the time of the Noble Sublicense Agreement, Zhaoqing Brewery was a member enterprise of Guangdong Blue Ribbon.

HIGH WORTH JV/ZHAOQING BREWERY

          By a Sublicense Agreement dated May 6, 1994 (the "High Worth Sublicense Agreement") between Pabst Zhaoqing and High Worth JV and approved by Pabst US on September 18, 1994, Pabst Zhaoqing granted to High Worth JV a sublicense to allow Zhaoqing Brewery to use Pabst trademarks to produce beer in accordance with its production capacity under the sublicensed Pabst trademarks and to market such Pabst products in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. With respect to the production of Pabst Blue Ribbon beer in Guangdong Province, since Zhaoqing Brewery was a member enterprise of Guangdong Blue Ribbon at the time of the Noble Sublicense Agreement, Zhaoqing Brewery was entitled to produce Pabst Blue Ribbon beer in Guangdong Province.

          Under the terms of the High Worth Sublicense Agreement, High Worth JV and/or its affiliates have the sole right to be granted further sublicenses by Pabst Zhaoqing for the use of the Pabst trademarks to produce beer in China provided that they are located outside Guangdong Province. Further, Pabst Zhaoqing covenanted that it would not grant further sublicenses with respect to the Pabst trademarks to produce beer to any other enterprises except High Worth JV or its affiliates. Accordingly, High Worth JV controls all future sublicensing for the production of Pabst Blue Ribbon beer in China, which can be sold throughout China and other Asian countries, excluding Hong Kong, Macau, Japan and South Korea.

          The term of the High Worth Sublicense Agreement is the same as the License Agreement. Royalties are payable quarterly by High Worth JV to Pabst Zhaoqing based on the volume (units) of beer produced.

SICHUAN BREWERY

          In late 1996, Guangdong Blue Ribbon established a wholly-owned subsidiary in Le Shang City, Sichuan Province, PRC, and started converting an existing brewery with an annual production capacity of 20,000 metric tons into a Pabst Blue Ribbon brewing complex ("Sichuan Brewery"). Production and sale of Pabst Blue Ribbon beer commenced in April 1997.

          In order to facilitate the efficient distribution and sale of Pabst Blue Ribbon beer in China, the Company and Guangdong Blue Ribbon agreed at that time to coordinate the sales of Pabst Blue Ribbon beer in an orderly manner. In April 1997, the Marketing Company and Sichuan Brewery entered into a Memorandum of Understanding which required Sichuan Brewery to sell all of its production of Pabst Blue Ribbon beer to the Marketing Company at mutually agreed ex-factory prices, and granted the Marketing Company the right to regulate production of Pabst Blue Ribbon beer to reflect market demand.

          Since the Marketing Company is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors, the sale of the Sichuan Brewery's production by the Marketing Company did not have a material effect on the Company's consolidated results of operations. In 1997, Sichuan Brewery's production amounted to 13,430 metric tons, of which the Marketing Company distributed 8,124 metric tons, representing 3.6% of the Company's total 1997 sales volume.

          In early October 1997, Sichuan Brewery advised the Marketing Company that it intended to commence selling its production of Pabst Blue Ribbon beer directly and that it would therefore cease selling its production of Pabst Blue Ribbon beer to the Marketing Company, effective immediately.

          In late October 1997, High Worth JV and the Marketing Company instituted formal legal proceedings against Guangdong Blue Ribbon and Sichuan Brewery. A Statement of Claims was filed with the High Court of Guangdong Province in which Guangdong Blue Ribbon and Sichuan Brewery were named as the first and second defendant, respectively. The Statement of Claims asserted that the defendants violated the terms of the Sublicensing Agreement signed between High Worth JV and Guangdong Blue Ribbon and breached the Long Term Sales Contracts signed between Marketing Company and Guangdong Blue Ribbon.

          With the liaison efforts of the Guangdong Provincial Government and Zhaoqing City Government, High Worth JV, Marketing Company, Guangdong Blue Ribbon and Sichuan Brewery reached an out-of-court settlement on December 30, 1997("Settlement Agreement"). The Settlement Agreement, signed by all parties involved and witnessed by the High Court of Guangdong Province, included the following terms and provisions:

(a) High Worth JV will serve as the core organization for managing the production and operation of the Pabst Blue Ribbon beer business in the

     PRC. A Management Committee will be set up under the Board of Directors of High Worth JV to liaise, coordinate and manage the procurement, production, sale and future development of all Pabst Blue Ribbon beer producing enterprises.

(b) The Marketing Company will act as the entity to unify and coordinate all sales of Pabst Blue Ribbon beer in the PRC. All of the Pabst Blue
     Ribbon beer products produced by High Worth JV, Noble Brewery and any other new joint ventures set up by High Worth JV will be distributed by the Marketing Company under the coordination of the Management Committee.

(c) The sales and marketing of Blue Ribbon mineral waters and non-carbonated soft drinks will be handled by Guangdong Blue Ribbon upon confirmation by the Board of Directors of the Marketing Company.

(d) Sichuan Brewery will be restructured and renamed Sichuan Blue Ribbon High Worth Brewery E Mei Limited ("Sichuan High Worth Brewery"). High Worth JV, Guangdong Blue Ribbon and E Mei Brewery will own equity interests in Sichuan High Worth Brewery of 51%, 20% and 29%, respectively. E Mei Brewery is the local brewery in Sichuan, which leased its brewing facilities to Guangdong Blue Ribbon to form the Sichuan Brewery. The existing assets in Sichuan Brewery will be revalued to derive their fair market value prior to the completion of the formal restructuring, which is expected to be completed by the middle of 1998.

     On February 12, 1998, the Board of Directors of High Worth JV resolved that the new equity structure for Sichuan High Worth Brewery should be revised to reflect 60% owned by High Worth JV and 40% owned by E Mei Brewery. The Board of Directors further resolved that if agreed by the respective parties, Sichuan High Worth Brewery may be converted into a joint stock company in which the equity interests of High Worth JV and E Mei Brewery will be reduced to 51% and 24%, respectively, with the remaining 25% allocated to the management and employees of Sichuan High Worth Brewery. All the above proposed changes will be subject to approval by the local government.

(e) Guangdong Blue Ribbon committed to sublicense the right to use the Pabst Blue Ribbon trademark to all new breweries to be established by High Worth JV in the future. Any new brewery will pay a royalty fee at the same rate as Pabst US charges Guangdong Blue Ribbon plus a surcharge of RMB 25 per metric ton. All other terms and conditions will be the same as the License Agreement.

(f) All legal costs incurred with regard to this proceeding will be equally shared by the plaintiffs and defendants.

ZAO YANG HIGH WORTH BREWERY

          Pursuant to the terms of the Settlement Agreement and the High Worth Sublicense Agreement, Guangdong Blue Ribbon is committed to grant a sublicense agreement to Zao Yang High Worth Brewery for the right to produce and sell beer products under the Pabst Blue Ribbon label. Zao Yang High
Worth Brewery is required to pay royalty fees at the same rate as Pabst US charges Guangdong Blue Ribbon plus a surcharge of RMB 25 per metric ton. The granting of this sublicense is subject to confirmation by Pabst US, and Zao Yang High Worth Brewery meeting the required production standards for the production of Pabst Blue Ribbon beer.


THE JOINT VENTURE COMPANIES

FORMATION OF THE JOINT VENTURE COMPANIES

          In 1980, Zhaoqing Brewery was initially established as a state-owned enterprise to manufacture beer and non-alcoholic beverages. In 1992, Zhaoqing Brewery became a member enterprise (affiliate) of Guangdong Blue Ribbon. In June 1993, Zhaoqing Brewery entered into a Joint Venture Agreement with Goldjinsheng Holdings Ltd. ("Goldjinsheng") to form Noble Brewery (the "Noble Joint Venture Agreement"), pursuant to which Goldjinsheng acquired a 60% interest and Zhaoqing Brewery acquired a 40% interest. Goldjinsheng was a wholly-owned subsidiary of Noble China Inc., a company listed on the Toronto Stock Exchange. Upon formation of the joint venture, Noble Brewery consisted of the beer production facilities and assets of Pabst Zhaoqing, the then subsidiary of Zhaoqing Brewery, which were utilized to produce and distribute beer under the Pabst Blue Ribbon brand name. Zhaoqing Brewery continued to produce beer under local brands in its separate facility.

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

          With regard to Noble Brewery, pursuant to the Noble Joint Venture Agreement, the term of the joint venture is for 20 years, which may be extended upon the agreement of the two joint venture partners and approval from the applicable Chinese governmental agencies. Under the Noble Joint Venture Agreement, Noble Brewery is governed by a board of directors consisting of five individuals, three of whom, including the Chairman, are nominated by Goldjinsheng, with the remaining two, including the Vice Chairman, by Zhaoqing Brewery. The operation and management of Noble Brewery is the responsibility of Zhaoqing Brewery. Accordingly, Zhaoqing Brewery has the decision making authority on substantially all aspects of the daily operations of Noble Brewery such as purchasing, production, sales and marketing, finance and human resources. Goldjinsheng may appoint staff to participate in the accounting functions of Noble Brewery. All matters to be approved by the Board of Directors require either unanimous vote or the vote of four out of the five directors. Accordingly, no board decision can be made without the approval of Zhaoqing Brewery's designee.

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

          Zao Yang High Worth Brewery was formed as a Chinese limited company with two joint venture owners. Pursuant to the Zao Yang High Worth Brewery Joint Venture Agreement, Zao Yang High Worth Brewery is governed by a board of directors consisting of five individuals, three of whom, including the chairman, are nominated by High Worth JV, with the remaining two, including the vice-chairman, by Zao Yang Brewery. Generally, votes on the board of directors are taken by majority vote, except for the following matters relating to the existence and legal structure of the joint venture, all of which require a unanimous vote: amendment to the articles of association; termination or dissolution of the joint venture; increase in, or transfer of, the registered capital of the joint venture; establishment of subsidiaries or combination with other entities; and change in the share structure. The general manager is appointed by the Board of Directors and is responsible for carrying out the decisions of the Board as well as for the day-to-day management of Zao Yang High Worth Brewery.

          Subsequent to the conclusion of the Sichuan Brewery Settlement Agreement, a Management Committee has been set up under High Worth JV's Board of Directors to serve as the central liaison and coordination body for the Pabst Blue Ribbon beer business in China. Any future expansion and development of the Pabst Blue Ribbon beer production will be monitored by High Worth JV. The Company is seeking expansion and cooperation opportunities to extend its brewing operation into other provinces with local breweries outside of Guangdong Province.

GOLDJINSHENG AGREEMENT

          A provisional agreement, subject to the approval of the applicable Chinese governmental agencies and the execution of separate definitive agreements with respect to the various matters referred to below, was made among Goldjinsheng the owner of the remaining 60% interest in Noble Brewery, Zhaoqing Brewery, Noble Brewery, High Worth JV and Guangdong Blue Ribbon on May 10, 1995 (the "Goldjinsheng Agreement") confirming that:

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

     In the event that High Worth JV desires to obtain a sublicense for any Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest will be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

(c) A marketing company, owned 8% by Guangdong Blue Ribbon, 52% by High Worth JV and 40% by Goldjingsheng, will handle and organize the sales of Pabst Blue Ribbon beer produced by High Worth JV and Noble Brewery.
     High Worth JV and Noble Brewery will each create a separate distribution company or division of their own. The distribution company of High Worth JV will have the sole right to acquire 100% of the production of High Worth JV and 40% of the production of Noble Brewery, while the distribution company of Noble Brewery will have the sole right to acquire 60% of the production of Noble Brewery. The respective distribution companies will appoint the Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in the PRC. If the provisions as to ownership are implemented, the respective interests of Guangdong Blue Ribbon and the Company in the Marketing Company will be adjusted (See "MARKETING AND OPERATIONS--Summary of Operations").

          Subsequent to the signing of the Goldjinsheng Agreement, the Company, Guangdong Blue Ribbon and Goldjinsheng have attempted to complete the respective separate definitive agreements. In December 1996, Guangdong Blue Ribbon and Goldjinsheng advised the Company that they intended to modify some of the terms of the Goldjinsheng Agreement and to propose incorporating those modifications in the respective separate definitive agreements.
Although the negotiation process was interrupted by the Sichuan Brewery issue, the Company anticipates that these discussions will be resumed in 1998.

OPERATING IN CHINA

          Because the operations of the Company are based exclusively in China, the Company is subject to rules and restrictions governing China's legal and economic system as well as general economic and political conditions in that country.

          INFLATION/ECONOMIC POLICIES. General economic conditions in China could have a significant impact on the Company. The economy of China differs in certain material respects from that of the United States, including its structure, levels of development and capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position. Although the majority of China's productive assets is still owned by the state, the adoption of an economic reform policy since 1978 has resulted in the gradual reduction in the role of state economic plans and the allocation of resources, pricing and management of such assets, with increased emphasis on the utilization of market forces, and rapid growth in the Chinese economy. The success of the Company depends in substantial part on the continued economic growth in the Chinese economy.

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

          CURRENCY MATTERS. The State Administration for Exchange Control ("SAEC"), under the authority of the People's Bank of China ("PBOC"), controls the conversion of RMB into foreign currency. Prior to January 1, 1994, RMB could be converted into foreign currency through the Bank of China or other authorized institutions at official rates fixed daily by the SAEC. RMB could also be converted at swap centers ("Swap Centers") open to Chinese enterprises and foreign-funded Chinese enterprises, subject to SAEC approval of each foreign currency trade, at exchange rates negotiated by the parties for each transaction. In the year ended December 31, 1993, as much as 80% by value of all foreign exchange transactions in China took place through the Swap Centers. The exchange rate quoted by the Bank of China differed substantially from that available in the Swap Centers. Effective January 1, 1994, a unitary exchange rate system was introduced in China, replacing the dual-rate system previously in effect. In connection with the creation of a unitary exchange rate, the establishment of the China Foreign Exchange Trading System inter-bank foreign exchange market and the phasing out of the Swap Centers were announced. However, the Swap Centers were retained, and foreign-funded enterprises have been permitted to satisfy foreign exchange requirements through the Swap Centers.

          Effective July 1, 1996, the government of China began to take steps to make its currency fully convertible on a "current account" basis. This will allow foreign-funded enterprises, whether wholly-owned or joint ventures with Chinese parties, to buy and sell foreign exchange in banks for purposes of trade, services, debt repayment and profit repatriation. The "current account" measures the flow of money into and out of a nation, including the net balance on trade in goods and services, plus remittances.

          LEGAL SYSTEM. Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been promulgated in China. The Chinese constitution adopted in 1989 authorizes foreign investment, and guaranties the "lawful rights and interests" of foreign investors in China. The trend of legislation over the past twelve years has significantly enhanced the protection afforded foreign investment and allowed for more active control by foreign parties of foreign investment enterprises in China. There can be no assurance, however, that the current trend and economic legislation toward promoting market reforms and experimentation will not be slowed, curtailed or reversed, especially in the event of a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life.

          Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation may be inconsistent. The Chinese judiciary is relatively inexperienced in enforcing the laws or terms of contracts, leading to a higher than usual degree of uncertainty as to the outcome of litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable law enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors, such as the Company.

          The Company's activities in China may by law be subject, in some cases, to administrative review and approval by various national, provincial and local agencies of the Chinese government. While China has promulgated an administrative procedural law permitting redress to the courts with respect to certain administrative actions, this law appears to be largely untested.

          TAX MATTERS. The Company's operations in China are subject to four types of taxes: Income Tax, Value Added Tax ("VAT"), Consumption Tax and other Sales Tax.

          Noble Brewery and High Worth JV are governed by the Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises (the "FIE Law"). Under the current FIE Law, Noble Brewery and High Worth JV are exempt from payment of Income Tax for the first two taxation years in which Noble Brewery and High Worth JV become profitable. The Income Tax rate for the following three years is reduced by 50% and is thereafter calculated at the full rate. The 100% tax exemption for High Worth JV and the 50% tax exemption for Noble Brewery commenced on January 1, 1996. The current official Income Tax rate on profits for Noble Brewery is 27% (33% less a 6% temporary reduction provided as an economic incentive by the Chinese government) and for High Worth JV is 33%, unless specifically exempted or reduced by the local authorities.

          Zao Yang High Worth Brewery is established as a China joint venture limited company and is subject to the Income Tax Law of China concerning a Chinese limited company. The current official Income Tax rate on profits for Zao Yang High Worth Brewery is 33%. However, local tax authorities may specifically exempt or reduce the tax rate as an economic incentive.

          In addition to the FIE Law, which is computed on profits, Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery are also subject to two kinds of turnover taxes for their respective sales, the VAT and Consumption Tax. The applicable VAT rate is 17% for brewery products sold in China. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount less VAT paid on purchases made with the relevant invoices in support. The Consumption Tax rate together with a government surcharge for brewery products is RMB 220 per metric ton. The Consumption Tax is determined on the volume of sales within China.

          Currently, there are no withholding taxes imposed on dividends paid by High Worth JV to Holdings.

          DISTRIBUTION OF PROFITS. Applicable Chinese laws and regulations require that, before a Sino-foreign joint venture enterprise (such as High Worth JV and Noble Brewery) distributes profits to investors, it must (1) satisfy all tax liabilities; (2) provide for losses in previous years; and
(3) make allocations in proportions determined at the sole discretion of the Board of Directors to a general reserve fund, an enterprise development fund and a staff welfare and employee bonus fund. Distribution of profits by the joint ventures to the Company and their other equity investors are required to be in proportion to each party's respective investment in the joint venture.

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

          On December 16, 1994, the Company acquired all of the outstanding shares of Holdings from Oriental Win Holdings Ltd. ("Oriental Win") and Goldchamp Ltd. ("Goldchamp") in exchange for 3,960,000 shares and 240,000 shares of the Company's Class A Common Stock issued to Oriental Win and

Goldchamp, respectively, and 3,000,000 shares of the Company's Class B Common Stock issued to Oriental Win. The Class B Common Stock carries two votes per share but is otherwise equivalent to the Class A Common Stock. In addition, the Company issued an aggregate of 600,000 shares of the Company's Class A Common Stock to various parties for consulting services in connection with the acquisition of Holdings. At the time of the acquisition, Holdings owned a 60% interest in High Worth JV. This transaction was accounted for as a recapitalization of Holdings with Holdings as the acquirer (reverse acquisition).

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

          On March 15, 1995, the Company changed its name to CBR Brewing Company, Inc.


ITEM 2.   PROPERTIES

          The Company's major facilities are set forth below:

FACILITY                      LOCATION                           PRODUCT
--------                      --------                           -------

Noble Brewery                 City of Zhaoqing on a site         Malt Beverages
                              containing approximately
                              135,000 square meters

Zhaoqing Brewery              City of Zhaoqing on a site         Malt Beverages
                              containing approximately
                              131,000 square meters

Zao Yang High Worth           City of Zao Yang on a site         Malt Beverages
Brewery (formed in            containing approximately
1998)                         70,000 square meters

Sichuan Brewery (to           City of Le Shanon on a site        Malt Beverages
be changed to Sichuan         containing approximately
High Worth Brewery            100,000 square meters
in mid-1998)

          The facilities of Noble Brewery and Zhaoqing Brewery are well maintained and suitable for their respective operations. The facilities of Zao Yang High Worth Brewery will be modernized and new equipment will be added to convert it into another Pabst Blue Ribbon beer producing complex.

          In 1997, the Company estimates that Zhaoqing Brewery and Noble Brewery operated at approximately 74% and 73%, respectively, of their theoretical brewing capacities. Annual production capacity can vary due to product mix, packaging mix and seasonality.

ITEM 3.   LEGAL PROCEEDINGS

          In late October 1997, High Worth JV and the Marketing Company instituted formal legal proceedings against Guangdong Blue Ribbon and Sichuan Brewery. A Statement of Claims was filed with the High Court of Guangdong Province in which Guangdong Blue Ribbon and Sichuan Brewery were named as the first and second defendant, respectively. The Statement of Claims asserted that the defendants violated the terms of the Sublicensing Agreement signed between High Worth JV and Guangdong Blue Ribbon and breached the Long Term Sales Contract signed between Marketing Company and Guangdong Blue Ribbon. A Settlement Agreement was entered into on December 30, 1997. See ITEM 1 "PABST LICENSING ARRANGEMENTS AND TRADEMARKS - Sichuan Brewery".


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                      PART  II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Class A Common Stock of CBR Brewing Company, Inc. is listed for trading on the OTC Bulletin Board under the symbol CBRB. During 1995, 1996 and 1997, there was extremely limited trading activity.

          The approximate number of security holders of record of the Class A Common Stock at March 31, 1998 was 10.

          The Company has never paid cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth of the Company.

          The Company's ability to pay dividends to its shareholders is dependent on the Company receiving distributions through Holdings from its PRC subsidiaries and affiliates which generate all of the Company's earnings.

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

          In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on PRC GAAP financial statements. If High Worth JV has foreign currency available after meeting the operational needs of its PRC subsidiaries, it may make a profit distribution to Holdings. Otherwise, it will be necessary to obtain approval and convert such distributions at the exchange centers. At December 31, 1997, the Company's distributable profits were approximately RMB 65,972,000.

          On November 25, 1997, the Board of Directors of High Worth JV declared the first dividend distribution in which Holdings was entitled, of approximately RMB 83,000,000 which was based on PRC GAAP financial statements. The dividend will be distributed in installments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1997, Holdings received a total of RMB 10,000,000 as a partial dividend distribution.


ITEM 6.   SELECTED FINANCIAL DATA

          The following financial data has been derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. All amounts are in RMB. The exchange rate was US$1.00 to RMB
8.32 at December 31, 1995, RMB 8.32 at December 31, 1996 and RMB 8.30 at December 31, 1997.

                                             CBR Brewing Company, Inc.
(in RMB)                                          and Subsidiaries
                                             ------------------------
                                             Years Ended December 31,
                                ----------------------------------------------
                                     1997            1996              1995
                                -------------    -------------     -----------
Consolidated Statement
  of Income Data:

Sales, net of sales taxes       1,169,286,489    1,233,277.624     566,786,939
Gross profit                      208,326,796      194,138,432      71,133,533
Operating income                   11,214,860       25,325,483       6,458,405
Net income                         30,762,902       20,211,809      19,625,968

Net income per common share              3.84             2.53            2.45
Cash dividends declared per
  common share                            -0-              -0-             -0-

                                                As of December 31,
                                ----------------------------------------------
                                     1997             1996            1995
                                -------------    -------------     -----------
Consolidated Balance
  Sheet Data:

Net working capital
  (deficiency)                   (102,725,259)     (83,554,409)    (97,555,553)
Total assets                      835,094,540      826,502,148     746,898,874
Long term liabilities              16,512,851       15,862,549      24,897,291
Advances from shareholders         73,617,552       73,794,948      73,794,948
Shareholders' equity              178,351,384      147,588,482     127,376,673


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

          The acquisition of Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments commencing October 31, 1994. Accordingly, the Company's post-acquisition consolidated statements of income are presented for the years ended December 31, 1995, 1996 and 1997.

          For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquirer (reverse acquisition).

          During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion throughout China of the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery and the mineral water and non-carbonated soft drinks produced by Guangdong Blue Ribbon under the Blue Ribbon brand name. Zhaoqing Brewery HC owns a 70% interest and Guangdong Blue Ribbon owns a direct 30% interest and an indirect 28% interest in the Marketing Company. As a result, the Company owns a 42% net interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1995 and July 1995, respectively. Sichuan Brewery commenced selling its production of Pabst Blue Ribbon beer through the Marketing Company in April 1997 (See ITEM 1. BUSINESS - SICHUAN BREWERY).
The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis commencing from April 1, 1995. The Company has a controlling interest in the Marketing Company even though it has an effective interest of only 42% because of the Company's 60% interest in High Worth JV and 70% interest in the Marketing Company (through Zhaoqing Brewery HC), and because the Company controls the majority of the votes on the board of directors of the Marketing Company and Zhaoqing Brewery HC.

          Prior to March 1995, Zhaoqing Brewery had produced exclusively domestic brands of beer, and had an annual production capacity of 50,000 metric tons or 425,000 barrels of beer. In late 1994, Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst
Blue Ribbon label. During March 1995, Zhaoqing Brewery discontinued the production of all domestic brand beer and commenced exclusive production of Pabst Blue Ribbon beer. However, less than 5% of beer production normally does not meet Pabst Blue Ribbon quality standards and is packed and distributed as lower priced, local brand beer. With the implementation of the new brewing technology and the purchase of additional equipment during 1995, Zhaoqing Brewery reached its current full-scale annual production capacity of 100,000 metric tons or 850,000 barrels of beer at the end of 1995.

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

          Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will have been transferred to High Worth JV. During 1996 and 1997, the operating activities of Zhaoqing Brewery were part of High Worth JV. The consensus and approval from the local tax authority was obtained during January 1996. In the following text, "Zhaoqing Brewery" refers to the brewing complex, which was transferred to High Worth JV in January 1996, and "Zhaoqing Brewery HC" refers to the PRC entity that previously owned the brewing complex from November 1994 through December 1995.

          In late 1996, Guangdong Blue Ribbon established a wholly-owned subsidiary in Le Shang City, Sichuan Province, PRC, and started converting an existing brewery with an annual production capacity of 20,000 metric tons into a Pabst Blue Ribbon brewing complex ("Sichuan Brewery"). Production and sale of Pabst Blue Ribbon beer commenced in April 1997.

          In 1997, Sichuan Brewery's production amounted to 13,430 metric tons and the Marketing Company has distributed 8,124 metric tons for Sichuan Brewery in 1997, which represented 3.6% of the Company's total 1997 sales volume.

          In 1998, Zao Yang High Worth Brewery will commence production of Pabst Blue Ribbon beer after the completion of converting the existing facilities into a Pabst Blue Ribbon beer brewing facility. Pursuant to the joint venture agreement, Zao Yang High Worth Brewery is committed to sell all its beer products to the Marketing Company for resale.

CONSOLIDATED RESULTS OF OPERATIONS:

          Zhaoqing Brewery and Noble Brewery commenced distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. The commencement of the Marketing Company's operations, which are presented on a consolidated basis, resulted in a significant change in the Company's operating structure and income statement presentation during 1995. Accordingly, a comparison of results of operations for the years ended December 31, 1996 and 1997 to results of operations for the year ended December 31, 1995 is not necessarily meaningful.

          The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

YEARS ENDED DECEMBER 31, 1997 AND 1996:

SALES:

          For the year ended December 31, 1997, net sales, all of which were conducted through the Marketing Company, were RMB 1,169,286,489, of which RMB 1,167,296,661 (99.8%) was from the sale of 227,418 metric tons of beer and RMB 1,989,828 (0.2%) was from the sale of mineral water and non-carbonated soft drinks. During the year ended December 31, 1997, the Marketing Company purchased for resale RMB 675,247,962 and RMB 33,052,735 of beer products from Noble Brewery and Sichuan Brewery, respectively, and nil of mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon. Approximately 99% of total sales in 1997 were from products with the Pabst Blue Ribbon brand name.

          For the year ended December 31, 1996, net sales, all of which were conducted through the Marketing Company, were RMB 1,233,277,624 of which RMB 1,158,091,595 (93.9%) was from the sale of 232,066 metric tons of beer and RMB 75,186,029 (6.1%) was from the sale of mineral water and non-carbonated soft drinks. During the year ended December 31, 1996, the Marketing Company purchased for resale RMB 695,150,225 of beer products from Noble Brewery and RMB 69,166,604 of mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon. Approximately 99% of total sales in 1996 were from products with the Pabst Blue Ribbon brand name.

          Net sales decreased by RMB 63,991,135 or 5.2% in 1997 as compared to 1996, as a result of the Company's elimination of the sales of mineral water, non-carbonated soft drinks and red wine in 1997. During 1996, the Company sold mineral water, non-carbonated soft drinks and red wine, which were purchased from Guangdong Blue Ribbon. The Company discontinued the sale of mineral water, non-carbonated soft drinks and red wine in late 1996.
During the year ended December 31, 1997, net sales of beer products increased by RMB 9,205,066 or 0.8% to RMB 1,167,296,661, as compared to RMB 1,158,091,595 for the year ended December 31, 1996. The Company sold 227,418 metric tons of beer to distributors in 1997 as compared to 232,066 metric tons of beer in 1996. The slight increase in net sales of beer products in 1997 as compared to 1996 was primarily attributable to a shift in the sales mix to higher value products in 1997.

          During the year ended December 31, 1997, Zhaoqing Brewery sold 74,216 metric tons of beer to the Marketing Company, of which 1,156 metric tons (1.6%) were local brand beer and 73,060 metric tons (98.4%) were Pabst Blue Ribbon beer. The 1,156 metric tons of local brand beer were produced throughout 1997. During the year ended December 31, 1996, Zhaoqing Brewery sold 83,439 metric tons of beer to the Marketing Company, of which 2,526 metric tons (3.0%) were local brand beer and 80,913 metric tons (97.0%) were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 9,223 metric tons or 11.1% from 1996 to 1997.

          The Marketing Company regulates the production of Pabst Blue Ribbon beer by Zhaoqing Brewery and Noble Brewery in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand. As a result of heavy rains in China during the three months ended September 30, 1997, which caused widespread flooding and washed out many roads, the Company's ability to ship its beer products to distributors was significantly impaired during this period. In addition, the Company believes that the widespread flooding also caused a temporary decrease in consumer's discretionary income available to purchase the Company's products. In 1997, the production by Sichuan Brewery also represented sales volume of 8,124 metric tons. As a result of these factors, total beer sold by Zhaoqing Brewery and Noble Brewery to the Marketing Company decreased during the year ended December 31, 1997 as compared to the year ended December 31, 1996, as the Company reduced production to correspond to lower demand in an effort to avoid excessive finished goods inventory.

GROSS PROFIT:

          For the year ended December 31, 1997, total gross profit was RMB 208,326,796 or 17.8% of total net sales, and consisted of gross profit from beer sales of RMB 208,269,171 or 17.8% of net sales of beer and gross profit from sales of mineral water and non-carbonated soft drinks of RMB 57,625 or 2.9% of net sales of mineral water and non-carbonated soft drinks. For the year ended December 31, 1996, total gross profit was RMB 194,138,432 or 15.7% of total net sales, and consisted of gross profit from beer sales of RMB 188,204,326 or 16.3% of net sales of beer and gross profit from sales of mineral water, non-carbonated soft drinks and red wine of RMB 5,934,106 or 7.9% of net sales of mineral water, non-carbonated soft drinks and red wine.

          Gross margin from beer sales increased to 17.8% in 1997 as compared to 16.3% in 1996 as a result of a shift in the sales mix to slightly higher margin products in 1997 in response to changing market conditions, as well as the effect of cost control measures.

          The Company expects that it will experience pressure on its gross profit margin in 1998 as a result of the following factors: a continuing softening of consumer demand in China caused in substantial part by the central government of China's regulatory controls and economic policies, and increasing competition from foreign premium brand beers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 1997, selling, general and administrative expenses were RMB 197,111,936 or 16.9% of net sales, consisting of selling expenses of RMB 129,202,587 and general and administrative expenses of RMB 67,909,349. Net of the allowance for doubtful accounts of RMB 5,314,858 recorded during 1997, general and administrative expenses were RMB 62,594,491.

          For the year ended December 31, 1996, selling, general and administrative expenses were RMB 168,812,949 or 13.7% of net sales, consisting of selling expenses of RMB 103,460,671 and general and administrative expenses of RMB 65,352,278. Net of the allowance for doubtful accounts of RMB 9,914,114 recorded during 1996, general and administrative expenses were RMB 55,438,164.

          Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 25,741,916 or 24.9% in 1997 as compared to 1996, and as a percent of net sales, to 11.0% in 1997 from 8.4% in 1996. Selling expenses increased in 1997 as compared to 1996, both on an absolute basis and as a percentage of sales, as a result of the increase in selling expenses in 1997 related to beer products exceeding the reduction in selling expenses related to mineral water, non-carbonated soft drinks and red wine, which products the Company sold in 1996 but is not selling in 1997. During 1997, the Company implemented a substantially expanded advertising and promotional program to stimulate consumer demand, provide distributor incentives and to maintain the market position of Pabst Blue Ribbon beer in China as a result of softening consumer demand and increasing competition from foreign premium brand beer.

          General and administrative expenses include the costs associated with the operation of the Company's management and executive offices and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 7,156,327 or 12.9% in 1997 as compared to 1996, and as a percentage of net sales, to 5.4% in 1997 from 4.5% in 1996. General and administrative expenses increased in 1997 as compared in 1996 primarily as a result of increased personnel and personnel related costs.

          The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, decreased to 0.5% of net sales in 1997 as compared to 0.8% of net sales in 1996 as a result of a reduction in the age of accounts receivable outstanding in 1997. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

OPERATING INCOME:

          For the year ended December 31, 1997, operating income was RMB 11,214,860 or 1.0% of net sales. For the year ended December 31, 1996, operating income was RMB 25,325,483 or 2.1% of net sales. The decrease in operating income is primarily attributable to the elimination of the sales of mineral water, non-carbonated soft drinks and red wine, reduction in sales tonnage and increased selling, general and administrative expenses. The adjustment and regulation of production between Zhaoqing Brewery and Noble Brewery by the Marketing Company also contributed to the decrease in operating income in 1997 as compared to 1996. The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain excessive selling and advertising expenses in 1997 that were not fully compensated for in the Marketing Company's intra-company pricing structure. Accordingly, the Marketing Company has reduced the price that it pays for Pabst Blue Ribbon beer by 3% in 1998, which is expected to benefit the Company's consolidated results of operations in 1998 and subsequent periods.

INTEREST INCOME AND INTEREST EXPENSE:

          For the year ended December 31, 1997, interest income was RMB 6,255,590 as compared to interest income of RMB 6,119,470 for the year ended December 31, 1996. The increase in interest income in 1997 of RMB 136,120 or 2.2% as compared to 1996 was primarily the result of an increase of RMB 1,554,699 in interest earned on amounts due from Guangdong Blue Ribbon during 1997.

          For the year ended December 31, 1997, interest expense, net of amounts capitalized, was RMB 15,503,189, as compared to RMB 20,767,252 for the year ended December 31, 1996. The decrease in interest expense in 1997 of RMB 5,264,063 or 25.3% as compared to 1996 was primarily the result of a decrease in customer deposits, a decrease in capital lease obligations, a decrease in interest rates on bank borrowings by Zhaoqing Brewery, and a decrease of RMB 4,655,308 in interest paid on amounts due to Guangdong Blue Ribbon and other related companies.

INCOME TAXES:

          For the year ended December 31, 1997, no income tax expense was provided, as Zhaoqing Brewery's operations in China were subject to a 100% tax exemption in 1996 and 1997. With respect to the Company's estimated United States Federal income tax liability for the distributed earnings of High Worth JV, no income tax expense was provided due to the Company's election in 1997 to treat High Worth JV as a partnership for United States Federal income tax purposes.

NET INCOME:

          For the year ended December 31, 1997, net income increased to RMB 30,762,902 (RMB 3.84 per share) or 2.6% of net sales, as compared to net income of RMB 20,211,809 (RMB 2.53 per share) or 1.6% of net sales for the year ended December 31, 1996.

YEARS ENDED DECEMBER 31, 1996 AND 1995:

SALES:

          For the year ended December 31, 1996, net sales, almost all of which were conducted through the Marketing Company, were RMB 1,233,277,624, of which RMB 1,158,091,595 (93.9%) was from the sale of 232,066 metric tons of beer and RMB 75,186,029 (6.1%) was from the sale of mineral water and non-carbonated soft drinks. During the year ended December 31, 1996, the Marketing Company purchased for resale RMB 695,150,225 of beer products from Noble Brewery and RMB 69,166,604 of mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon. Approximately 99% of total sales in 1996 were from products with the Pabst Blue Ribbon brand name.

          For the year ended December 31, 1995, net sales, consisting of sales both by Zhaoqing Brewery directly and through the Marketing Company, were RMB 566,786,939, of which RMB 504,500,315 (89.0%) was from the sale of 107,015 metric tons of beer and RMB 62,286,624 (11.0%) was from the sale of mineral water and non-carbonated soft drinks. During the year ended December 31, 1995, the Marketing Company purchased for resale RMB 327,805,406 of beer product from Noble Brewery and RMB 61,708,086 of mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon. Approximately 95% of total sales in 1995 were from products with the Pabst Blue Ribbon brand name.

          For the year ended December 31, 1996, Zhaoqing Brewery sold 83,439 metric tons of beer, of which 2,526 metric tons (3.0%) were local brand beer and 80,913 metric tons (97.0%) were Pabst Blue Ribbon beer. The 2,526 metric tons of local brand beer were produced throughout 1996. During the year ended December 31, 1995 Zhaoqing Brewery sold 45,708 metric tons of beer, of which 11,388 metric tons (24.9%) were local brand beer and 34,320 metric tons (75.1%) were Pabst Blue Ribbon beer. Total beer sold increased by 37,731 metric tons or 82.5% from 1995 to 1996 as a result of increase in production capacity.

GROSS PROFIT:

          For the year ended December 31, 1996, gross profit was RMB 194,138,432 or 15.7% of net sales, as compared to RMB 71,133,533 or 12.6% of net sales for the year ended December 31, 1995. The increase in the gross profit margin of 3.1% on an absolute basis or 24.6% in 1996 as compared to 1995 was a result of a change in the product mix, an increase in sales unit volume, an increase in sales prices, the introduction of a bottle recycling program during 1996, and production of Pabst Blue Ribbon beer throughout 1996.

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

OPERATING INCOME:

          For the year ended December 31, 1995, operating income was RMB 25,325,483 or 2.1% of net sales, as compared to operating income of RMB 6,458,405 or 1.1% of net sales for the year ended December 31, 1995.

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

INCOME TAXES:

          For the year ended December 31, 1996, income tax expense was RMB 4,721,444. Although the Company's operations in China were subject to a 100% tax exemption in 1995 and 1996, deferred income taxes of RMB 308,444 were recorded with respect to the Company's operations in China, and RMB 4,413,000 were recorded with respect to the Company's estimated United States Federal income tax liability resulting from earnings distributed as dividends by Noble Brewery in 1997. For the year ended December 31, 1995, income tax expense was RMB 1,000,000, which represented deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment.

NET INCOME:

          For the year ended December 31, 1996, net income was RMB 20,211,809 (RMB 2.53 per share) or 1.6% of net sales, as compared to net income of RMB 19,625,968 (RMB 2.45 per share) or 3.5% of net sales for the year ended December 31, 1995.

NOBLE BREWERY

Years Ended December 31, 1997 and 1996:

SALES:

          For the year ended December 31, 1997, net sales were RMB 639,678,595, consisting of 146,148 metric tons of beer sold to the Marketing Company for resale and 665 metric tons of beer sold to Guangdong Blue Ribbon.
 For the year ended December 31, 1996, net sales were RMB 655,316,991, consisting of 154,435 metric tons of beer sold to the Marketing Company for resale.

          During the year ended December 31, 1997, Noble Brewery sold 146,813 tmetric tons of beer, as compared to 154,435 metric tons of beer sold during the year ended December 31, 1996. Total beer sold decreased by 7,622 metric tons or 4.9% from 1996 to 1997 as a result of the regulation of sales by the Marketing Company, which purchases beer from the two breweries in accordance with their respective production capacities, reduction in sales tonnage, and the production by Sichuan Brewery in 1997.

GROSS PROFIT:

          For the year ended December 31, 1997, gross profit was RMB 179,062,125 or 28.0% of net sales, as compared to gross profit of RMB 145,150,002 or 22.1% of net sales for the year ended December 31, 1996. The increase in the gross profit margin of 5.9% on an absolute basis or 26.7% in 1997 as compared to 1996 was a result of a change in the product mix, the decrease in cost of raw materials, cost control measures, and the Marketing

Company handling the distribution of all of the Company's production of Pabst Blue Ribbon beer throughout 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 1997, selling, general and administrative expenses were RMB 36,193,085 (5.7% of net sales), consisting of selling expenses of RMB 3,692,522 and general and administrative expenses of RMB 32,500,563. For the year ended December 31, 1996, selling, general and administrative expenses were RMB 38,937,354 (5.9% of net sales), consisting of selling expenses of RMB 6,057,013 and general and administrative expenses of RMB 32,880,341. Selling expenses consist of warehousing, storage and freight costs.

          During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company assumed the responsibility for marketing the Pabst Blue Ribbon beer produced by Noble Brewery during July 1995, and incurred most of the 1995 and almost all of the 1996 and 1997 selling expenses.

          Selling expenses decreased by RMB 2,364,491 or 39.0% in 1997 as compared to 1996, and represented 0.6% of net sales in 1997 as compared to 0.9% of net sales in 1996, as a result of effective cost controls and the establishment of the Marketing Company to be responsible for all the advertising and promotional activities. General and administrative expenses decreased by RMB 379,778 or 1.2% in 1997 as compared to 1996, and represented 5.1% of net sales in 1997 as compared to 5.0% of net sales in 1996. During the year ended December 31, 1997, Noble Brewery credited allowance for doubtful accounts of RMB 1,207,252, as compared to providing an allowance for doubtful accounts of RMB 1,459,963 for the year ended December 31, 1996.

OPERATING INCOME:

          For the year ended December 31, 1997, operating income was RMB 142,869,040 or 22.3% of net sales, as compared to operating income of RMB 106,212,648 or 16.2% of net sales for the year ended December 31, 1996.

INTEREST INCOME AND INTEREST EXPENSE:

          For the year ended December 31, 1997, interest income was RMB 2,078,006, as compared to interest income of RMB 3,901,929 for the year ended December 31, 1996, due mainly to the fact that the amount of the average monthly bank balance was lower in 1997. Also, starting from the last quarter of 1997, the Marketing Company commenced to assign and endorse short term bills receivable to Noble Brewery and High Worth JV in order to facilitate the two breweries to arrange their own financing, resulting in lower interest income from bank deposits in 1997 for Noble Brewery.

          For the year ended December 31, 1997, interest expense was RMB 1,458,454, as compared to interest expense of RMB 3,450,585 for the year ended December 31, 1996, as a result of lower borrowings.

INCOME TAXES:

          For the year ended December 31, 1997, income tax expense was RMB 21,331,616, which consisted of RMB 18,131,616 for PRC income taxes and RMB 3,200,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. For the year ended December 31, 1996, income tax expense was RMB 16,535,421, which consisted of RMB 13,053,421 for PRC income taxes and RMB 3,500,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standing standards applicable to Noble Brewery.

NET INCOME:

          For the year ended December 31, 1997, net income was RMB 122,156,976 or 19.1% of net sales, as compared to RMB 90,128,571 or 13.8% of net sales for the year ended December 31, 1996.

Years Ended December 31, 1996 and 1995:

SALES:

          During the year ended December 31, 1996, Noble Brewery sold 154,435 metric tons of beer, as compared to 161,200 metric tons of beer sold during the year ended December 31, 1995. Total beer sold decreased by 6,765 metric tons or 4.2% from 1995 to 1996 as a result of the regulation of sales by the Marketing Company, which purchases beer from the two breweries in accordance with their respective production capacities.

          For the year ended December 31, 1996, net sales were RMB 655,316,991, consisting of 154,435 metric tons of beer sold to the Marketing Company for resale. For the year ended December 31, 1995, net sales were RMB 681,724,168, consisting of 161,200 metric tons of beer sold, including RMB 327,805,406 of beer sold to the Marketing Company for resale.

GROSS PROFIT:

          For the year ended December 31, 1996, gross profit was RMB 145,150,002 or 22.1% of net sales, as compared to gross profit of RMB 155,864,163 or 22.9% of net sales for the year ended December 31, 1995. The decrease in the gross profit margin of 0.8% on an absolute basis or 3.4% in 1996 as compared to 1995 was a result of a change in the product mix, the increase in cost of raw materials, and the Marketing Company handling the distribution of all of the Company's production of Pabst Blue Ribbon beer throughout 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 1996, selling, general and administrative expenses were RMB 38,937,354 (5.9% of net sales), consisting of selling expenses of RMB 6,057,013 and general and administrative expenses of RMB 32,880,341. For the year ended December 31, 1995, selling, general and administrative expenses were RMB 60,819,562 (8.9% of net sales), consisting of selling expenses of RMB 31,794,779 and general and administrative expenses of RMB 29,024,783. Selling expense consists of warehousing, storage and freight costs, and, in 1995, also included advertising, promotion, marketing and distribution costs prior to the Marketing Company commencing the distribution of Noble Brewery's production in July 1995.

          During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company assumed the responsibility for marketing the Pabst Blue Ribbon beer produced by Noble Brewery during July 1995, and incurred most of the 1995 and almost all of the 1996 selling expenses.

          Selling expenses decreased by RMB 25,737,766 or 80.9% in 1996 as compared to 1995, and represented to 0.9% of net sales in 1996 as compared to 4.7% of net sales in 1995, as a result of the establishment of the Marketing Company in 1995. General and administrative expenses increased by RMB 3,855,558 or 13.3% in 1996 as compared to 1995, and represented 5.0% of net sales in 1996 as compared to 4.2% of net sales in 1995. During the year ended December 31, 1996, Noble Brewery recorded an allowance for doubtful accounts of RMB 1,459,963, as compared to an allowance for doubtful accounts of RMB 786,740 for the year ended December 31, 1995.

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

CONSOLIDATED FINANCIAL CONDITION - DECEMBER 31, 1997:

LIQUIDITY AND CAPITAL RESOURCES

          For the year ended December 31, 1997, the Company's operations provided cash resources of RMB 65,015,789. The major components of the cash provided from operations in 1997 were the decrease of RMB 43,063,703 in accounts receivable, the dividends received from an associated company of RMB 34,413,511, and the increase of RMB 42,581,584 in amount due to an associated company. The Company's cash balance increased by RMB 36,383,360 to RMB 76,092,954 at December 31, 1997, as compared to RMB 39,709,594 at December 31, 1996. The Company's net working capital deficit increased by RMB 19,170,850 to 102,725,259 at December 31, 1997, as compared to RMB 83,554,409 at December 31, 1996. As a result, the Company's current ratio decreased slightly to 0.79:1 at December 31, 1997 as compared 0.82:1 at December 31, 1996.

          Net of an allowance for doubtful accounts of RMB 5,314,858 for the year ended December 31, 1997, accounts receivable decreased by RMB 43,063,703 or 22.5% to RMB 120,466,933 at December 31, 1997, as compared to RMB 168,845,494 at December 31, 1996, as a result of a change in credit policy by the Marketing Company implemented in 1997. Commencing January 1, 1997, as a result of more intensive competition from other premium brand beers in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security for their purchases. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure part or all of the payment on the due date. The Marketing Company has also provided extended credit terms to certain distributors that meet minimum financial criteria. The Marketing Company has implemented tighter credit control aiming at reducing the total balance of accounts receivable. At December 31, 1997, bills receivable had decreased by RMB 3,098,259 or 8.0% to RMB 35,555,400, as compared to RMB 38,653,659 at December 31, 1996.

          The amounts due from related companies mainly represented receivable balances from Guangdong Blue Ribbon and its affiliated companies. The amounts due from related companies decreased by RMB 3,422,318 or 10.3% to RMB 29,667,015 at December 31, 1997, as compared to RMB 33,089,333 at December 31, 1996. The decrease was primarily due to the increase in payments by Guangdong Blue Ribbon and the increase in transaction volume with other related companies under normal operating levels during the year. The amounts due from Guangdong Blue Ribbon and its affiliates were short term in nature and are expected to be paid in 1998.

          The Company's accounts payable decreased by RMB 9,448,385 or 31.7% and accrued liabilities increased by RMB 3,056,142 or 4.1% to an aggregate of RMB 97,815,003 at December 31, 1997 as compared to RMB 104,207,246 at December 31, 1996. The decrease in accounts payable was primarily due to the increase in payments to suppliers in 1997, and the increase in accrued expenses was a result of the expansion of production and operating activities.

          Customer deposits decreased by RMB 52,323,600 or 88.7% to RMB 6,680,000 at December 31, 1997, as compared to RMB 59,003,600 at December 31, 1996, as a result of the change in credit policy implemented by the Marketing Company in 1997 in response to the changing market environment. Since the Company pays interest on customer deposits, the decrease in customer deposits outstanding during 1997 has also contributed to a decrease in interest expense in 1997 as compared to 1996.

          The amount due to an associated company increased by RMB 42,581,584 or 25.6% to RMB 209,083,335 at December 31, 1997 as compared to RMB 166,501,751 at December 31, 1996, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company.
The balance due to Noble Brewery increased as a result of the extended credit terms provided by the Marketing Company to certain distributors, which in turn caused a commensurate increase in the amount due to Noble Brewery, reflecting the lengthened collection cycle.

          The amounts due to related companies increased by RMB 15,433,346 or 72.3% to RMB 36,791,001 at December 31, 1997, as compared to RMB 21,357,655 at December 31, 1996, and consist primarily of payable balances resulting from increases in purchases of packaging materials.

          During the year ended December 31, 1997, the Company's secured bank loans increased by RMB 3,000,000. The bank loans bear interest at rates ranging from 11.1% to 12.1%, and are repayable within the next three years.
A substantial portion of the bank loans have been utilized to fund the expansion and working capital requirements of Zhaoqing Brewery.

          During 1997, Noble Brewery declared and paid a dividend relating to earnings for the year ended December 31, 1996, resulting in a dividend to Zhaoqing Brewery HC of RMB 34,413,511.

          On November 25, 1997, the Board of Directors of High Worth JV declared the first dividend distribution, in which Holdings was entitled, of approximately RMB 83,000,000. The dividend will be distributed by installments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1997, partial dividends of RMB 15,000,000 and RMB 10,000,000 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

          In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholdings interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited -US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in Holdings. As of December 31, 1997, advances from such shareholders, West Coast Star Enterprises Ltd., Mapesbury Limited, Redcliffe Holdings Ltd. and Oriental Win, were approximately RMB 39,800,000, RMB 13,300,000, RMB 13,300,000 and
RMB 7,200,000, respectively.

          In February 1998, Mapesbury Limited advised the Company that the right to collect its right to RMB 13,300,000 advance was assigned to Top Link Development Limited. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited.

          During the year ended December 31, 1997, Guangdong Blue Ribbon and its affiliated companies provided the Company with raw materials financing aggregating RMB 19,500,000, which obligations are unsecured, interest free and repayable on demand. In addition, during the year ended December 31, 1997, companies beneficially owned by Guangdong Blue Ribbon and directors of the Company provided loans in the form of advances to the Company aggregating RMB 17,300,000, which obligations are unsecured, bear interest at 12% per annum and are repayable on demand.

          For the year ended December 31, 1997, additions to property, plant and equipment aggregated RMB 10,089,937. The Company anticipates that additional capital expenditures in connection with the continuing expansion and improvement of production facilities at Zhaoqing Brewery during the year 1998 will be approximately RMB 20,000,000, a portion of which is expected to be funded by lease financing.

          Guangdong Blue Ribbon had previously provided and committed to provide Zhaoqing Brewery with a line of credit, or to otherwise arrange financing, sufficient to finance the purchase of new machinery and equipment in connection with the planned expansion of Zhaoqing Brewery to an annual production capacity of 100,000 metric tons of beer. Because of the previously described activities of Guangdong Blue Ribbon with respect to the Sichuan Brewery, and since the expansion of Zhaoqing Brewery was completed during early part of 1997, the Company does not anticipate that Guangdong Blue Ribbon will provide or need to provide any additional funds or advances to finance the continuing development of Zhaoqing Brewery in the near future. The Company believes that it will be able to fund expected capital expenditures with respect to the continuing development of its brewery operations through internal cash flow and external resources.

          The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 1998. In order to finance the continuing capital requirements of the Company, the Company has begun negotiations to arrange additional long-term bank loans or lease financing. In addition, accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of long-term borrowing or equity financing by the Company.

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

          Zhaoqing Brewery and Noble Brewery conduct virtually all of their business in China and, accordingly, the sale of their products are settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect their financial performance when measured in USD, and could have material adverse effects upon the results of operations and financial condition. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable during 1995, 1996 and 1997. The exchange rate quoted by Bank of China was US$1.00 to RMB
8.32 at December 31, 1995, RMB 8.32 at December 31, 1996, and RMB 8.30 at December 31, 1997.

ENVIRONMENTAL MATTERS:

          Management believes that the Company complies with all national and local environmental protection laws and regulations of the PRC. In 1997, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or the competitive position of the Company.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and exhibits are listed at ITEM 14. "EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K".

          Selected 1996 and 1997 Quarterly Financial Information, in RMB (unaudited):

                                                1997            1996
                                            -----------      -----------
THREE MONTHS ENDED MARCH 31:
Sales, net of sales taxes                   310,895,516      277,531,766
Gross profit                                 54,721,601       43,507,222


Operating income                              6,177,923        6,953,738
Net income                                    9,197,766        3,671,837
Net income per common share                        1.14              .46

THREE MONTHS ENDED JUNE 30:

Sales, net of sales taxes                   331,145,259      353,658,873
Gross profit                                 63,563,031       55,699,266
Operating income                             14,270,056       10,476,677
Net income                                    9,706,636        5,000,557
Net income per common share                        1.21              .63

THREE MONTHS ENDED SEPTEMBER 30:

Sales, net of sales taxes                   284,987,371      300,905,499
Gross profit                                 42,119,668       44,986,152
Operating income                                674,477        7,666,083
Net income                                    5,952,987        3,989,207
Net income per common share                        0.74              .50

THREE MONTHS ENDED DECEMBER 31:

Sales, net of sales taxes                   242,258,343      301,181,486
Gross profit                                 47,922,496       49,945,792
Operating income (loss)                      (9,907,596)         228,985
Net income                                    5,905,513        7,550,208
Net income per common share                        0.75              .94

YEAR ENDED DECEMBER 31:

Sales, net of sales taxes                 1,169,286,489    1,233,277,624
Gross profit                                208,326,796      194,138,432
Operating income                             11,214,860       25,325,483
Net income                                   30,762,902       20,211,809
Net income per common share                        3.84             2.53

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


                                      PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following tables and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 1998, and their positions and offices with the Company. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors' meeting following the annual meeting of shareholders. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

          In conjunction with the reorganization of the Company in 1994, Oriental Win acquired a controlling interest in the Company, and received the right to appoint a majority of the members of the Board of Directors for so long as it held its shares. As a result of the distribution by Oriental Win to its shareholders during August 1996 of all of the shares of Common Stock of the Company that it owned, West Coast Star Enterprises Ltd. became the controlling shareholder of the Company and acquired the right to appoint a majority of the members of the Board of Directors for so long as it holds its shares.

                                         DIRECTORS

                                        Date Elected
Name                     Age            as Director
----                     ---            ------------
John Zhao Li             43             November 1994

Lee Tak Wong             41             September 1995

Jin-qiang Zhang          56             July 1997

Zi-shou Chen             57             July 1997

Deng-chen Yin            57             July 1997

Guang Wei Liang          35             March 1998

                                   EXECUTIVE OFFICERS

                                                              Date Elected
Name                     Age            Position(s)            as Officer
----                     ---            -----------           ------------
Jin-qiang Zhang          56             Chairman              August 1997

Zi-shou Chen             57             President             August 1997

John Zhao Li             43             Vice President        November 1994

Casey K.C. Chen          47             Vice President        December 1996

Gary C.K. Lui            37             Chief Financial       April 1996
                                        Officer

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS

JIN-QIANG ZHANG

          Mr. Zhang, Chairman and a director of the Company, has over 30 years experience in manufacturing. Since the early 1980's, Mr. Zhang has held senior management positions in several manufacturing enterprises in China which were engaged principally in the electronics industry. During the last past five years, he has participated extensively in syndication financing, property development and project investment in China. He is currently also the Managing Director of Shenzhen Huaqiang Holdings Limited.

ZI-SHOU CHEN

          Mr. Chen, President and a director of the Company, has over 30 years experience in the Chinese manufacturing sector. Since the early 1980's, Mr. Chen has held senior management positions in several manufacturing enterprises in China which were mainly engaged in the electronics industry.

During the past five years, he has participated extensively in syndication financing, property development and project investment in China. He is currently a Director and Vice-General Manager of Shenzhen Huaqiang Holdings Limited.

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

GUANG WEI LIANG

          Mr. Liang, a director of the Company, has over eight years experience in the Chinese manufacturing sector. Mr. Liang received his Master Degree in Law from Wuhan University in China. Since 1980, he has held senior management positions in several Chinese manufacturing enterprises which were mainly engaged in the electronic industry. During the past two years, he has participated extensively in syndication financing, project financing and project investment in China. He is currently a Director and Vice-General Manager of Shenzhen Huaqiang Holdings Limited.

LEE TAK WONG

          Mr. Wong, a Director of the Company, is a member of senior management engaged in the investment planning and syndication business. During the last five years, he has participated in brewery and soft drink investment projects in China. He is currently a Director of Guang Yin International (Holdings) Limited.

DENG-CHEN YIN

          Mr. Yin, a director of the Company, has over 30 years experience in manufacturing. Since the 1970's, Mr. Yin has held senior management positions in several manufacturing enterprises in China which were engaged in the plastics and electronics industry. During the past five years, he has participated in many project investments in China. He is currently the Secretary of Shenzhen Huaqiang Holdings Limited.

CASEY KAI CHENG CHEN

          Mr. Chen, Vice President of the Company, received his Master's Degree majoring in Corporate Accounting from the Research Institute of Fiscal Science in Beijing, China, and a Master's Degree in Business Administration majoring in Finance from the University of Rochester, New York. Mr. Chen has been an auditor and financial consultant in both the United States and China.
 He practiced as a CPA in China and was Vice President of China Consultants of Accounting and Financial Management, Inc., a leading accounting firm in China.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

          During the year ended December 31, 1997, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid by the Company during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE (US$)

Name and                                                             Other
Principal                                                            Annual
Position                 Year        Salary          Bonus        Compensation
--------                 ----       --------        -------       ------------
John Zhao Li(1)          1997       $118,000        $40,600          $6,000
President/Vice           1996       $140,000        $27,644          $6,000
President                1995       $101,266        $ 6,010          $6,000

Lee Tak Wong(2)          1997       $ 56,000        $31,100          $6,000
Vice President           1996       $135,951        $27,644          $6,000
                         1995          --           $ 6,010          $2,000

----------------------

(1) Mr. Li was President of the Company until July 31, 1997. Mr Li continues an officer and director of the Company.

(2) Mr. Wong was a Vice President of the Company until July 31, 1997. Mr. Wong continues as a director of the Company.

COMPENSATION AGREEMENTS:

          The Company has not entered into any long-term employment or consulting agreements with its officers or directors.

BOARD OF DIRECTORS:

          During the year ended December 31, 1997, nine meetings of the Board of Directors were held. All directors receive compensation of US$500 per month for serving on the Board of Directors, which aggregated $36,000 during the year ended December 31, 1997. All directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating, or compensation committees, or committees performing similar functions, during the year ended December 31, 1997. On January 2, 1998, a Compensation Committee was set up with Zhang Jin-qiang and Wong Lee Tak as the committee members.

STOCK OPTION PLAN:

          The 1998 Stock Option Plan ("the Plan") was adopted by the majority of the shareholders of the Company and approved by the Board of Directors on January 2, 1998. The Plan is administered by the Compensation Committee and contains the following major provisions:

(a) The Plan provides for the issuance of incentive stock options ("ISOs") and nonqualified stock options ("NSOs") to purchase the stock of the Company. The Plan is intended to provide a means whereby employees may be given an opportunity to purchase shares of stock of the Company pursuant to (i) options which may qualify as ISOs under Section 422 of the Inland Revenue Code of 1986, as amended, or (ii) NSOs which may not so qualify.

(b) Options may be granted under the Plan from time to time to eligible persons to purchase an aggregate of up 800,000 shares of Class A Common Stock, and no more than 80,000 options may be granted to any one participant in any year.

(c) All ISOs will have option exercise prices per option share equal to the fair market value of a share of Common stock on the date the option is granted, except that in the case of ISOs granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the price will be not less than 110% of such fair market value. The option exercise prices per option for NSO's shall be as determined by the Compensation Committee.

          Details of the options granted on January 2, 1998 to the existing directors, officers and employees of the Company are as follows:

                                          Annual       Earliest
                   Options   Exercise     Vesting      Exercise      Expiration
Participant        Granted    Price      Percentage      Date           Date
-----------        -------   --------    ----------    --------      ----------
Zhang Jin-qiang    40,000    US$4.26    50%/25%/25%     4/1/98        12/31/01
Yin Deng Chen      30,000    US$4.26    50%/25%/25%     4/1/98        12/31/01
Chen Zi-shou       30,000    US$3.87    60%/20%/20%     4/1/98        12/31/05
Liang Guang Wei    30,000    US$3.87    60%/20%/20%     4/1/98        12/31/05
John Li Zhao       30,000    US$3.87    60%/20%/20%     4/1/98        12/31/05
Wong Lee Tak       30,000    US$3.87    60%/20%/20%     4/1/98        12/31/05

Chen Kai Cheng     21,000    US$3.87    70%/15%/15%     4/1/98        12/31/05
Wong Yong          21,000    US$3.87    70%/15%/15%     4/1/98        12/31/05
Gary Lui           21,000    US$3.87    70%/15%/15%     4/1/98        12/31/05
Clarence Yip       18,000    US$3.87    70%/15%/15%     4/1/98        12/31/05
Cilly Yeung         9,000    US$3.87    70%/15%/15%     4/1/98        12/31/05

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

          As of March 31, 1998, the Company had a total of 8,010,013 shares of Common Stock issued and outstanding, consisting of 5,010,013 shares of Class A Common Stock ($.0001 par value) and 3,000,000 shares of Class B Common Stock ($.0001 par value). The Class A Common Stock and Class B Common Stock are identical, except that the Class A Common Stock has one vote per share and the Class B Common Stock has two votes per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder. All common share amounts reflect the 1-for-22 reverse stock split effective November 22, 1994. There are no other classes of equity securities outstanding.

          The following table sets forth, as of March 31, 1998: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company's Common Stock so owned; and (b) the number of shares of Common Stock of the Company beneficially owned, and the percentage of the Company's Common Stock so owned, by each director, and by all directors and officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

                                                               Percent of
Name and Address                   Amount and Nature of       Resale Shares
of Beneficial Owner                Beneficial Ownership      of Common Stock
-------------------                --------------------      ---------------
West Coast Star                       4,176,000(1)(2)             52.1%
Enterprises Ltd.
c/o Room 2302, Chinachem
Hollywood Centre
No. 1 Hollywood Road
Central, Hong Kong

Top Link Development Limited          1,392,000(1)(3)              17.4%
c/o Room 2302, Chinachem
Hollywood Centre
No. 1 Hollywood Road
Central, Hong Kong

Redcliffe Holdings Ltd.               1,392,000(1)(4)              17.4%
25/F., Wyndham Place
40-44 Wyndham Street
Central, Hong Kong

Shenzhen Huaqiang                        5,568,000(5)              69.5%
Holdings Limited
Shennan Zhong Road
Shenzhen City
The People's Republic of China

Jin-qiang Zhang                                  0(6)                --

Zi-shou Chen                                     0(7)                --

John Zhao Li                                     0(8)                --

Lee Tak Wong                                     0(9)                --

Deng-chen Yin                                   0(10)                --

Long-sheng Zhu                                  0(11)                --

All Directors and                               0(12)                --
Executive Officers
as a Group
(18 persons)

-------------------

(1) On October 14, 1996, Oriental Win distributed to its shareholders a total of 6,960,000 shares of the Company's Common Stock, consisting of

     3,960,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock, which represented Oriental Win's entire 87% interest in the Company. The shareholders of Oriental Win received such shares in proportion to their respective shareholder interests in Oriental Win (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. -20%). In conjunction with the distribution of such shares by Oriental Win, the shareholders' agreement among Oriental Win, West Coast Star Enterprises Ltd. ("West Coast"), Mapesbury Limited and Redcliffe Holdings Ltd. was terminated. In February 1998, Mapesbury Limited transferred its shares to Top Link Development Limited.("Top Link")

(2) Consists of 2,376,000 shares of Class A Common Stock and 1,800,000 shares of Class B Common Stock.

(3) Consists of 792,000 shares of Class A Common Stock and 600,000 shares of Class B Common Stock. Top Link is beneficially owned by Shenzhen Huaqiang Holdings Limited ("SHHL"), which is a state-owned enterprise in China.

(4) Consists of 792,000 shares of Class A Common Stock and 600,000 shares of Class B Common Stock. Victor Choi, a former Director, is the beneficial owner of Silvercliff Venture Inc., which owns 50% of the capital stock of Redcliffe Holdings Ltd.

(5) Consists of 4,176,000 shares owned by West Coast Star Enterprises Ltd. and 1,392,000 shares owned by Top Link Development Limited, each of which is controlled by SHHL.

(6) Mr. Zhang owns 35% of the capital stock of West Coast on behalf of SHHL and disclaims any beneficial ownership of such shares.

(7) Mr. Chen owns 15% of the capital stock of West Coast on behalf of SHHL and disclaims any beneficial ownership of such shares.

(8) Mr. Li is a minority shareholder of West Coast, but disclaims any beneficial ownership of such shares. Mr. Li owns 5% of the capital stock of West Coast.

(9) Mr. Wong is a minority shareholder of West Coast, but disclaims any beneficial ownership of such shares. Mr. Wong owns 5% of the capital stock of West Coast.

(10) Mr. Yin owns 20% of the capital stock of West Coast on behalf of SHHL and disclaims any beneficial ownership of such shares.

(11) Mr. Zhu, a former Director, owns 10% of the capital stock of West Coast on behalf of SHHL and disclaims any beneficial ownership of such shares.

(12) See footnotes (6) through (11)

CHANGES IN CONTROL:

          The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHAREHOLDER LOANS

          In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The right to collect US$8,000,000 of the advance was transferred from Oriental Win to its shareholders in proportion to their respective shareholdings interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by the issuance of shares at par value in Holdings. As of December 31, 1997, advances from such shareholders, West Coast Star Enterprises Ltd., Mapesbury Limited, Redcliffe Holdings Ltd. and Oriental Win, were approximately RMB 39,800,000, RMB 13,300,000, RMB 13,300,000 and
RMB 7,200,000, respectively.

          In February 1998, Mapesbury Limited advised the Company that the right to collect the RMB 13,300,000 advances from shareholders was assigned to Top Link Development Limited. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited.

NOBLE BREWERY

          During the years ended December 31, 1996 and 1997, the Company purchased for resale beer products from Noble Brewery aggregating RMB 695,150,225 and RMB 675,247,962, respectively. As of December 31, 1996 and 1997, RMB 166,501,751 and RMB 209,083,335, respectively, was due to Noble Brewery for the purchase of beer products, and was unsecured, interest free and repayable on demand.

GUANGDONG BLUE RIBBON

          Until July 31, 1997, Liu Yun Zhong and Niu Zi Hang were directors and executive officers of the Company. Messrs. Liu and Niu are the General Manager and Deputy General Manager, respectively, of Guangdong Blue Ribbon. Guangdong Blue Ribbon owns 40% of High Worth JV.

          During the years ended December 31, 1996 and 1997, the Company purchased packaging materials from Guangdong Blue Ribbon and its affiliated companies aggregating RMB 44,778,187 and RMB 42,081,917, respectively.

          During the years ended December 31, 1996 and 1997, the Company sold beer products to Guangdong Blue Ribbon aggregating RMB 6,169,170 and RMB 8,773,809, respectively.

          During the years ended December 31, 1996 and 1997, the Company purchased for resale mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon and its affiliated companies aggregating RMB 69,166,604 and nil, respectively.

          During the year ended December 31, 1997, the Company also purchased for resale beer products from Sichuan Brewery, an affiliate of Guangdong Blue Ribbon, aggregating RMB 33,052,735.

          During the years ended December 31, 1996 and 1997, the Company paid RMB 7,945,874 and RMB 7,086,075, respectively, equivalent to US$11.70 per ton of beer production, to Guangdong Blue Ribbon as a royalty fee for the right to use the Pabst Blue Ribbon trademarks in the Guangdong Province of China.

          During the years ended December 31, 1996 and 1997, the Company paid Guangdong Blue Ribbon a management fee of RMB 3,780,000 and RMB 3,780,000, respectively, pursuant to a three year agreement commenced on January 1, 1996.

          As of December 31, 1996 and 1997, the amount due from related companies aggregated RMB 33,089,333 and RMB 29,667,015, respectively, and consisted of amounts due from Guangdong Blue Ribbon and its affiliated companies for trade deposits received on behalf of the Company and expenses paid on behalf of Guangdong Blue Ribbon and its affiliated companies. Included in the net amounts due from related companies at December 31, 1996 and 1997 is RMB 27,500,000 and RMB 16,600,000, respectively, which bore interest at 15% and 20% per annum during 1996 and 1997, respectively, and RMB 38,200,000 and RMB 42,900,000, respectively, which bore interest at 10% and 20% per annum during 1996 and 1997, respectively, due from Guangdong Blue Ribbon. The remaining amounts due from Guangdong Blue Ribbon and its affiliated companies are unsecured, interest-free and repayable on demand.

          As of December 31, 1996 and 1997, the Company owed an aggregate of RMB 21,400,000 and RMB 77,100,000, respectively, to related parties as follows:

          (a) RMB 11,400,000 and RMB 19,500,000, respectively, was due to companies affiliated with Guangdong Blue Ribbon for the purchase of raw materials, and was unsecured, interest free and repayable on demand;

          (b) RMB 3,100,000 and RMB 3,600,000, respectively, was due to Wealth Guide Development Limited, a company affiliated with Guangdong Blue Ribbon, as an advance, and was unsecured, bears interest at 12% per annum, and is repayable on demand.

          For the year ended December 31, 1997, interest expense with respect to the above obligations relating to Guangdong Blue Ribbon and its affiliated companies was RMB 3,859,087 and to the other related parties was

RMB 1,717,133. For the year ended December 31, 1997, interest income from Guangdong Blue Ribbon was RMB 5,535,977.

          For the year ended December 31, 1996, interest expense with respect to the above obligations relating to Guangdong Blue Ribbon and its affiliated companies was RMB 9,282,985 and to the other related parties was RMB 948,543.

          As of December 31, 1997, RMB 40,300,000 was due to Guangdong Blue Ribbon, representing a dividend payable by High Worth JV.

OTHER TRANSACTIONS

          As of December 31, 1996 and 1997, RMB 5,700,000 and RMB 7,100,000,
respectively, was due to Evermoni Trading Limited, a company beneficially owned by Wong Lee Tak, a director of the Company, as an advance, and was unsecured, bears interest at 12% per annum, and is repayable on demand.

          As of December 31, 1996 and 1997, RMB 1,200,000 and RMB 1,400,000,
respectively, was due to Trade Link Investment Limited, a company beneficially owned by Victor Choi, a former director of the Company, as an advance, and was unsecured, bears interest at 12% per annum, and is repayable on demand.

          As of December 31, 1996 and 1997, RMB nil and RMB 2,300,000, respectively, was due to Champers Investment Limited, a company beneficially owned by Wong Lee Tak, a director of the Company, as an advance, and was unsecured, non-interest bearing, and is repayable on demand.

          As of December 31, 1996 and 1997, RMB Nil and RMB 2,900,000, respectively, was due to Bilibest Industries Limited, a company controlled by the Company's shareholders, as an advance, and was unsecured, bears interest at 12% per annum, and is repayable on demand.


                                       PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements and exhibits are filed with and as a part of this document.

          (1)  Financial Statements                                Page No. (s)
                                                                   ------------
               CBR BREWING COMPANY, INC.                                63

               Report of Independent Auditors                           65
                 Deloitte Touche Tohmatsu
                 Ernst & Young

               Consolidated Balance Sheets                              67
               - As of December 31, 1996 and 1997

               Consolidated Statements of Income                        70
               - Years ended December 31, 1995, 1996 and 1997

               Consolidated Statements of Shareholders' Equity          72
               - Years ended December 31, 1995, 1996 and 1997

               Consolidated Statements of Cash Flows                    73
               - Years ended December 31, 1995, 1996 and 1997

               Notes to Consolidated Financial Statements               75

               ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.                 111

               Report of Independent Auditors                          113
                 Deloitte Touche Tohmatsu
                 Ernst & Young

               Balance Sheets                                          115
               - As of December 31, 1996 and 1997

               Statements of Income                                    117
               - Years ended December 31, 1995, 1996 and 1997

               Statements of Equity                                    118
               - From January 1, 1995 through December 31, 1997

               Statements of Cash Flows                                119
               - Years ended December 31, 1995, 1996 and 1997

               Notes to Financial Statements                           120

          (2)  Exhibits

Exhibit No.    Description of Document
-----------    -----------------------
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


Exhibit No.    Description of Document
-----------    -----------------------
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

10.9    (P)    Transferring Agreement dated May 20, 1994 among Pabst
               Zhaoqing, Pabst US and Guangdong Blue Ribbon, with English translation(3).

10.10   (P)    Deed dated December 5, 1994 between Oriental Win and Holdings regarding the Shareholder Loan, with supplementary
               documentation(3).

10.11          Long Term Purchase Agreement dated April 1, 1995 between the
               Marketing Company and Zhaoqing Brewery (English
               Translation).(4)

10.12          Long Term Purchase Agreement dated July 11, 1995 between the
               Marketing Company and Noble Brewery (English Translation).(4)

10.13          1998 Stock Option Plan.

10.14          Joint Venture Agreement dated January 13, 1998 between High
               Worth JV and Zao Yang Brewery regarding Zao Yang High Worth
               Brewery (English Translation).

21             Subsidiaries of the Company.

27             Financial Data Schedule (electronic filing only)


(1) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 30, 1994 and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Registration Statement No. 33-26617A on Form S-18 filed January 19, 1989 and incorporated herein by reference.

(3) Filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

(4) Filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(P) Indicates that document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Form 10-K.

(b) No Reports on Form 8-K were filed during or related to the three months ended December 31, 1997.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CBR BREWING COMPANY, INC.
                                   ------------------------------------
                                   (Registrant)

Date:  April 10, 1998              By: /s/ Zi-shou Chen
                                      ---------------------------------
                                         Zi-shou Chen
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 10, 1998              By: /s/ Zi-shou Chen
                                      ---------------------------------
                                         Zi-shou Chen
                                         President and Director

Date:  April 10, 1998              By: /s/ John Zhao Li
                                      ---------------------------------
                                         John Zhao Li
                                         Vice President and Director

Date:  April 10, 1998              By: /s/ Gary C. K. Lui
                                      ---------------------------------
                                         Gary C. K. Lui
                                         Chief Financial Officer

Date:  April 10, 1998              By: /s/ Lee-tak Wong
                                      ---------------------------------
                                         Lee-tak Wong
                                         Director

Date:  April 10, 1998              By: /s/ Jin-qiang Zhang
                                      ---------------------------------
                                         Jin-qiang Zhang
                                         Director

Date:  April 10, 1998              By: /s/ Guang-wei Liang
                                      ---------------------------------
                                         Guang-wei Liang
                                         Director

Date:  April 10, 1998              By: /s/ Deng-chen Yin
                                      ---------------------------------
                                         Deng-chen Yin
                                         Director

                               INDEX TO EXHIBITS


Exhibit             Description                                  Sequential
Number              of Document                                  Page Numbers
------              -----------                                  ------------
10.13               1998 Stock Option Plan.                            135

10.14               Joint Venture Agreement dated                      145
                    January 13, 1998 between High Worth JV
                    and Zao Yang Brewery regarding Zao Yang
                    High Worth Brewery (English Translation).

21                  Subsidiaries of the Company.                       167

27                  Financial Data Schedule                            168
                    (electronic filing only)


                            CBR BREWING COMPANY, INC.

                        Reports and Financial Statements
                      For the year ended December 31, 1997

CBR BREWING COMPANY, INC.


REPORTS AND FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997


CONTENTS                                                                 PAGE(S)
--------                                                                 -------
REPORT OF INDEPENDENT AUDITORS ..................................         F - 1

REPORT OF PREDECESSOR AUDITORS ..................................         F - 2

CONSOLIDATED BALANCE SHEETS .....................................         F - 3

CONSOLIDATED STATEMENTS OF INCOME ...............................         F - 5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY .................         F - 7

CONSOLIDATED STATEMENTS OF CASH FLOWS ...........................         F - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................         F - 10


         REPORT OF INDEPENDENT AUDITORS

         TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
         CBR BREWING COMPANY, INC.

         We have audited the accompanying consolidated balance sheets of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         We draw your attention to notes 14 and 21 to the consolidated financial statements which state that the Company is exposed to foreign currency exchange risk and other risks through its operations in the People's Republic of China.


                                                   /s/ Deloitte Touche Tohmatsu

         Hong Kong
         March 31, 1998

         REPORT OF PREDECESSOR AUDITORS


         To the shareholders of
         CBR Brewing Company, Inc.


         We have audited the accompanying consolidated balance sheet of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1995, the related consolidated statement of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of CBR Brewing Company, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1995 and the consolidated result of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.



                                                              /s/ Ernst & Young

         Hong Kong
         March 28, 1996

                            CBR BREWING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        AS OF DECEMBER 31,
                                                                        ------------------------------------------------
                                                                         1996                  1997                1997
                                                                         ----                  ----                ----
                                                                          RMB                   RMB                 US$
                                                                                                                 (Note 3)

                                     ASSETS
Current assets:

  Cash and cash equivalents...................................         39,709,594            76,092,954            9,167,826
  Accounts receivable, net of allowance for doubtful
    accounts of RMB14,921,542 and RMB20,232,169
    for 1996 and 1997, respectively (note 4)..................        168,845,494           120,466,933           14,514,088
  Bills receivable (note 5)...................................         38,653,659            35,555,400            4,283,783
  Inventories (note 6)........................................         87,549,836            89,583,442           10,793,186
  Amounts due from related companies (note 18)................         33,089,333            29,667,015            3,574,339
  Prepayments, deposits and other receivables.................         17,779,904            24,017,911            2,893,724
                                                                      -----------           -----------          -----------

  Total current assets........................................        385,627,820           375,383,655           45,226,946
Interest in an associated company (note 7)....................        216,984,220           234,997,255           28,312,922
Property, plant and equipment, net of accumulated
  depreciation and amortization of RMB26,410,498
  and RMB47,874,221 for 1996 and 1997,
  respectively (note 8).......................................        223,890,108           210,015,830           25,303,112
Other non-current assets......................................               -               14,697,800            1,770,819
                                                                      -----------           -----------          -----------

Total assets..................................................        826,502,148           835,094,540          100,613,799
                                                                      -----------           -----------          -----------
                                                                      -----------           -----------          -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Bank borrowings (note 9)....................................         40,500,000            35,500,000            4,277,108
  Capital lease obligations (note 10).........................          9,034,742             7,349,698              885,506
  Accounts payable............................................         29,791,878            20,343,493            2,451,023
  Accrued liabilities.........................................         74,415,368            77,471,510            9,333,917
  Customer deposits...........................................         59,003,600             6,680,000              804,819
  Amounts due to related companies (note 18)..................         21,357,655            77,166,596            9,297,181
  Amount due to an associated company (note 7)................        166,501,751           209,083,335           25,190,763
  Income taxes payable (note 11)..............................            260,000               260,000               31,325
  Sales taxes payable (note 12)...............................         63,904,235            39,841,282            4,800,154
  Deferred tax liabilities (note 11)..........................          4,413,000             4,413,000              531,687
                                                                      -----------           -----------          -----------

Total current liabilities.....................................         469,182,229           478,108,914          57,603,483
                                                                       -----------           -----------         -----------
Long-term liabilities:
  Bank borrowings (note 9)....................................                -                8,000,000             963,855
  Capital lease obligations (note 10).........................          15,862,549             8,512,851           1,025,645
                                                                       -----------           -----------         -----------

Total long-term liabilities...................................          15,862,549            16,512,851           1,989,500
                                                                       -----------           -----------         -----------

Minority interests............................................         120,073,940            88,503,839          10,663,113
                                                                       -----------           -----------         -----------

Commitments and contingencies (notes 14, 21 and 23)
 Shareholders' advances and shareholders' equity:
  Advances from shareholders (note 13)........................          73,794,948            73,617,552               8,869,585
                                                                       -----------           -----------             -----------
Common stock
  - Class A, US$0.0001 par value, 90,000,000 shares
      authorized, 5,000,013 shares outstanding................               4,265                 4,265                     514
  - Class B, US$0.0001 par value, 10,000,000 shares
      authorized, 3,000,000 shares outstanding................               2,559                 2,559                     308
  Additional paid-in capital..................................         104,030,194           104,030,194              12,533,758
  General reserve and enterprise development funds............           4,823,561             8,341,785               1,005,034
  Retained earnings...........................................          38,727,903            65,972,581               7,948,504
                                                                       -----------           -----------             -----------

Total shareholders' equity....................................         147,588,482           178,351,384              21,488,118
                                                                       -----------      ----------------        ----------------


                            CBR BREWING COMPANY, INC.

Total shareholders' advances and shareholders'
  equity......................................................         221,383,430           251,968,936              30,357,703
                                                                       -----------           -----------             -----------
Total liabilities, shareholders' advances and
    shareholders' equity......................................         826,502,148           835,094,540             100,613,799
                                                                       -----------           -----------             -----------
                                                                       -----------           -----------             -----------


      See accompanying notes to the consolidated financial statements

                            CBR BREWING COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                   ----------------------
                                                                1995             1996             1997              1997
                                                                ----             ----             ----              ----
                                                                 RMB              RMB              RMB               US$
                                                                                                                  (Note 3)
Sales, including sales to related companies of
  RMB6,169,170 and RMB8,773,809 in 1996 and 1997,
  respectively (note 18a)............................        580,260,386   1,255,940,985      1,188,963,804          143,248,651
Sales taxes (note 12)................................         13,473,447      22,663,361         19,677,315            2,370,761
                                                             -----------   -------------      -------------          -----------

Net sales............................................        566,786,939   1,233,277,624      1,169,286,489          140,877,890
Cost of sales, including inventory purchased
  from related companies of RMB417,171,460,
  RMB809,095,016 and RMB750,382,614 in
  1995, 1996 and 1997, respectively; and
  royalty fee paid to a related company
  of RMB3,454,067 , RMB7,945,874 and
  RMB7,086,075 in 1995, 1996 and 1997,
  respectively
  (note 18b to e)....................................        495,653,406   1,039,139,192        960,959,693          115,778,276
                                                             -----------   -------------      -------------          -----------

Gross profit.........................................         71,133,533     194,138,432        208,326,796           25,099,614
Selling, general and administrative expenses,
  including management fee paid to a related
  company of RMB3,780,000 in 1996 and 1997
  (note 18f).........................................         64,675,128     168,812,949        197,111,936           23,748,426
                                                             -----------   -------------      -------------          -----------

Operating income.....................................          6,458,405      25,325,483         11,214,860            1,351,188
                                                             -----------   -------------      -------------          -----------

Other income:
  Interest income, including interest income from
    a related company of RMB3,981,278 and
    RMB5,535,977 in 1996 and 1997, respectively
    (note 18g).......................................               -          6,119,470          6,255,590              753,686
  Foreign exchange gains.............................          1,614,652         119,907            177,396               21,373
  Others.............................................               -            695,244          1,239,362              149,321
                                                             -----------   -------------      -------------          -----------

  Total other income.................................          1,614,652       6,934,621          7,672,348              924,380
                                                             -----------   -------------      -------------          -----------

Other expenses:
  Interest expense, including interest paid to related
    companies of RMB3,419,571, RMB10,231,528 and
    RMB5,576,220 in 1995, 1996 and 1997, respectively
    (note 18h)......................................          3,236,058      20,767,252         15,503,189            1,867,854
  Loss on disposal of property, plant and
    equipment........................................          1,001,788            -               743,788               89,613
  Others.............................................               -               -               498,381               60,046
                                                             -----------   -------------      -------------          -----------

  Total other expenses...............................          4,237,846      20,767,252         16,745,358            2,017,513
                                                             -----------   -------------      -------------          -----------

Income before income taxes...........................          3,835,211      11,492,852          2,141,850              258,055
Income taxes (note 11)...............................          1,000,000       4,721,444               -                    -
                                                             -----------   -------------      -------------          -----------

Income before equity in earnings of an associated
  company............................................          2,835,211       6,771,408          2,141,850              258,055
Equity in earnings of an associated company..........         34,213,058      34,039,622         52,426,546            6,316,451
                                                             -----------   -------------      -------------          -----------

                            CBR BREWING COMPANY, INC.

Income before minority interests.....................         37,048,269      40,811,030         54,568,396            6,574,506
Minority interests...................................         17,422,301      20,599,221         23,805,494            2,868,132
                                                             -----------   -------------      -------------          -----------

Net income for the year..............................         19,625,968      20,211,809         30,762,902            3,706,374
                                                             -----------   -------------      -------------          -----------
                                                             -----------   -------------      -------------          -----------

Net income per share.................................               2.45            2.53               3.84                 0.46
                                                             -----------   -------------      -------------          -----------
                                                             -----------   -------------      -------------          -----------

Average number of shares outstanding.................          8,000,013       8,000,013          8,000,013            8,000,013
                                                             -----------   -------------      -------------          -----------
                                                             -----------   -------------      -------------          -----------


      See accompanying notes to the consolidated financial statements

                           CBR BREWING COMPANY, INC.


               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             COMMON STOCK
                                                             ------------

                                                SHARES                  AMOUNT
                                              OUTSTANDING     PAR VALUE OF US$0.0001 EACH  ADDITIONAL
                                         -------------------  ---------------------------   PAID-IN       RESERVE     RETAINED
                                         CLASS A     CLASS B      CLASS A     CLASS B       CAPITAL        FUNDS      EARNINGS
                                         -------     -------      -------     -------       -------        -----      --------
                                                                    RMB         RMB           RMB           RMB          RMB
                                                                                                         (Note 15)    (Note 15)
Balance at January 1, 1995............  5,000,013  3,000,000      4,265      2,559        104,030,194      219,062     3,494,625
Net income............................       -          -          -          -                 -            -        19,625,968
Appropriation.........................       -          -          -          -                 -        1,940,551    (1,940,551)
                                        ---------  ---------     ------     ------        ------------  ----------   -----------

Balance at December 31, 1995..........  5,000,013  3,000,000      4,265      2,559        104,030,194    2,159,613    21,180,042
Net income............................       -          -          -          -                 -            -        20,211,809
Appropriation.........................       -          -          -          -                 -        2,663,948    (2,663,948)
                                        ---------  ---------     ------     ------        ------------  ----------   -----------

Balance at December 31, 1996..........  5,000,013  3,000,000      4,265      2,559        104,030,194    4,823,561    38,727,903
Net income............................       -          -          -          -                 -            -        30,762,902
Appropriation.........................       -          -          -          -                 -        3,518,224    (3,518,224)
                                        ---------  ---------     ------     ------        ------------  ----------   -----------

Balance at December 31, 1997..........  5,000,013  3,000,000      4,265      2,559        104,030,194    8,341,785    65,972,581
                                        ---------  ---------     ------     ------        ------------  ----------   -----------
                                        ---------  ---------     ------     ------        ------------  ----------   -----------


Converted to US$
Balance at December 31, 1997 (note 3).  5,000,013  3,000,000     US$514     US$308      US$12,533,758 US$1,005,034  US$7,948,504
                                        ---------  ---------     ------     ------      ------------- ------------  ------------
                                        ---------  ---------     ------     ------        ------------  ----------   -----------


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

         See accompanying notes to the consolidated financial statements

                            CBR BREWING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------------
                                                                1995             1996             1997              1997
                                                                ----             ----             ----              ----
                                                                 RMB              RMB              RMB               US$
Cash flows from operating activities:

  Net income.........................................        19,625,968       20,211,809        30,762,902       3,706,374
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Allowance for doubtful accounts..................         5,600,000        9,914,114         5,314,858         640,344
    Depreciation and amortization....................         9,459,519       18,703,203        21,463,723       2,585,991
    Foreign exchange gains...........................        (1,737,759)        (119,907)         (177,396)        (21,373)
    Loss on disposal of property, plant and equipment.        1,001,788            -               743,788          89,613
    Minority interests...............................        17,422,301       20,599,221        23,805,494       2,868,132
    Equity in earnings of an associated company......       (34,213,058)     (34,039,622)      (52,426,546)     (6,316,451)
    Dividend received from an associated company.....        28,644,569       39,797,878        34,413,511       4,146,206
    Deferred income taxes............................         1,000,000        4,461,444             -               -
    Income taxes payable.............................               -            260,000             -               -

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable.........      (163,350,396)     (20,081,964)       43,063,703       5,188,398
  (Increase) decrease in bills receivable............               -        (38,653,659)        3,098,259         373,284
  Increase in inventories............................       (40,728,195)     (30,711,035)       (2,033,606)       (245,012)
  (Increase) decrease in amounts due from related
    companies........................................       (46,411,779)      13,322,446         3,422,318         412,327
  Increase in prepayments, deposits and other
    receivables......................................        (5,297,981)     (10,356,743)       (6,238,007)       (751,567)
  Increase (decrease) in customer deposits...........       119,863,548      (64,814,026)      (52,323,600)     (6,304,048)
  Increase (decrease) in accounts payable and accrued
    liabilities......................................        27,746,442       47,928,065        (6,392,243)       (770,149)
  Increase in amount due to an associated company....       154,185,606       12,316,145        42,581,584       5,130,311
  Increase(decrease) in sales taxes payable..........        14,414,744       30,670,338       (24,062,953)     (2,899,151)
                                                           ------------      -----------       -----------      ----------

Net cash provided by operating activities............       107,225,317       19,407,707        65,015,789       7,833,227
                                                           ------------      -----------       -----------      ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment.........       (89,365,441)     (46,786,402)      (10,089,937)     (1,215,655)
  Proceeds from disposal of property, plant and
    equipment........................................           413,679        1,501,355         1,756,704         211,651
  Expenditure on non-current assets..................               -              -           (14,697,800)     (1,770,819)
                                                           ------------      -----------       -----------      ----------
  Net cash used in investing activities..............       (88,951,762)     (45,285,047)      (23,031,033)     (2,774,823)
                                                           ------------      -----------       -----------      ----------
Cash flows from financing activities:
  New bank borrowings................................        22,574,400       48,500,000        28,500,000       3,433,735
  New loans for leased assets........................        21,250,000            -                 -               -
  Contribution by minority interests.................               -          3,000,000             -               -
  Increase in amounts due to related companies.......        13,199,030        2,727,970        15,433,346       1,859,439
  Repayment of bank borrowings.......................       (16,595,000)     (40,574,400)      (25,500,000)     (3,072,289)
  Repayment of other borrowings......................        (5,000,000)           -                 -                -
  Payment of capital lease obligations...............        (3,651,607)      (5,514,941)       (9,034,742)     (1,088,523)
  Payment of cash dividend to minority interests.....               -              -           (15,000,000)     (1,807,229)
                                                           ------------      -----------       ------------     ---------
  Net cash provided by (used in) financing activities.       31,776,823       8,138,629         (5,601,396)       (674,867)
                                                           ------------      -----------       ------------     ----------

                            CBR BREWING COMPANY, INC.

Net increase (decrease) in cash and cash equivalents.         50,050,378     (17,738,711)        36,383,360      4,383,537
Cash and cash equivalents at beginning of the year...          7,397,927      57,448,305         39,709,594      4,784,289
                                                              ----------     -----------       ------------     -----------

Cash and cash equivalents at end of the year.........         57,448,305      39,709,594         76,092,954      9,167,826
                                                              ----------     -----------       ------------     -----------
                                                              ----------     -----------       ------------     -----------

          See accompanying notes to the consolidated financial statements

CBR BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         CBR Brewing Company, Inc. (the "Company"), formerly Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. The Company and its subsidiaries are collectively referred to as the "Group".

         The Company is a holding company and its principal subsidiaries are engaged in the production and sale of beer products in the People's Republic of China ("PRC").

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

         High Worth Holdings is a holding company formed solely to effect the acquisition of a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery"). High Worth Brewery is a Sino-foreign equity joint venture enterprise registered in the PRC on July 2, 1994 in which Star Quality Limited ("Star Quality"), Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group"), a joint stock limited company incorporated in the PRC and High Worth Holdings held 38%, 2% and 60% interests, respectively. Star Quality and Blue Ribbon Group are not connected with the Group. During the year ended December 31, 1995, Star Quality transferred its 38% interest to Blue Ribbon Group. Accordingly, Blue Ribbon Group and High Worth Holdings hold 40% and 60% interests, respectively. Apart from the investment in High Worth Brewery which was partly financed by a long-term, interest free advance from Oriental Win (see note 13), High Worth Holdings has no other significant assets and liabilities. The following is a summary of the acquisition undertaken by High Worth Holdings, through its subsidiary, High Worth Brewery, during the period ended December 31, 1994.

         On October 31, 1994, High Worth Brewery acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Blue Ribbon Noble"). The consideration for the acquisition of an effective 60% interest in Zhaoqing Brewery by High Worth Holdings through High Worth Brewery was approximately US$20 million. Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth Brewery, Zhaoqing Brewery was the wholly-owned subsidiary of Blue Ribbon Group. Blue Ribbon Noble is a Sino-foreign equity joint venture enterprise registered in the PRC on October 8, 1993 in which Goldjinsheng Holding Limited ("Goldjinsheng"), an unrelated party, and Zhaoqing

CBR BREWING COMPANY, INC.

         Brewery hold 60% and 40% interests, respectively. Zhaoqing Brewery and Blue Ribbon Noble are both engaged in the production and sale of beer products in the PRC.

CBR BREWING COMPANY, INC.

         In April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and started to produce Blue Ribbon beer. Pursuant to the terms of the sublicense agreement, Zhaoqing Brewery was granted by Blue Ribbon Group the right for the production and distribution of Blue Ribbon beer under Pabst trademarks in the PRC at a royalty fee of US$11.70 for each ton produced.

         Blue Ribbon Noble's principal line of product is Blue Ribbon beer under Pabst trademarks which were granted by Blue Ribbon Group. Pursuant to the terms of the sublicense agreement, Blue Ribbon Noble was granted by Blue Ribbon Group the right in the PRC to use the two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The production right of Blue Ribbon Noble however is confined exclusively to the Guangdong Province only and it does not preclude High Worth Brewery's production right in Guangdong as described in notes 23(a) and 23(b). The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, Blue Ribbon Noble is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

         On February 19, 1995, Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing") was registered as a limited company in the PRC and owned as to 70% by Zhaoqing Brewery and 30% by Blue Ribbon Group. Blue Ribbon Marketing was appointed as the sole distributor to conduct the distribution, marketing and promotion of all Pabst Blue Ribbon beer products produced by Zhaoqing Brewery and Blue Ribbon Noble. Blue Ribbon Marketing started to purchase beer products from Zhaoqing Brewery and Blue Ribbon Noble in April 1995 and July 1995, respectively. Its principal trading product is Blue Ribbon beer which constitutes approximately 99% of the Group's sales. Prior to October 1996, Blue Ribbon Marketing was also engaged in the trading of mineral water and non-carbonated soft drinks purchased from Blue Ribbon Group and its group of companies.

         On April 5, 1995, CBR Finance (BVI) Ltd. ("Finance Company"), which is wholly owned by the Company, was incorporated in the British Virgin Islands ("BVI"). The Finance Company has remained dormant since incorporation.

         In January 1996, Zhaoqing Brewery transferred all of its operating assets and liabilities to High Worth Brewery pursuant to the original Joint Venture Agreement, the Asset Transfer Agreement signed in May 1994, and the relevant government regulations. Subject to the completion of certain legal procedures and documentation, investments in Blue Ribbon Noble and the Blue Ribbon Marketing will be transferred to High Worth Brewery. Zhaoqing Brewery is currently acting as the nominee for High Worth Brewery with respect to the investments in the Blue Ribbon Noble and the Blue Ribbon Marketing.

         Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will then be transferred to High Worth Brewery. During 1996 and 1997, the operating activities of Zhaoqing Brewery were part of High Worth

CBR BREWING COMPANY, INC.

         Brewery. The consensus and approval from the local tax authority with respect to this transfer were obtained in 1996.

CBR BREWING COMPANY, INC.

2.       BASIS OF PRESENTATION

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

         Adjustment for sales, other income and purchases recognized on a cash basis;

         Adjustment for depreciation charges;

         Adjustment for deferred taxation; and

         Adjustment for revaluation of fixed assets.

         The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Group has a net current liability position as of December 31, 1996 and 1997. The Company believes that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties are adequate to satisfy the Company's working capital requirements in the foreseeable future.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of the Company and its subsidiaries in which the Company has an effective controlling interest including High Worth Holdings, High Worth Brewery, Zhaoqing Brewery, Finance Company and Blue Ribbon Marketing. All material intercompany balances and transactions have been eliminated on consolidation. Investments in affiliates over which the Company exercises significant influence but does not have effective control and owns less than a 50% but greater than a 20% voting interest, including the 40% investment in Blue Ribbon Noble, are accounted for using the equity method.

         REVENUE RECOGNITION - Sales represent the invoiced value of goods sold, net of returns and discounts. Sales and sales discounts are recognized upon delivery of goods to customers. Sales returns are recognized upon receipt of goods returned from customers.

CBR BREWING COMPANY, INC.

         INVENTORIES - Inventories are stated at the lower of cost or market value. Cost, which comprises direct materials, direct labor costs and overheads associated with the manufacturing processes, is calculated using the first-in, first-out method.

CBR BREWING COMPANY, INC.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost less an allowance for depreciation and amortization. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

         Land use rights ...................        50 years
         Buildings .........................        50 years
         Plant, machinery and equipment ....        5 - 15 years
         Motor vehicles ....................        5 - 10 years

         According to the laws of the PRC, the title to all PRC land is retained by the PRC government. The land use rights, which represent the cost for the rights to use the land for premises granted by the State Land Administration Bureau, have no definite term of use. The land use rights are stated at cost and are amortized over 50 years on the same basis as the buildings.

         Construction in progress is stated at cost which comprises the direct costs of buildings, plant under construction and deposits and prepayments made on machinery pending installation. Cost comprises the direct cost of construction and finance expenses arising from borrowings used to finance the construction of buildings, plant and machinery until the construction, installation and testing are complete. The amount of finance expenses capitalized is the interest cost which could theoretically have been avoided if the expenditure on the qualifying asset had not been made. No depreciation is provided until the relevant assets have been put into commercial use.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company regularly reviews its long-lived assets for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be produced by such assets over their expected useful lives.

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

         ADVERTISING EXPENSES - Advertising expenses are charged to expense in the consolidated statements of income as incurred.

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

CBR BREWING COMPANY, INC.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company's subsidiaries and associated company in the PRC are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange, quoted by the Zhaoqing Foreign Exchange Adjustment Center (the "swap center") for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange quoted by the swap center prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the consolidated statements of income in the period for which they occur.

         The Company's share capital is denominated in United States dollars ("US$") and for reporting purposes, the US$ share capital amounts have been translated into Renminbi ("RMB") at the applicable rates prevailing on the transaction dates.

         Translation of amounts from RMB into US$ is for the convenience of the reader only and has been made at the swap center rate as quoted by the People's Bank of China on December 31, 1997 of US$1.00 = RMB8.3. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

         EARNINGS PER SHARE - Earnings per share is based on the net income and the average number of shares of common stock issued and outstanding during each of the years.

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

4.       ACCOUNTS RECEIVABLE

         Accounts receivable comprise:

                                                             1996             1997
                                                             ----             ----
                                                              RMB              RMB
         Accounts receivable -- trade.................    183,767,036       140,699,102
         Less: Allowance for doubtful accounts........    (14,921,542)     (20,232,169)
                                                          -----------       -----------
                                                          168,845,494       120,466,933
                                                          -----------       -----------
                                                          -----------       -----------

CBR BREWING COMPANY, INC.

         Movement of allowance for doubtful accounts:

                                                      1995           1996            1997
                                                      ----           ----            ----
                                                       RMB            RMB             RMB
         Balance as at January 1.................         -         5,600,000      14,921,542
         Provided during the year................    5,600,000      9,914,114       5,314,858
         Written off during the year.............         -          (592,572)        (4,231)
                                                     ---------     ----------      ----------
         Balance as at December 31...............    5,600,000     14,921,542      20,232,169
                                                     ---------     ----------      ----------
                                                     ---------     ----------      ----------

CBR BREWING COMPANY, INC.

5.       BILLS RECEIVABLE

         Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

6.       INVENTORIES

                                                            1996             1997
                                                            ----             ----
                                                             RMB              RMB
         Inventories comprise:
         Raw materials...............................     30,935,530       26,189,345
         Work in progress............................      6,224,036        7,164,153
         Finished goods..............................     50,390,270       56,229,944
                                                          ----------       ----------
                                                          87,549,836       89,583,442
                                                          ----------       ----------
                                                          ----------       ----------

7.       INTEREST IN AN ASSOCIATED COMPANY

                                                                          1996            1997
                                                                          ----            ----
                                                                           RMB             RMB
         Unlisted investment, at cost..............................    209,361,595     209,361,595
         The Group's share of undistributed post acquisition
           earnings of an associated company.......................      7,622,625      25,635,660
                                                                       -----------     -----------
                                                                       216,984,220     234,997,255
                                                                       -----------     -----------
                                                                       -----------     -----------

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

         Amount due to an associated company principally represented the balance arising from the purchases of beer products for resale. The balance is unsecured, interest-free and repayable on demand.

CBR BREWING COMPANY, INC.

7.       INTEREST IN AN ASSOCIATED COMPANY - continued

         The summarized information of Blue Ribbon Noble is presented below:

                                                                        1996             1997
                                                                        ----             ----
                                                                         RMB              RMB
         BALANCE SHEETS

         Current assets.........................................     388,296,705      415,031,288
         Property, plant and equipment..........................     433,480,695      464,699,723
                                                                     -----------      -----------
         Total assets...........................................     821,777,400      879,731,011
                                                                     -----------      -----------
                                                                     -----------      -----------
         Current liabilities....................................     205,848,080      224,478,494
         Deferred income taxes..................................       9,000,000       12,200,000
         Equity.................................................     606,929,320      643,052,517
                                                                     -----------      -----------
         Total liabilities and equity...........................     821,777,400      879,731,011
                                                                     -----------      -----------
                                                                     -----------      -----------
         STATEMENTS OF INCOME

         Sales, net of sales taxes..............................     655,316,991      639,678,595
                                                                     -----------      -----------
                                                                     -----------      -----------
         Gross profit...........................................     145,150,002      179,062,125
                                                                     -----------      -----------
                                                                     -----------      -----------
         Net income.............................................      90,128,571      122,156,976
                                                                     -----------      -----------
                                                                     -----------      -----------
         The Group's share of net income after the
           deduction of unrealized intercompany profit..........      34,039,622       52,426,546
                                                                     -----------      -----------
                                                                     -----------      -----------

CBR BREWING COMPANY, INC.

8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment comprise the following:

                                                                                             1996                  1997
                                                                                             ----                  ----
                                                                                              RMB                   RMB
         At cost:

           Land use rights and buildings........................................           74,276,962            79,256,063
           Plant, machinery and equipment.......................................          166,921,345           167,032,181
           Motor vehicles.......................................................            5,213,923             8,795,547
           Construction in progress.............................................            3,888,376             2,806,260
                                                                                          -----------           -----------

             Total..............................................................          250,300,606           257,890,051
           Less: Accumulated depreciation and amortization......................          (26,410,498)          (47,874,221)
                                                                                          -----------           -----------

                                                                                          223,890,108           210,015,830
                                                                                          -----------           -----------
                                                                                          -----------           -----------

         Depreciation and amortization charges in respect of property, plant and equipment for the years ended December 31, 1995, 1996 and 1997 were RMB9,459,519, RMB18,703,203 and RMB21,463,723, respectively.

         Interest capitalized in construction in progress for the year ended December 31, 1995 was RMB7,595,604.

         Included in property, plant and equipment are assets acquired under capital leases with the following net book values:

                                                                                             1996                  1997
                                                                                             ----                  ----
                                                                                              RMB                   RMB
         At cost:
           Plant, machinery and equipment.......................................           33,747,792            33,747,792
           Less: Accumulated depreciation and amortization......................           (5,570,016)           (8,944,795)
                                                                                           ----------            ----------

                                                                                           28,177,776            24,802,997
                                                                                           ----------            ----------
                                                                                           ----------            ----------

         Depreciation and amortization charges in respect of property, plant and equipment held under capital leases for the years ended December 31, 1995, 1996 and 1997 were RMB2,065,532, RMB3,374,779 and RMB3,374,779, respectively.

CBR BREWING COMPANY, INC.

9.       BANK BORROWINGS

                                                                                             1996                  1997
                                                                                             ----                  ----
                                                                                              RMB                   RMB
         Bank borrowings comprise:

         Secured bank borrowings................................................           40,500,000            43,500,000
         Less: Current portion..................................................          (40,500,000)          (35,500,000)
                                                                                           ----------            ----------

         Long-term portion                                                                       -                8,000,000
                                                                                           ----------            ----------
                                                                                           ----------            ----------

         The weighted average interest rates as of December 31, 1996 and 1997 was 11.3% and 10.1% per annum, respectively, for the secured bank loans.

         There are no significant covenants or financial restrictions relating to the Company's short-term debt. Details of assets pledged by the Company are described in note 22.

10.      CAPITAL LEASE OBLIGATIONS

         The capital lease obligations maturing during each of the years in the three year period subsequent to the balance sheet date are:

                                                                                                          1997
                                                                                                          ----
                                                                                                           RMB
         Year ending December 31,
           1998..............................................................................             8,450,307
           1999..............................................................................             6,222,914
           2000..............................................................................             2,928,458
                                                                                                         ----------

         Total minimum lease payments........................................................            17,601,679
         Less: Amount representing interest..................................................            (1,739,130)
                                                                                                         ----------

         Present value of minimum lease payments.............................................            15,862,549
         Less: Current portion...............................................................            (7,349,698)
                                                                                                         ----------

         Long-term portion...................................................................             8,512,851
                                                                                                         ----------
                                                                                                         ----------

CBR BREWING COMPANY, INC.

11.      INCOME TAXES

         The components of income before income taxes, equity in earnings of an associated company and minority interests are as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                        1995                 1996                  1997
                                                                        ----                 ----                  ----
                                                                         RMB                  RMB                   RMB
         United States of America.............................               -             (7,420,000)          (10,665,803)
         PRC..................................................          3,835,211          18,912,852            12,807,653
                                                                        ---------         -----------          ------------

                                                                        3,835,211          11,492,852             2,141,850
                                                                        ---------          ----------            ----------
                                                                        ---------          ----------            ----------

         United States of America

         The Company is subject to taxes in the United States of America. In January 1997, the Internal Revenue Service enacted the entity classification regulations effective from January 1, 1997. Under the new tax regulations, the Company's PRC subsidiaries and associated company can elect to be treated as partnerships for US tax purposes, in contrast with the corporation entity treatment prior to January 1, 1997. The Company elected to treat its PRC subsidiaries and associated company as partnerships in 1997. For US tax purposes, a partnership is a flow-through entity (i.e. the partnership's income, deductions, gains or losses flow through to the partners in the partnership), High Worth Holdings is the ultimate partner in these partnerships. The Company will be taxed when taxable distributions are received from High Worth Holdings. High Worth Holdings has no present intention to make any income distributions in the foreseeable future.

         The determination of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries and foreign associated company is not practicable.

         PRC

         The Company's subsidiaries registered in the PRC are subject to Chinese income taxes at the applicable tax rate (currently 33%) on the taxable income as reported in their Chinese statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Pursuant to the same income tax laws, the subsidiary, High Worth Brewery, and the associated company, Blue Ribbon Noble, are fully exempt from Chinese income tax for two years starting from the first profit making year, followed by a 50% exemption for the next three years. The 50% exemption for Blue Ribbon Noble and the tax holiday for High Worth Brewery commenced on January 1, 1996.

         Had these tax holidays and concessions not been available, the tax charge would have been higher by approximately RMB6,300,000, RMB14,080,000 and RMB20,800,000 representing RMB0.79, RMB1.76 and RMB2.60 per share before minority interests, for the years ended December 31, 1995, 1996 and 1997, respectively.

CBR BREWING COMPANY, INC.

         British Virgin Islands

         The Company's subsidiaries incorporated in the British Virgin Islands ("BVI") are not taxed in BVI. Under current BVI laws, dividends and capital gains arising from the BVI subsidiary's investments are not subject to income taxes, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

CBR BREWING COMPANY, INC.

         The provision for income taxes consists of the following:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                        1995                 1996                  1997
                                                                        ----                 ----                  ----
                                                                         RMB                  RMB                   RMB
         Current
           - PRC..............................................              -                 260,000                 -
                                                                       ---------            ---------            ---------

         Deferred
           - United States of America.........................              -               4,413,000                 -
           - PRC..............................................         1,000,000               48,444                 -
                                                                       ---------            ---------            ---------

                                                                       1,000,000            4,461,444                 -
                                                                       ---------            ---------            ---------

                                                                       1,000,000            4,721,444                 -
                                                                       ---------            ---------            ---------
                                                                       ---------            ---------            ---------

         The reconciliation of effective income tax rates of the Group to the statutory income tax rate in the PRC is as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                        1995                 1996                  1997
                                                                        ----                 ----                  ----
         Statutory tax rate...................................           33%                  33%                    33%
         Tax holiday..........................................          (33%)                (30%)                  (33%)
         Accelerated depreciation allowances
           during the tax exemption period....................           26%                    -                      -
         Tax on dividend declared by an
           associated company.................................             -                  36%                      -
         Reversal of deferred tax asset arising
           from the revaluation of property,
           plant and equipment................................             -                   1%                      -
         Difference in tax rate...............................             -                   1%                      -
                                                                        ----                 ----                   ----

                                                                         26%                  41%                      -
                                                                        ----                 ----                   ----
                                                                        ----                 ----                   ----

         Deferred income taxes are based on the liability method prescribed by Statement of Financial Accounting Standards No. 109. The Group's deferred tax liabilities for the year ended December 31, 1996 represented the temporary differences with respect of the time when dividends are declared by the Company's subsidiaries and associated company are received by the Company. The Group's share of dividends declared by the Company's associated company from its retained earnings at December 31, 1996 in January 1997 amounted to approximately RMB20,648,000.

CBR BREWING COMPANY, INC.

12.      SALES TAXES

         The Group is subject to three kinds of sales taxes, being value added tax ("VAT"), consumption tax and other sales taxes. The applicable VAT tax rate is 17% for beverage products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Group on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of income. The applicable consumption tax rate in respect of brewery products sold by a brewing company is RMB220 per ton. No consumption tax is levied on wholesale trading of brewery products, on exported goods or on non-alcoholic beverage products. The other sales taxes are assessed as a percentage of consumption tax and VAT payable.

13.      ADVANCES FROM SHAREHOLDERS

         In connection with the acquisition of High Worth Brewery, Oriental Win advanced US$8,869,585 to the High Worth Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholdings interests in August 1996 (West Coast Star Enterprises
         Ltd.: US$4,800,000; Mapesbury Limited: US$1,600,000; Redcliffe Holdings
         Ltd.: US$1,600,000). During 1997, the advance of US$1,600,000 and the shareholding interests of Mapesbury Limited were assigned to Top Link Development Limited. The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in High Worth Holdings.

         As of December 31, 1997, advances from the respective shareholders, namely Top Link Development Limited, Redcliffe Holdings Ltd., West Coast Star Enterprises Ltd., and Oriental Win were approximately RMB13,300,000 (US$1,600,000), RMB13,300,000 (US$1,600,000),
         RMB39,800,000 (US$4,800,000) and RMB7,200,000 (US$900,000),
         respectively.

CBR BREWING COMPANY, INC.

14.      FOREIGN CURRENCY EXCHANGE

         The Renminbi is not freely convertible into foreign currencies. Prior to January 1, 1994, all foreign exchange transactions involving Renminbi in the PRC took place either through the Bank of China or other institutions authorized to buy and sell foreign currencies, or at the approved swap centers in the PRC. The swap centers are institutions which are administered by the State Administration of Foreign Exchange and its branches. The exchange rates used for transactions through the Bank of China and other authorized institutions were set by the PRC government, through the State Administration of Foreign Exchange, from time to time. The exchange rates available at a swap center are determined largely by supply and demand based on foreign currency and Renminbi requirements of enterprises operating or doing businesses in the PRC.

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

         The unified exchange rate of the RMB equivalent of US$1.00 as of December 31, 1995, 1996 and 1997 was RMB8.32, RMB8.32 and RMB8.30,
         respectively.

CBR BREWING COMPANY, INC.

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

         The percentage of annual appropriations to statutory surplus and collective welfare funds of Zhaoqing Brewery for 1994 were 10% and 5%, respectively, on the profits reported in its statutory financial statements. No appropriations to these reserve funds were made by Zhaoqing Brewery and Blue Ribbon Marketing for 1995, 1996 and 1997 as Zhaoqing Brewery was acting as a nominee of High Worth Brewery from October 31, 1994 onwards and Blue Ribbon Marketing made losses in those financial years.

         High Worth Brewery and Blue Ribbon Noble are also required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of income. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the companies. Under the joint venture agreement, the board of directors shall determine the appropriations regarding to the economic situation of the companies. The percentage of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund of Blue Ribbon Noble for 1997 has been determined by the board of directors and the appropriation has been reported in its statutory financial statements.

         Respective appropriations in High Worth Brewery for 1997 have not yet been determined by its board of directors and were not reported in its statutory financial statements.

CBR BREWING COMPANY, INC.

         As described in note 2 to the consolidated financial statements, the net income as reported in the US GAAP financial statements differs from that as reported in the statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If the Group has foreign currency available after meeting its operational needs, the Group may make its profit distributions in foreign currency to the extent it is available. Otherwise, it will be necessary to obtain approval and convert such distributions at the exchange centers. At December 31, 1995, 1996 and 1997, the Group's distributable profits amounted to approximately RMB21,180,000, RMB38,727,000 and RMB65,972,000, respectively.

         On November 25, 1997, the Board of Directors of High Worth Brewery declared the first dividend distribution under which High Worth Holdings was entitled to a dividend of approximately RMB83,000,000, which was based on PRC GAAP financial statements. The dividend will be distributed by installments in order to avoid any disruption to High Worth Brewery's normal operating cash flow position. During the year ended December 31, 1997, High Worth Holdings received a total of RMB10,000,000 as the partial dividend distribution.

16.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         (a) Interest paid, net of capitalized interest, during the years ended December 31, 1995, 1996 and 1997, was RMB6,886,576,
                  RMB20,767,252 and RMB15,503,189, respectively.

         (b) Dividends totalling RMB55,375,595 were declared by High Worth Brewery and payable to Blue Ribbon Group, of which RMB15,000,000 was paid out during the year. Included in amounts due to related companies, as set out in note 18(j), is the remaining dividend payable to Blue Ribbon Group as at December 31, 1997.

17.      ADVERTISING EXPENSES

         The Group incurred advertising expenses of RMB18,793,663, RMB65,475,345 and RMB63,185,906 for the years ended December 31, 1995, 1996 and 1997, respectively.

CBR BREWING COMPANY, INC.

18.      RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

         (a)      Sales of beer products

                  During the years ended December 31, 1996 and 1997, sales to Blue Ribbon Group and its group of companies amounted to RMB6,169,170 and RMB8,773,809, respectively.

         (b)      Purchases of packing materials

                  During the years ended December 31, 1995, 1996 and 1997, the Group purchased packing materials from Blue Ribbon Group and its group of companies amounting to RMB27,657,968, RMB44,778,187 and RMB42,081,917, respectively.

         (c)      Purchases of non-alcoholic beverage

                  During the years ended December 31, 1995 and 1996, the Group purchased non-alcoholic beverage from Blue Ribbon Group and its group of companies amounting to RMB61,708,086 and RMB69,166,604, respectively, for resale.

         (d)      Purchases of beer products

                  During the years ended December 31, 1995, 1996 and 1997, the Group purchased beer products from Blue Ribbon Noble amounting to RMB327,805,406, RMB695,150,225 and RMB675,247,962,
                  respectively, for resale.

                  During the year ended December 31, 1997, the Group purchased beer products from Blue Ribbon Group Sichuan Er Mei Shan Brewery ("Sichuan Brewery") amounting to RMB33,052,735 for resale.

         (e)      Royalty fee

                  During the years ended December 31, 1995, 1996 and 1997, the royalty fee of RMB3,454,067, RMB7,945,874 and RMB7,086,075, respectively, was payable to Blue Ribbon Group in respect of the right to use Pabst trademarks in the Guangdong Province of the PRC.

         (f)      Management fee

                  Management fee paid to Blue Ribbon Group for the years ended December 1996 and 1997 was RMB3,780,000 for each year.

CBR BREWING COMPANY, INC.

         (g)      Interest income

                  Interest income from the Blue Ribbon Group for the years ended December 31, 1996 and 1997 was RMB3,981,278 and RMB5,535,977,
                  respectively.

CBR BREWING COMPANY, INC.

         (h)      Interest expense

                  Interest expense for the years ended December 31, 1995, 1996 and 1997 included RMB3,091,364, RMB9,282,985 and RMB3,859,087, respectively, payable to Blue Ribbon Group and RMB328,207, RMB948,543 and RMB1,717,133, respectively, payable to other related companies, related to the advances which are more fully disclosed in (i) and (j) below.

         (i)      Amounts due from related companies

                  The amounts due from related companies mainly represented receivable balances from Blue Ribbon Group and its group of companies.

                  The balances with Blue Ribbon Group and its group of companies principally represented trade deposits received on behalf of the Group and expenses paid on their behalf. Included in the net amounts due from Blue Ribbon Group at December 31, 1996 and 1997 are RMB27,500,000 and RMB16,600,000, respectively, payable to the Group, which bore interest of 15% per annum for the year 1996 and at 20% per annum during 1997, but were interest free as at December 31, 1997. Amounts also include an amount due from the Blue Ribbon Group as at December 31, 1996 and 1997 of RMB38,200,000 and RMB42,900,000, respectively, which bore interest at 10% per annum for the year 1996 and at 20% per annum during 1997, but was interest free as at December 31, 1997. Save as aforementioned, the remaining balances with the group companies of the Blue Ribbon Group are unsecured, interest-free and repayable on demand.

CBR BREWING COMPANY, INC.

         (j)      Amounts due to related companies

                  As of December 31, 1997, the amounts due to related companies consist of payable balances to the following companies:

                                                                                                 AS OF DECEMBER 31,
                                                                                             -------------------------
                                                                                             1996                 1997
                                                                                             ----                 ----
                                                                                              RMB                  RMB
                                                                                         (in million)         (in million)
                  American National Can (Zhaoqing) Co., Ltd.
                    ("American National Can")                                                 4.8                  10.5
                  Blue Ribbon Beverage Co., Ltd. ("Beverage")                                 1.8                   1.8
                  Blue Ribbon Group                                                             -                  40.3
                  Blue Ribbon Mineral Water Factory ("Mineral Water")                         4.2                     -
                  Sichuan Brewery                                                               -                   4.9
                  Champers Investment Limited ("Champers")                                      -                   2.3
                  Evermoni Trading Limited ("Evermoni")                                       5.7                   7.1
                  Bilibest Industries Limited ("Bilibest")                                      -                   2.9
                  Trade Link Investment Limited ("Trade Link")                                1.2                   1.4
                  Wealth Guide Development Limited ("Wealth Guide")                           3.1                   3.6
                  Other subsidiaries and associated companies
                    of Blue Ribbon Group                                                      0.6                   2.4
                                                                                             ----                  ----
                                                                                             21.4                  77.2
                                                                                             ----                  ----
                                                                                             ----                  ----

                  American National Can, Beverage, Mineral Water, and Sichuan Brewery are companies in which Blue Ribbon Group has equity interests.

                  Evermoni and Champers are beneficially owned by Wong Lee Tak who is a director of the Company. Bilibest is controlled by the shareholders of West Coast Star Enterprises Limited. Trade Link is beneficially owned by Victor Choi who is a former director of the Company. Wealth Guide is beneficially owned by Blue Ribbon Group.

                  The balances with group companies of Blue Ribbon Group, except Wealth Guide, represented the balances arising from the purchases of raw materials from them. The balances are unsecured, interest-free and repayable on demand.

                  The balance with Blue Ribbon Group amounted to RMB40,300,000 being the dividend payable by High Worth Brewery.

                  The balances with Champers, Evermoni, Bilibest, Trade Link and Wealth Guide are advances in nature. The amounts due to such related companies are unsecured, bear interest at 12% per annum, as of December 31, 1996 and 1997 and are repayable on demand.

CBR BREWING COMPANY, INC.

         (k)      Advances from shareholders

                  Reference is made to note 13.

CBR BREWING COMPANY, INC.

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

         As stipulated by the PRC government regulations, High Worth Brewery, Zhaoqing Brewery and Blue Ribbon Marketing have defined contribution retirement plans for all their permanent staff. Zhaoqing Brewery and its staff are required to contribute to PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff. During the year ended December 31, 1997, the monthly contributions of both High Worth Brewery and Blue Ribbon Marketing for permanent staff were calculated at 14.6% and 2%, respectively, of the basic salary of the permanent staff. The pension costs expensed by the Group during the years ended December 31, 1995, 1996 and 1997 amounted to RMB706,566, RMB3,236,633 and RMB3,125,419, respectively.

20.      FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheets at December 31, 1996 and 1997 for current assets and current liabilities, except for bank loans, qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. Cash denominated in foreign currency has been translated at the applicable unified exchange rate.

         The carrying values and estimated fair values of bank loans, based on the borrowing rates for borrowings with similar terms and average maturities are RMB40,500,000 and RMB40,500,000, respectively, at December 31, 1996, and RMB43,500,000 and RMB43,500,000, respectively, at December 31, 1997. The fair value of the shareholders' advances is not able to be determined because no comparable borrowing terms are currently available.

CBR BREWING COMPANY, INC.

21.      CONCENTRATION OF RISKS

         The Group's operating assets and primary source of income and cash flows are its interest in subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Group will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

         As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Group. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

         The sale and distribution of products under the "Pabst Blue Ribbon" brandname in 1996 and 1997 accounted for 94% and 99%, respectively of the Group's turnover. The Group purchases Pabst Blue Ribbon beer from Blue Ribbon Noble and is heavily dependent on Blue Ribbon Noble. Stoppages of production and/or supply from Blue Ribbon Noble for reasons within or outside their control could affect the Group's operation, although so far the Group has never encountered any problems in securing adequate supplies from Blue Ribbon Noble.

         The Group currently uses foreign currency to pay for imported raw materials. In addition, the Group obtained foreign currency loans from shareholders to acquire the subsidiaries in the PRC and obtained foreign currency loans for working capital purposes. For the risks relating to foreign currency, please refer to note 14.

         The Group's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable from customers. Cash is maintained with major banks in the PRC. The Group's business activity is with customers in the PRC. The Group periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.

22.      PLEDGE OF ASSETS

         Certain assets of High Worth Brewery were collaterialized under floating charge to secure bank borrowings. The net book value of the property, plant and equipment and the carrying amounts of the other assets pledged to banks as of December 31, 1997 amounted to RMB181,560,188 and

CBR BREWING COMPANY, INC.

         RMB203,209,679, respectively. The net book value of property, plant and equipment and the carrying amounts of the other assets pledged to banks as of December 31, 1996 amounted to RMB193,594,443 and RMB203,209,679, respectively.

CBR BREWING COMPANY, INC.

23.      COMMITMENTS AND CONTINGENCIES

         As of December 31, 1997, the Group was committed to capital expenditures of RMB1,142,304. The Group had no capital commitments as of December 31, 1996.

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

         A provisional agreement, subject to governmental approval, was made among CBR Brewing Company, Inc. and its subsidiary, the group companies of Noble China Inc., a company incorporated in Canada, and Blue Ribbon Group on May 10, 1995 to the effect that:

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

                  In the event that High Worth Brewery desires to obtain a sublicense for any Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

         (c) A proposed new marketing company ("New Marketing Company"), owned as to 8% by Blue Ribbon Group, 52% by High Worth Brewery and 40% by Goldjinsheng, shall be formed to handle and organize the sales of Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Blue Ribbon Noble. Each of Zhaoqing Brewery and Blue Ribbon Noble will create a separate distribution company or division of their own. The respective distribution companies will appoint the New Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in the PRC.

CBR BREWING COMPANY, INC.

         Another agreement was made among Goldjinsheng, Blue Ribbon Group and Blue Ribbon Noble on May 10, 1995 to the effect that Blue Ribbon Noble agreed to pay Blue Ribbon Group a management fee of RMB2,035,000 per annum for a period of five years.

         As of December 31, 1997, the Group was committed to pay an operating leases in respect of rental expenses of RMB942,370. As of December 31, 1996, the Group had no operating lease commitments.

         An agreement was made between Blue Ribbon Group and High Worth Brewery on December 31, 1995 to the effect that High Worth Brewery agreed to pay Blue Ribbon Group a management fee of RMB3,780,000 per annum for a period of three years commencing on January 1, 1996 (see note 18(f)).

         In November, 1996, Blue Ribbon Group advised the Company that it believed it had the right to brew Pabst Blue Ribbon beer in the PRC either by itself or through one or more of its affiliates. Blue Ribbon Group therefore established a wholly-owned subsidiary, Sichuan Brewery in Er Mei Shan, Le Shang City, Sichuan Province of the PRC for the production of Pabst Blue Ribbon beer in 1997.

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

         In early October 1997, the Sichuan Brewery advised Blue Ribbon Marketing it intends to commence selling its production of Pabst Blue Ribbon beer directly and that it will cease selling its production of Pabst Blue Ribbon beer to Blue Ribbon Marketing.

         In late October 1997, High Worth Brewery and Blue Ribbon Marketing instituted formal legal proceedings against Blue Ribbon Group and Sichuan Brewery. A Statement of Claims was filed with the High Court of Guangdong Province in which Blue Ribbon Group and Sichuan Brewery were named as the first and second defendant respectively. Both defendants were accused of the violation of the Sublicensing Agreement signed between High Worth Brewery and Blue Ribbon Group and the breach of Sales Contracts signed between Blue Ribbon Marketing and Blue Ribbon Group.

         With the liaison efforts of the Provincial Government and Zhaoqing City, High Worth Brewery, Blue Ribbon Marketing, Blue Ribbon Group and Sichuan Brewery reached an out of court settlement on December 30, 1997 ("Settlement Agreement"). The Settlement Agreement, signed by all parties involved and witnessed by the High Court of Guangdong Province, confirmed that:

CBR BREWING COMPANY, INC.

         (i) All parties agreed that High Worth Brewery will serve as the core organization for managing the production and operation of the Pabst Blue Ribbon beer business in the PRC. A management committee will be set up under the Board of Directors of High Worth Brewery to coordinate and manage the procurement, production, sales and future development of all Pabst Blue Ribbon beer producing enterprises in the PRC.

CBR BREWING COMPANY, INC.

         (ii) Blue Ribbon Marketing should act as the single entity to unify and coordinate all the sales of Pabst Blue Ribbon beer in the PRC. All of the Pabst Blue Ribbon beer products produced by High Worth Brewery, Blue Ribbon Noble and any other new joint ventures set up by High Worth Brewery should be marketed by Blue Ribbon Marketing according to the arrangement of the management committee.

         (iii) The sales and marketing of Blue Ribbon mineral waters and non-carbonated soft drinks will be handled by Blue Ribbon Group upon confirmation by the Board of Directors of Blue Ribbon Marketing.

         (iv) Sichuan Brewery will be restructured and renamed as Sichuan Blue Ribbon High Worth Brewery E Mei Limited ("Sichuan High Worth"). High Worth Brewery, Blue Ribbon Group and E Mei Brewery will own 51%, 20% and 29%, respectively of the equity in Sichuan High Worth. The existing assets in Sichuan Brewery are to be revalued to determine the fair market value prior to the formal transfer of share equity.

         (v) Blue Ribbon Group committed to sublicense the right to use the Pabst Blue Ribbon trademarks to all new breweries to be established by High Worth Brewery in the future. The new brewery will pay royalty fee at the same rate as Pabst US charges Guangdong Blue Ribbon plus a surcharge of RMB25 per metric ton. All other terms and conditions will be the same as in the License Agreement.

         All legal costs incurred in respect of this proceeding will be shared equally by the plaintiffs and defendants.

24.      POST BALANCE SHEET EVENTS

         (a) On January 13, 1998, High Worth Brewery entered a joint venture contract with Zao Yang Brewery to establish a new brewery in Hubei Province with an initial annual production capacity of 40,000 metric tons of beer. The new brewery, with a total capital investment of RMB29,280,000, will be named "Zao Yang Blue Ribbon High Worth Brewery Ltd." ("Zao Yang High Worth"), which will be owned 55% by High Worth Brewery with the remaining 45% owned by Zao Yang Brewery.

                  Pursuant to the joint venture agreement, High Worth Brewery will contribute a total of RMB16,104,000 as its capital contribution to Zao Yang High Worth. The sum will be paid in four instalments to obtain 55% of the assets of Zao Yang Brewery which will be injected into Zao Yang High Worth upon completion of approval procedures. Zao Yang Brewery will contribute the remaining 45% of the assets as their capital contribution.

                  The joint venture agreement also provides that external loans of RMB29,280,000 and RMB16,000,000 from financial institutions should be solicitated by Zao Yang High Worth

CBR BREWING COMPANY, INC.

                  in order to meet the funding requirements for equipment renovation and working capital, respectively. If Zao Yang High Worth is unable to borrow such amount, High Worth Brewery and Zao Yang Brewery shall contribute additional funds to Zao Yang High Worth in proportion to their respective interests.

CBR BREWING COMPANY, INC.

                  Subject to the approval by the Zao Yang City Government and upon the issuance of the business registration certificate by the local Business Registration Bureau, Zao Yang High Worth will initially commence production of a locally branded beer - "Di Huang Quan". This trademark will be transferred from Zao Yang Brewery to Zao Yang High Worth once the joint venture commences operations. High Worth Brewery is responsible for the transfer of the technical know-how and production technique of brewing Pabst Blue Ribbon beer to Zao Yang High Worth, which is expected to take approximately six to nine months.

         (b) On February 12, 1998, the Board of Directors of High Worth Brewery resolved that if agreed by Zao Yang Brewery, Zao Yang High Worth may be changed into a joint stock company in which High Worth Brewery will reduce its equity interest to 51%, Zao Yang Brewery to 24% and the remaining 25% will be taken up by the management and employee of Zao Yang High Worth. The above proposed change is subject to approval from the local management.

         (c) On February 12, 1998, the Board of Directors of High Worth Brewery further resolved that the new shareholding structure for Sichuan High Worth should be revised to 60% owned by High Worth Brewery and 40% owned by E Mei Brewery. The Board also resolved that if agreed by the parties concerned, Sichuan High Worth may also be changed into a joint stock company in which High Worth Brewery will reduce its equity interest to 51%, E Mei Brewery to 24% and the remaining 25% will be taken up by the management and employees of Sichuan High Worth. All the above proposed changes are subject to approval from the local government.

         (d) On January 2, 1998, the Shareholders voted to adopt the 1998 Stock Option Plan ("the Plan") and granted options to purchase 210,000 shares of Class A common stock at an exercise price of US$3.87 per share to four directors and five employees and 70,000 shares of Class A common stock at US$4.26 per share to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company.

         (e) On January 20, 1998, Goldjinsheng and Zhaoqing Brewery has entered into an agreement which stipulated that their respective interests in the Blue Ribbon Noble will be transferred to Linchpin Holdings Limited, another wholly-owned subsidiary of Noble China Inc., and High Worth Brewery respectively. Upon receipt of approval from and registration by the relevant authorities, Linchpin Holdings Limited and High Worth Brewery will own 60% and 40% equity interests of the Blue Ribbon Noble respectively.

         (f) On March 2, 1998, the Company entered a contract with a corporate financial consulting company which will provide financial and business consulting services to the Company. The remuneration is in the form of non-cash compensation. A total of 50,000 shares of the Company's Class A common stock will be issued to the financial consulting company based on the pre-defined scope of services performed. In addition, warrants to purchase in aggregate a total of 150,000 shares of Class A common stock will also be issued, which

CBR BREWING COMPANY, INC.

                  will be divided into three equal portions with exercise prices of US$3.50, US$4.50 and US$5.50 per share, respectively.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                (Registered in the People's Republic of China)

                       Reports and Financial Statements

                     For the year ended December 31, 1997

ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
(Registered in the People's Republic of China)

REPORTS AND FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997
------------------------------------


CONTENTS                                                                  PAGES
--------                                                                  -----
REPORT OF INDEPENDENT AUDITORS ...............................            F - 1


REPORT OF PREDECESSOR AUDITORS ...............................            F - 2


BALANCE SHEETS ...............................................            F - 3


STATEMENTS OF INCOME .........................................           F - 5


STATEMENTS OF EQUITY .........................................            F - 6


STATEMENTS OF CASH FLOWS .....................................            F - 7


NOTES TO FINANCIAL STATEMENTS ................................            F - 8


         REPORT OF INDEPENDENT AUDITORS

         TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
         CBR BREWING COMPANY, INC.
         -------------------------

         We have audited the accompanying balance sheets of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1997 and 1996, and the related statements of income, equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements present fairly, in all material respects, the financial position of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

         We draw your attention to notes 12 and 20 to the financial statements which state that the Company is exposed to foreign exchange risk and other risks through its operations in the People's Republic of China.

                                                   /s/ Deloitte Touche Tohmatsu

         Hong Kong
         March 31, 1998

         REPORT OF PREDECESSOR AUDITORS

         To the shareholders of
         CBR Brewing Company, Inc.

         We have audited the accompanying balance sheet of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1995 and the related statement of income, equity and cash flows for the year then ended. The financial statements are the responsibility of Zhaoqing Blue Ribbon Brewery Noble Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1995 and the result of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

                                                              /s/ Ernst & Young

         Hong Kong
         March 28, 1996

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                     ---------------------------------------
                 (Registered in the People's Republic of China)

                                 BALANCE SHEETS

                                                                                      AS OF DECEMBER 31,
                                                                                     -------------------
                                                                       1996                  1997                  1997
                                                                       ----                  ----                  ----
                                                                        RMB                   RMB                   US$
                                                                                                                  (Note 3)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................         123,938,892          122,312,674                 14,736,467
  Accounts receivable, net of allowance for
    doubtful accounts of RMB2,246,703 and
    RMB1,039,451 for 1996 and 1997,
    respectively (note 4)...................................           7,223,259            2,356,248                    283,885
  Bills receivable (note 5).................................                -              24,750,000                  2,981,928
  Inventories (note 6)......................................          40,577,951           35,856,998                  4,320,120
  Prepayments and deposits..................................          40,205,803           12,675,847                  1,527,210
  Amounts due from related companies (note 17a).............         176,350,800          217,079,521                 26,154,159
                                                                ----------------     ----------------              -------------
Total current assets........................................         388,296,705          415,031,288                 50,003,769

Property, plant and equipment, net of accumulated
  depreciation and amortization of RMB89,983,400
  and RMB124,593,046 for 1996 and 1997,
  respectively (notes 7 and 21).............................         433,480,695          464,699,723                 55,987,919
                                                                ----------------     ----------------           ----------------
Total assets................................................         821,777,400          879,731,011                105,991,688
                                                                ----------------     ----------------           ----------------
                                                                ----------------     ----------------           ----------------

                             LIABILITIES AND EQUITY

Current liabilities:
  Bank loans (note 8).......................................          13,500,000            1,500,000                    180,723
  Accounts payable..........................................          58,293,169           45,976,545                  5,539,342
  Accrued liabilities.......................................          34,972,066           43,900,756                  5,289,248
  Employee welfare and incentive fund.......................           6,217,309           11,908,240                  1,434,728
  Amounts due to related companies (note 17b)...............          29,286,818           48,703,390                  5,867,878
  Sales taxes payable (note 10).............................          50,543,297           61,575,962                  7,418,791
  Income taxes payable (note 9).............................          13,035,421           10,913,601                  1,314,892
                                                                ----------------     ----------------           ----------------
Total current liabilities...................................         205,848,080          224,478,494                 27,045,602
                                                             ----------------     ----------------           ----------------
Long term liabilities:
  Deferred income taxes (note 9)............................           9,000,000           12,200,000                  1,469,880
                                                                ----------------     ----------------           ----------------
Commitments and contingencies
  (notes 12, 20 and 22)
Equity:
Contributed capital.........................................         475,940,000          475,940,000                 57,342,169
General reserve and enterprise development funds
  (note 13).................................................          14,506,926           21,043,879                  2,535,407
Retained earnings (note 14).................................         116,482,394          146,068,638                 17,598,630

                                      F - 3

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                     ---------------------------------------
                 (Registered in the People's Republic of China)

                                                                ----------------     ----------------           ----------------
Total equity................................................         606,929,320          643,052,517                 77,476,206
                                                                ----------------     ----------------           ----------------
Total liabilities and equity................................         821,777,400          879,731,011                105,991,688
                                                                ----------------     ----------------           ----------------
                                                                ----------------     ----------------           ----------------

               See accompanying notes to the financial statements

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                     ---------------------------------------
                 (Registered in the People's Republic of China)


                              STATEMENTS OF INCOME

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                           1995              1996              1997              1997
                                                           ----              ----              ----              ----
                                                            RMB               RMB               RMB               US$
                                                                                                               (Note 3)

Sales, including sales to related companies of
  RMB327,805,406, RMB695,150,225 and
  RMB677,910,031 in 1995, 1996 and 1997,
  respectively (note 17c)......................         724,233,282       695,150,225       677,910,031       81,675,907
Sales taxes (note 10)..........................         (42,509,114)      (39,833,234)      (38,231,436)      (4,606,197)
                                                        -----------       -----------       -----------      -----------

Net sales......................................         681,724,168       655,316,991       639,678,595       77,069,710
Cost of sales, including inventory purchased
  from related companies of RMB91,355,485,
  RMB117,344,580 and RMB92,468,404 in 1995,
  1996 and 1997, respectively, and royalty
  fee paid to a related company of
  RMB15,434,144, RMB15,106,029 and
  RMB14,317,306 in 1995,
  1996 and 1997, respectively (note 17c).......        (525,860,005)     (510,166,989)     (460,616,470)     (55,495,960)
                                                        -----------       -----------       -----------      -----------
Gross profit...................................         155,864,163       145,150,002       179,062,125       21,573,750
Selling, general and administrative expenses,
  including management fee paid to a related
  company of RMB2,035,000 in 1995, 1996 and
  1997 (note 17c)..............................         (60,819,562)      (38,937,354)      (36,193,085)      (4,360,613)
                                                        -----------       -----------       -----------      -----------

Operating income...............................          95,044,601       106,212,648       142,869,040       17,213,137
Interest income................................           3,846,001         3,901,929         2,078,006          250,362
Interest expense...............................          (2,240,015)       (3,450,585)       (1,458,454)        (175,717)
                                                        -----------       -----------       -----------      -----------

Income before income taxes.....................          96,650,587       106,663,992       143,488,592       17,287,782
Income taxes (note 9)..........................          (2,200,000)      (16,535,421)      (21,331,616)      (2,570,074)
                                                        -----------       -----------       -----------      -----------

Net income.....................................          94,450,587        90,128,571       122,156,976       14,717,708
                                                        -----------       -----------       -----------      -----------
                                                        -----------       -----------       -----------      -----------

               See accompanying notes to the financial statements

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

                 (Registered in the People's Republic of China)

                              STATEMENTS OF EQUITY


                                                                        General
                                                                      reserve and
                                                                      enterprise
                                                 Contributed          development          Retained
                                                   Capital               Funds             Earnings                  Equity
                                                -------------         ------------       -------------           -------------
                                                     RMB                  RMB                RMB                      RMB
                                                  (Note 11)             (Note 13)          (Note 14)
Balance at January 1, 1995...................     475,940,000           4,199,788          113,381,337             593,521,125
Net income for the year .....................            -                      -           94,450,587              94,450,587
Appropriation of:
  Reserve....................................            -              5,527,483           (5,527,483)                   -
  Dividend...................................            -                      -          (71,611,420)            (71,611,420)
                                                -------------         ------------       -------------           -------------
Balance at December 31, 1995.................     475,940,000           9,727,271          130,693,021             616,360,292
Net income for the year......................            -                      -           90,128,571              90,128,571
Appropriation of:
  Reserve....................................            -              4,779,655           (4,779,655)                   -
  Dividend...................................            -                      -          (99,559,543)            (99,559,543)
                                                -------------         ------------       -------------           -------------
Balance at December 31, 1996.................     475,940,000          14,506,926          116,482,394             606,929,320
Net income for the year......................            -                      -          122,156,976             122,156,976
Appropriation of:
  Reserve....................................            -              6,536,953           (6,536,953)                   -
  Dividend...................................            -                      -          (86,033,779)            (86,033,779)
                                                -------------         ------------       -------------           -------------
Balance at December 31, 1997.................     475,940,000          21,043,879          146,068,638             643,052,517
                                                -------------         ------------       -------------           -------------
                                                -------------         ------------       -------------           -------------

Converted to US$
Balance at December 31, 1997
  (note 3)...................................   US$57,342,169        US$2,535,407        US$17,598,630           US$77,476,206
                                                -------------        -------------       -------------           -------------
                                                -------------        -------------       -------------           -------------


               See accompanying notes to the financial statements

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                     ---------------------------------------
                  (Registered in the People's Republic of China)

                            STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                              1995            1996             1997              1997
                                                              ----            ----             ----              ----
                                                               RMB             RMB              RMB               US$
                                                                                                               (Note 3)
Cash flows from operating activities
Net income.......................................        94,450,587        90,128,571       122,156,976      14,717,708

Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization....................        30,115,484        36,630,493        34,609,646       4,169,837
Deferred income taxes............................         2,200,000         3,500,000         3,200,000         385,542
Allowance for doubtful accounts..................           786,740         1,459,963        (1,207,252)       (145,452)

Changes in operating assets and liabilities:
Accounts receivable..............................        97,194,303        (7,626,399)        6,074,263         731,839
Bills receivable.................................              -                 -          (24,750,000)     (2,981,928)
Inventories......................................        20,043,860        (7,552,072)        4,720,953         568,790
Prepayments and deposits.........................       (11,461,759)      (11,363,578)       27,529,956       3,316,862
Amounts due from related companies...............       (77,218,250)       (7,725,219)      (40,728,721)     (4,907,075)
Accounts payable and accrued liabilities.........         7,276,109        32,685,096        (3,387,934)       (408,185)
Employee welfare and incentive fund..............         5,527,483        (3,509,962)        5,690,931         685,654
Deposits received from customers.................       (61,464,582)             -                 -               -
Amounts due to related companies.................         9,504,527         2,288,496        19,416,572       2,339,346
Sales taxes payable..............................        39,759,438       (28,473,956)       11,032,665       1,329,237
Income taxes payable.............................              -           13,035,421        (2,121,820)       (255,640)
                                                        -----------       -----------       -----------      ----------

Net cash provided by operating activities........       156,713,940       113,476,854       162,236,235      19,546,535
                                                        -----------       -----------       -----------      ----------

Cash flows from investing activities
Purchases of property, plant and equipment.......       (31,927,658)       (8,089,333)      (65,828,674)     (7,931,166)
Proceeds from disposals of property,
  plant and equipment............................         1,749,823              -                 -               -
                                                        -----------       -----------       -----------      ----------

Net cash used in investing activities............       (30,177,835)       (8,089,333)      (65,828,674)     (7,931,166)
                                                        -----------       -----------       -----------      ----------
Cash flows from financing activities
New bank loans...................................        13,500,000              -                 -               -
Repayment of bank loans..........................       (17,200,000)             -          (12,000,000)     (1,445,783)
Dividend paid....................................       (71,611,420)      (99,494,695)      (86,033,779)    (10,365,516)
                                                        -----------       -----------       -----------      ----------

Net cash used in financing activities............       (75,311,420)      (99,494,695)      (98,033,779)    (11,811,299)
                                                        -----------       -----------       -----------      ----------
Net increase (decrease) in cash and cash
  quivalents.....................................        51,224,685         5,892,826        (1,626,218)       (195,930)
Cash and cash equivalents  at beginning of year..        66,821,381       118,046,066       123,938,892      14,932,397
                                                        -----------       -----------       -----------      ----------
Cash and cash equivalents at end of year.........       118,046,066       123,938,892       122,312,674      14,736,467
                                                        -----------       -----------       -----------      ----------
                                                        -----------       -----------       -----------      ----------

               See accompanying notes to the financial statements

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

NOTES TO FINANCIAL STATEMENTS

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

         Pursuant to the joint venture agreements and with the approval of the relevant PRC government authorities, the property, plant, equipment and the business of Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Blue Ribbon"), an unrelated PRC owned enterprise, were disposed of to Zhaoqing Brewery and then to the Company as capital contribution. Pabst Blue Ribbon is a subsidiary of the Blue Ribbon Group.

         Since commencement of business on November 6, 1993, the Company has principally been engaged in the production and sale of beer products in the PRC. The Company's principal product is Blue Ribbon beer produced and sold under non-exclusive Pabst trademarks which were granted by Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group") (see note
         22), an unrelated PRC owned enterprise. Malt, rice, hops, water and packing materials are the major raw materials in the production of Blue Ribbon beer. Effective from July 1, 1995, all beer products produced by the Company were sold to Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing"), which was formed to promote and distribute beer products. Blue Ribbon Marketing is 70% owned by Zhaoqing Brewery, which acts as a nominee on behalf of Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery") and 30% directly by Blue Ribbon Group. The Blue Ribbon Group also owns indirectly 28% of Blue Ribbon Marketing.

         Goldjinsheng is a wholly-owned subsidiary of Noble China Inc., a company listed in the Toronto Stock Exchange.

         Zhaoqing Brewery is a wholly-owned subsidiary of High Worth Brewery, a Sino-foreign equity joint venture enterprise registered in the PRC in which Blue Ribbon Group and High Worth Holdings Limited, a wholly owned subsidiary of CBR Brewing Company, Inc. ("CBR"), hold 40% and 60% interests, respectively.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION - Sales represent the invoiced value of goods sold, net of returns and discounts. Sales and sales discounts are recognized upon delivery of goods to customers. Sales returns are recognized upon receipt of goods returned from customers.

         INVENTORIES - Inventories are stated at the lower of cost or market value. Cost, which comprises direct materials, direct labor costs and overheads associated with the manufacturing processes, is calculated using the first-in, first-out method.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost less an allowance for depreciation and amortization. Cost includes the fair value of property, plant and equipment transferred from Pabst Blue Ribbon.

         Depreciation and amortization are provided using the straight-line method to write off the cost of property, plant and equipment over their estimated useful lives as follows:

                   Land use rights ...................     20 years
                   Buildings .........................     20 years
                   Plant, machinery and equipment ....     15 years
                   Motor vehicles ....................     10 years

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

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company regularly reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be produced by such assets over their expected useful lives.

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

         FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange, quoted by the Zhaoqing Foreign Exchange Adjustment Center (the "swap center") for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange quoted by the swap center prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the statement of income in the period for which they occur.

         Translation of amounts from Renminbi ("RMB") into United States dollars ("US$") is for the convenience of the reader only and has been made at the swap center rate as quoted by the People's Bank of China on December 31, 1997 of US$1.00 = RMB8.30. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

4.       ACCOUNTS RECEIVABLE

         Accounts receivable comprise:

                                                                                             1996                  1997
                                                                                             ----                  ----
                                                                                              RMB                   RMB
         Accounts receivables - trade...............................................       9,469,962             3,395,699
         Less: Allowance for doubtful accounts......................................       (2,246,703)           (1,039,451)
                                                                                          -----------           -----------
                                                                                           7,223,259             2,356,248
                                                                                          -----------           -----------
                                                                                          -----------           -----------

         Movement of allowance for doubtful accounts:

                                                                                1995              1996                1997
                                                                                ----              ----                ----
                                                                                 RMB               RMB                 RMB
         Balance as at January 1.....................................              -               786,740           2,246,703
         Provided (written back) during the year.....................           786,740          1,459,963          (1,207,252)
                                                                            -----------      -------------       -------------
         Balance as at December 31...................................           786,740          2,246,703           1,039,451
                                                                            -----------      -------------       -------------
                                                                            -----------      -------------       -------------


5.       BILLS RECEIVABLE

         Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

6.       INVENTORIES

                                                                                             1996                  1997
                                                                                             ----                  ----
                                                                                              RMB                   RMB
         Inventories comprise:

         Raw materials..............................................................       30,136,756            24,305,088
         Work in progress...........................................................        8,247,938             9,036,356
         Finished goods.............................................................        2,193,257             2,515,554
                                                                                       --------------        --------------
                                                                                           40,577,951            35,856,998
                                                                                       --------------        --------------
                                                                                       --------------        --------------

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

7.       PROPERTY, PLANT AND EQUIPMENT

                                                                                             1996                  1997
                                                                                             ----                  ----
                                                                                              RMB                   RMB
         At cost:
           Land use rights and buildings............................................      162,700,681           179,287,307
           Plant, machinery and equipment...........................................      354,772,134           403,042,842
           Motor vehicles...........................................................        5,991,280             6,962,620
                                                                                       --------------         -------------
           Total....................................................................      523,464,095           589,292,769
           Less: Accumulated depreciation and amortization..........................      (89,983,400)         (124,593,046)
                                                                                       --------------         -------------
                                                                                          433,480,695           464,699,723
                                                                                       --------------         -------------
                                                                                       --------------         -------------


8.       BANK LOANS

         The short-term bank loan as at December 31, 1997 was collaterized by certain property, plant and equipment of the Company, bore fixed interest rates of 12.3% in 1996 and 11.1% in 1997 and is wholly repayable in 1998. The weighted average interest rates as of December 31, 1996 and 1997 are 12.3% and 11.1% per annum, respectively.

         There are no significant covenants or financial restrictions relating to the Company's short-term bank borrowings. Details of assets pledged by the Company are described in note 21.

9.       INCOME TAXES

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

         Pursuant to the Income Tax Laws, if the investor of a foreign investment enterprise reinvests its share of distributable profits from the enterprise, the investor is entitled to receive a tax refund of the income tax paid on the reinvested amount.

         With a tax concession obtained from the PRC tax authority, the Company is exempt from income taxes for the two financial years commencing with its first profitable year of operations, and thereafter with a 50% reduction for the next three financial years. Based on its local statutory financial statements, the Company has attained its first profitable year of operations for the financial year ended December 31, 1993. As the Company only earned profits for two months in 1993, the Company has applied for an extension of the tax holiday period to 1995 which was approved by the PRC tax authority. Accordingly, no current income taxes were provided by the Company for the years ended December 31, 1994 and 1995. For the years ended December 31, 1996 and 1997, current income taxes based on the 50% reduction rule were provided.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

         The aggregate income tax benefit from the tax exemption and reduction status for the years ended December 31, 1995, 1996 and 1997 amounted to approximately RMB26,100,000, RMB16,000,000 and RMB22,300,000,
         respectively.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

9.       INCOME TAXES - continued

         The reconciliation of the effective income tax rate of the Company to the relevant statutory income tax rate in the PRC is as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                            1995             1996              1997
                                                                            ----             ----              ----
         Statutory tax rate...................................               27%              27%               27%
         Tax holiday..........................................              (27%)            (15%)             (15%)
         Accelerated depreciation allowances..................                3%               4%                3%
         Change in tax rate...................................               (1%)               -                 -
                                                                          ---------        ---------         ---------
         Effective tax rate...................................                2%              16%               15%
                                                                          ---------        ---------         ---------
                                                                          ---------        ---------         ---------

         The provision for income taxes consists of the following:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                              1995             1996              1997
                                                                              ----             ----              ----
                                                                               RMB              RMB               RMB
         Current..............................................                   -            13,035,421       18,131,616
         Deferred.............................................              2,200,000          3,500,000        3,200,000
                                                                        -------------     --------------   --------------
                                                                            2,200,000         16,535,421       21,331,616
                                                                        -------------     --------------   --------------
                                                                        -------------     --------------   --------------

         The provision for deferred income taxes is based on the liability method prescribed by Statement of Financial Accounting Standards No.
         109. The Company's temporary differences mainly represented the accelerated depreciation allowances provided on property, plant and equipment.

10.      SALES TAXES

         Effective from January 1, 1994, the Company is subject to three kinds of sales taxes, being value added tax ("VAT"), consumption tax and other sales taxes. The applicable VAT rate is 17% for brewery products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable VAT tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant invoices in support. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the statement of income. The applicable consumption tax rate in respect of brewery products is RMB220 per ton. The consumption tax expensed to the statement of income is determined based on the volume of sales within the PRC vicinity. Exported goods are exempted. The other sales taxes are assessed as a percentage of consumption tax and VAT payable.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

11.      CONTRIBUTED CAPITAL

         The Company was registered with a capital of US$50,000,000. At the balance sheet date, a total of RMB475,940,000 was contributed by the joint venture parties.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

12.      FOREIGN CURRENCY EXCHANGE

         The Renminbi is not freely convertible into foreign currencies. Prior to January 1, 1994, all foreign exchange transactions involving Renminbi in the PRC took place either through the Bank of China or other institutions authorized to buy and sell foreign currencies, or at the approved swap centers in the PRC. The swap centers are institutions which are administered by the State Administration of Foreign Exchange and its branches. The exchange rates used for transactions through the Bank of China and other authorized institutions were set by the PRC government, through the State Administration of Foreign Exchange, from time to time. The exchange rates available at a swap center are determined largely by supply and demand based on foreign currency and Renminbi requirements of enterprises operating or doing businesses in the PRC.

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

         Effective July 1, 1996, the PRC government began to take steps to make its currency fully convertible on a "current account" basis. This will allow foreign-funded enterprises, whether wholly owned or joint ventures with Chinese, to buy and sell foreign currencies in banks for purposes of trade, services, debt repayment and profit repatriation. The "current account" measures the flow of money into and out of a nation, including the net balance on trade in goods and services, plus remittances.

         The unified exchange rates of the RMB equivalent of US$1.00 as of December 31, 1995, 1996 and 1997 were RMB8.32, RMB8.32 and RMB8.30, respectively.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

13.      GENERAL RESERVE AND ENTERPRISE DEVELOPMENT FUNDS

         As stipulated by the relevant laws and regulations for foreign investment enterprises, the Company is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentages of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of income. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the Company. Under the joint venture agreement, the board of directors shall determine the appropriations with regard to the economic situation of the Company. The percentages of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund for 1997 have already been determined by the board of directors and the appropriations have been reported in the statutory financial statements.

14.      RETAINED EARNINGS

         As described in note 2, the net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make profit distributions in foreign currency to the extent it is available. Otherwise, it will be necessary to convert such distributions at an exchange center. As of December 31, 1996 and 1997, the retained earnings available for distribution amounted to approximately RMB86,034,000 and RMB117,665,000, respectively.

15.      ADVERTISING EXPENSES

         The Company incurred advertising expenses of RMB25,517,797, RMB3,298,054 and RMB1,112,611 for the years ended December 31, 1995, 1996 and 1997, respectively.

16.      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

         Interest paid during the years ended December 31, 1995, 1996 and 1997 was RMB2,240,015, RMB3,450,585 and RMB1,458,454, respectively. Income tax paid for the year ended December 31, 1997 was RMB20,253,436. No income tax was paid during 1995 and 1996.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

17.      RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

         (a)      Amounts due from related companies

                  The amounts receivable from related companies mainly represented the receivable balances from companies of the Blue Ribbon Group, High Worth Brewery, Goldjinsheng and Blue Ribbon Marketing amounting to approximately RMB9,100,000, RMB200,000, RMB100,000 and RMB167,000,000, respectively, for 1996 and RMB6,900,000, nil, RMB500,000 and RMB209,600,000,
                  respectively, for 1997.

                  The balances with Blue Ribbon Group, High Worth Brewery and Goldjinsheng principally represented expenses paid by the Company on their behalf.

                  The balance with Blue Ribbon Marketing was operating in nature and principally represented accounts receivable from sales of finished goods.

                  The amounts receivable from related companies are unsecured, interest-free and repayable on demand.

         (b)      Amounts due to related companies

                  As of December 31, 1996 and 1997, the amounts due to related companies principally represented balances arising from the purchases of raw materials from American National Can (Zhaoqing) Co., Ltd. and Zhaoqing Blue Ribbon Carton Manufacturing Co. in which Blue Ribbon Group has equity interests.

                  The balances are unsecured, interest-free and repayable on demand.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)


17.      RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

         (c)      Related party transactions

                  The Company had transactions with companies in which Blue Ribbon Group or High Worth Brewery have equity interests. The significant transactions are summarised below:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                              1995             1996              1997
                                                                              ----             ----              ----
                  Sales of beer products to
                    Blue Ribbon Marketing...................                327,805,406       695,150,225      675,247,962

                  Sales of beer products to
                    Blue Ribbon Group.......................                       -                 -           2,662,069

                  Purchases of raw materials
                    from American National
                    Can (Zhaoqing) Co., Ltd.................                 78,818,909        94,037,194       71,436,977

                  Purchases of raw materials
                    from Zhaoqing Blue
                    Ribbon Carton
                    Manufacturing Co........................                 12,536,576        23,307,386       21,031,427

                  Royalty fee paid to Blue
                    Ribbon Group............................                 15,434,144        15,106,029       14,317,306

                  Management fee paid to
                    Blue Ribbon Group.......................                  2,035,000         2,035,000        2,035,000

18.      RETIREMENT PLAN

         As stipulated by the PRC government regulations, the Company has defined contribution retirement plans for all its permanent staff. The Company and its staff are required to contribute to the PRC insurance companies organized by the PRC government which are responsible for the payment of pension benefits to retired staff. Prior to June 30, 1994, the monthly contribution of the Company was calculated at 9.3% of the basic salary of the permanent staff and the monthly contribution of each permanent staff was RMB2. Effective from July 1, 1994, the monthly contributions of the Company and the permanent staff were calculated at 14.6% and 2%, respectively, of the basic salary of the permanent staff. The pension costs expensed by the Company for the years ended December 31, 1995, 1996 and 1997 amounted to RMB472,371, RMB337,760 and
         RMB847,516, respectively.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

19.      FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments approximate their fair values because of the short maturity of such instruments.

20.      CONCENTRATION OF RISKS

         The Company's operating assets and primary source of income and cash flows are in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant changes in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in government policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

         As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

         All the Company's revenues are wholly derived from the sale of Pabst Blue Ribbon beer.

         The Company sold almost 100% of its products to Blue Ribbon Marketing in 1996 and 1997, respectively, and is heavily dependent on the sales to the related company.

         The Company currently uses foreign currency to pay for imported raw materials and dividend payments. For details of foreign currency risks, please refer to note 12.

         The financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable from related companies. Cash is maintained with major banks in the PRC. The Company's business activity is with related companies in the PRC. The Company periodically performs credit analysis and monitors the financial condition of its customers and related companies in order to minimize credit risk.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)


21.      PLEDGE OF ASSETS

         Land use rights and buildings and certain plant, machinery and equipment of the Company with an aggregate net book value amounting to RMB138,497,516 and RMB4,963,826 as at December 31, 1996 and 1997,
         respectively, were collateralized to secure bank borrowings of RMB13,500,000 and RMB1,500,000, respectively.

22.      COMMITMENTS AND CONTINGENCIES

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

         A provisional agreement, subject to governmental approval, was made among CBR and its subsidiary, the group companies of Noble China Inc., and Blue Ribbon Group on May 10, 1995 to the effect that:

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

                  In the event that High Worth Brewery desires to obtain a sublicense for any Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)


22.      COMMITMENTS AND CONTINGENCIES - continued

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

         Another agreement was made among Goldjinsheng, Blue Ribbon Group and the Company on May 10, 1996 to the effect that the Company agreed to pay Blue Ribbon Group management fees of RMB2,035,000 per annum for a period of five years commencing January 1, 1995 (see note 17(c).

         The Company had commitments of approximately RMB32,010,000 and RMB5,700,000 for capital expenditure in respect of property, plant and equipment at December 31, 1996 and 1997, respectively.

         During the year, certain allegations were raised against the Company by the former chairman and CEO of Noble China Inc. concerning irregularities on the financial statements of the Company in previous years. As the allegations were not further substantiated despite the request of the Company, the directors of the Company are of the opinion that the allegations were of no substance and, accordingly, have not resulted and will not result in any material adverse effect to the Company.

         For contingencies relates to foreign currency exchange risk and concentration of risks, see notes 12 and 20.

23.      POST BALANCE SHEET EVENT

         On January 20, 1998, Goldjinsheng and Zhaoqing Brewery has entered into an agreement which stipulated that their respective interests in the Company will be transferred to Linchpin Holdings Limited, another wholly-owned subsidiary of Noble China Inc., and High Worth Brewery respectively. Upon receipt of approval from and registration by the relevant authorities, Linchpin Holdings Limited and High Worth Brewery will own 60% and 40% equity interests of the Company respectively.