Form 10-Q
period 1998-03-31
CBR BREWING CO INC
filed 1998-05-15
CIK 846012

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended MARCH 31, 1998
                                   --------------

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


                   433 North Camden Drive, Suite 600
                    Beverly Hills, California 90210
     ------------------------------------------------------------
     (Address of principal executive offices, including zip code)


 Registrant's telephone number, including area code: (310) 274-5172
                                                     --------------

                             Not applicable
    ---------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)


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

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited) - March 31, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Income (Unaudited) - Three Months Ended March 31, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) - Three Months Ended March 31, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 1998 and 1997


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 2.  Changes in Securities

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            March 31, 1998          December 31, 1997
                                       ------------------------  ------------------------
                                           RMB          USD          RMB         USD
                                       -----------  -----------  -----------  -----------
ASSETS
Current assets:
 Cash                                   36,232,579    4,365,371   76,092,954    9,167,826
 Accounts and bills receivable, net    197,678,572   23,816,695  156,022,333   18,797,871
 Inventories (Note 4)                   75,589,080    9,107,118   89,583,442   10,793,186
 Amounts due from related companies      6,772,351      815,946   29,667,015    3,574,339
 Prepayments, deposits and other
  receivables                           66,803,996    8,048,674   24,017,911    2,893,724
                                       -----------  -----------  -----------  -----------

 Total current assets                  383,076,578   46,153,804  375,383,655   45,226,946

Interest in an associated company
 (Note 6)                              247,915,339   29,869,318  234,997,255   28,312,922

Property, plant and equipment, net     234,102,590   28,205,132  210,015,830   25,303,112
 (Note 7)

Non-current assets                      16,397,500    1,975,602   14,697,800    1,770,819
                                       -----------  -----------  -----------  -----------

 Total assets                          881,492,007  106,203,856  835,094,540  100,613,799
                                       -----------  -----------  -----------  -----------
                                       -----------  -----------  -----------  -----------

                                  (continued)

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)


                                            March 31, 1998          December 31, 1997
                                       ------------------------  ------------------------
                                           RMB          USD          RMB         USD
                                       -----------  -----------  -----------  -----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
 Bank borrowings                        38,500,000    4,638,554   35,500,000    4,277,108
 Capital lease obligations               7,349,698      885,506    7,349,698      885,506
 Accounts payable
  and accrued liabilities              128,341,249   15,462,801   97,815,003   11,784,940
 Customer deposits                               -            -    6,680,000      804,819
 Amounts due to related companies       21,861,049    2,633,862   77,166,596    9,297,181
 Amount due to an associated company   261,906,603   31,555,012  209,083,335   25,190,763
 Income taxes payable                    1,380,928      166,377      260,000       31,325
 Sales taxes payable                    34,793,919    4,192,038   39,841,282    4,800,154
 Deferred tax liabilities                4,413,000      531,687    4,413,000      531,687
                                       -----------  -----------  -----------  -----------

 Total current liabilities             498,546,446   60,065,837  478,108,914   57,603,483
                                       -----------  -----------  -----------  -----------

Long-term liabilities:
 Bank borrowings                         8,000,000      963,855    8,000,000      963,855
 Capital lease obligations               5,065,265      610,273    8,512,851    1,025,645
                                       -----------  -----------  -----------  -----------
 Total long-term liabilities            13,065,265    1,574,128   16,512,851    1,989,500
                                       -----------  -----------  -----------  -----------

Minority interests (Note 9)            108,567,181   13,080,383   88,503,839   10,663,113
                                       -----------  -----------  -----------  -----------

Shareholders' advances and
 shareholders' equity:

Advances from shareholders (Note 5)     73,617,552    8,869,585   73,617,552    8,869,585
                                       -----------  -----------  -----------  -----------
Common stock (Note 8)
 -Class A, US$0.0001 par value,
 90,000,000 shares authorized,
 5,010,013 shares and 5,000,013
 shares outstanding at March 31,
 1998 and December 31, 1997,
 respectively                                4,273          515        4,265          514
 -Class B, US$0.0001 par value,
 10,000,000 shares authorized,
 3,000,000 shares outstanding                2,559          308        2,559          308
Additional paid-in capital             106,299,348   12,807,150  104,030,194   12,533,758
General reserve and enterprise
 development funds                       8,341,785    1,005,034    8,341,785    1,005,034
Retained earnings                       73,047,598    8,800,916   65,972,581    7,948,504
                                       -----------  -----------  -----------  -----------

 Total shareholders' equity            187,695,563   22,613,923  178,351,384   21,488,118
                                       -----------  -----------  -----------  -----------

 Total shareholders' advances and
   shareholders' equity                261,313,115   31,483,508  251,968,936   30,357,703
                                       -----------  -----------  -----------  -----------

 Total liabilities, shareholders'
   advances and shareholders'
   equity                              881,492,007   106,203,856 835,094,540  100,613,799
                                       -----------  -----------  -----------  -----------
                                       -----------  -----------  -----------  -----------

  See accompanying notes to the condensed consolidated financial statements.

                 CBR BREWING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months Ended      Three Months Ended
                                                      March 31, 1998          March 31, 1997
                                                 ------------------------  -------------------
                                                     RMB          USD              RMB
                                                 -----------  -----------  -------------------
Sales, including sales to related companies
 of RMB 496,357 and RMB 3,999,762 for
 the three months ended March 31, 1998
 and 1997, respectively                          291,807,013   35,157,471      316,939,176
Sales taxes                                       (6,174,507)    (743,917)      (6,043,660)
                                                 -----------  -----------      -----------

Net sales                                        285,632,506   34,413,554      310,895,516
Cost of sales, including inventory
 purchased from related companies of RMB
 166,066,924 and RMB 176,898,774 for
 the three months ended March 31, 1998
 and 1997, respectively; and royalty fee
 paid to a related company of RMB 1,763,948
 and RMB 1,861,485 for the three
 months ended March 31, 1998 and 1997,
 respectively                                   (235,299,046) (28,349,282)    (256,173,915)
                                                 -----------  -----------      -----------

Gross profit                                      50,333,460    6,064,272       54,721,601

Selling, general and administrative
 expenses, including management fee paid
 to a related company of RMB 945,000 for
 the three months
 ended March 31, 1998 and 1997                   (44,311,051)  (5,338,681)     (48,543,678)
Fair value of warrants, stock options
 and common stock issued for services
 rendered (Note 8)                                (2,269,162)    (273,393)               -
                                                 -----------  -----------      -----------

Operating income                                   3,753,247      452,198        6,177,923
Foreign exchange gains (losses)                     (329,565)     (39,707)          78,138
Other expense:
 Interest expense, including interest
  paid to related companies of RMB 106,674
  and RMB 1,687,808 for the three months
  ended March 31, 1998 and 1997,
  respectively                                    (1,258,479)    (151,624)      (3,404,805)
                                                 -----------  -----------      -----------

Income before income taxes                         2,165,203      260,867        2,851,256
Income taxes                                      (1,120,928)    (135,051)      (1,760,000)
                                                 -----------  -----------      -----------


                                   (continued)

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)(CONTINUED)



                                                   Three Months Ended      Three Months Ended
                                                      March 31, 1998          March 31, 1997
                                                 ------------------------  -------------------
                                                     RMB          USD              RMB
                                                 -----------  -----------  -------------------
Income before equity in earnings of an
 associated company                                1,044,275      125,816        1,091,256

Equity in earnings of an associated company       12,918,084    1,556,396       15,029,824
                                                 -----------  -----------      -----------

Income before minority interests                  13,962,359    1,682,212       16,121,080
Minority interests                                (6,887,342)    (829,800)      (6,923,314)
                                                 -----------  -----------      -----------

Net income for the period                          7,075,017      852,412        9,197,766
                                                 -----------  -----------      -----------
                                                 -----------  -----------      -----------

Earnings per share - Basic and Diluted (Note 3)         0.88         0.11             1.15
                                                 -----------  -----------      -----------
                                                 -----------  -----------      -----------

  See accompanying notes to the condensed consolidated financial statements.

                 CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Three Months Ended      Three Months Ended
                                                      March 31, 1998          March 31, 1997
                                                 ------------------------  -------------------
                                                     RMB          USD              RMB
                                                 -----------  -----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         7,075,017      852,412        9,197,766

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Fair value of warrants, stock options
   and common stock issued for services
   rendered                                        2,269,162      273,393                -
 Allowance for doubtful accounts                   1,976,191      238,095        4,110,000
 Depreciation and amortization                     5,094,426      613,786        8,499,434
 Foreign exchange (gains) losses                     329,565       39,707          (78,138)
 Minority interests                                6,887,342      829,800        6,923,314
 Equity in earnings of an associated company     (12,918,084)  (1,556,396)     (15,029,824)
 Income taxes payable                              1,120,928      135,052        1,760,000

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                 (43,632,430)  (5,256,919)     (43,759,579)
   Inventories                                    13,994,362    1,686,068       (7,499,272)
   Amounts due from related companies             22,894,664    2,758,393        1,820,300
   Prepayments, deposits and other receivables   (42,786,085)  (5,154,950)      (7,967,202)
 Increase (decrease) in -
   Accounts payable and accrued liabilities       30,526,246    3,677,861       13,238,801
   Customer deposits                              (6,680,000)    (804,819)     (54,443,600)
   Amount due to an associated company            52,823,268    6,364,249       70,474,099
   Sales taxes payable                            (5,047,363)    (608,116)         352,468
                                                 -----------  -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                        33,927,209    4,087,616      (12,401,433)
                                                 -----------  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures on non-current assets             (1,699,700)    (204,783)               -
   Purchases of property, plant and equipment       (230,751)     (27,802)      (2,150,147)
   Purchase of interest in brewery               (16,104,000)  (1,940,241)               -
                                                 -----------  -----------      -----------

NET CASH USED IN INVESTING
ACTIVITIES                                       (18,034,451)  (2,172,826)      (2,150,147)
                                                 -----------  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                             3,000,000      361,446                -
   Increase (decrease) in amounts due to
     related companies                           (30,938,444)  (3,727,523)      10,848,980
   Repayment of capital lease obligations         (3,447,586)    (415,372)      (1,830,083)
   Payment of cash dividend to minority
     interests                                   (24,367,103)  (2,935,796)               -
                                                 -----------  -----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                       (55,753,133)  (6,717,245)       9,018,897
                                                 -----------  -----------      -----------
Net decrease in cash                             (39,860,375)  (4,802,455)      (5,532,683)
Cash at beginning of period                       76,092,954    9,167,826       39,709,594
                                                 -----------  -----------      -----------

Cash at end of period                             36,232,579    4,365,371       34,176,911
                                                 -----------  -----------      -----------
                                                 -----------  -----------      -----------

  See accompanying notes to the condensed consolidated financial statements.

                CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - CBR Brewing Company, Inc. (the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), formerly known as Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. The Company adopted its current name on March 15, 1995.

REVERSE ACQUISITION - For a period of time prior to December 16, 1994, the business of the Company was devoted to seeking potential acquisition or merger opportunities. On December 16, 1994, the Company acquired all of the outstanding shares of capital stock of High Worth Holdings, Ltd., a British Virgin Islands corporation ("Holdings"), from Oriental Win Holdings Ltd. ("Oriental Win") and Goldchamp Ltd. ("Goldchamp") in exchange for 3,960,000 shares and 240,000 shares of the Company's Class A Common Stock issued to Oriental Win and Goldchamp, respectively, and 3,000,000 shares of the Company's Class B Common Stock issued to Oriental Win. Subsequently, on October 14, 1996, Oriental Win transferred the 3,960,000 shares of
Class A Common Stock and the 3,000,000 shares of Class B Common Stock to its shareholders. As a result, West Coast Star Enterprises Ltd., as the 60% shareholder of Oriental Win, became the Company's controlling shareholder. The shares of Class B Common Stock carry two votes per share but are otherwise equivalent to the Class A Common Stock. In addition, the Company issued an aggregate of 600,000 shares of Class A Common Stock to various parties for consulting services in connection with the acquisition. The shares of Class A and Class B Common Stock issued in conjunction with the acquisition represented approximately 98.1% of the issued and outstanding shares of the Company, after all shares were issued and a 1-for-22 reverse stock split was effected on November 22, 1994.

                CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               (Continued)
                THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

High Worth JV holds certain sublicensing rights for Pabst Blue Ribbon beer and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"). High Worth JV also owns 100% of a PRC holding company ("Zhaoqing Brewery HC"). Zhaoqing Brewery HC owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"), which owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery.

Goldjinsheng Holdings Ltd., a wholly-owned subsidiary of Noble China Inc., an unaffiliated company, owns the other 60% interest in Noble Brewery. In addition, Zhaoqing Brewery HC owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the "Marketing Company"), which was formed in February 1995 to conduct the distribution, marketing and promotion throughout China of the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. The remaining 30% interest in the Marketing Company is directly owned by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company, resulting in the Company owning a 42% net interest in the Marketing Company. The Company owns effective interests of 60% in Zhaoqing Brewery and 24% in Noble Brewery. The brewery operations of Zhaoqing Brewery and Noble Brewery are located in Zhaoqing City, which is situated approximately 100 miles from Hong Kong in the Guangdong Province of China.

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

                CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                (Continued)
                THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

In January 1998, the Company, through High Worth JV, established a brewery in Hubei Province pursuant to a joint venture agreement in which High Worth JV acquired a 55% interest in Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), equivalent to an effective interest of 33%.

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

Apart from the investment in High Worth JV, which was partly financed by a loan from Oriental Win, Holdings has no other significant assets or liabilities. On October 31, 1994, prior to the reverse acquisition effective December 16, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery HC, including Zhaoqing Brewery HC's 40% interest in Noble Brewery, for approximately USD20,000,000. Prior to the acquisition of Zhaoqing Brewery HC by High Worth JV, Zhaoqing Brewery HC was a wholly-owned subsidiary of Guangdong Blue Ribbon.

For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 16, 1994 are those of Holdings.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The acquisition on October 31, 1994 of Zhaoqing Brewery HC, including Zhaoqing Brewery HC's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. Since High Worth JV had no operations prior to this acquisition, consolidated financial statements have been prepared commencing October 31, 1994, to reflect the post-acquisition consolidated results of operations of Zhaoqing Brewery and Noble Brewery attributable to the Company. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1997 and March 31, 1998. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the foreseeable future.

                CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              (Continued)
                THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on March 31, 1998, of USD1.00 = RMB8.30. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

                CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (Continued)
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 2. COMMENTS

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997.
These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1998 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

NOTE 3. EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by the basic shares and all dilutive securities (stock options and warrants), but does not include the impact of contingently issuable securities or potential common shares which would be antidilutive. Net income per share for the three months ended March 31, 1997 was not restated as a result of SFAS 128.

For the three months ended March 31, 1998 and 1997, net income per common share is based on the weighted average number of shares of Class A and Class B Common Stock issued and outstanding during each respective period.

                CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              (Continued)
                THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 3. EARNINGS PER SHARE (continued)

The following table provides the components of basic and diluted earnings per share computations:


                                                 Three Months Ended March 31,
                                               -------------------------------
                                                        1998           1997
                                               --------------------  ---------
                                                  RMB       USD        RMB
                                               ---------  ---------  ---------
Basic Earnings Per
Share Computation
------------------

Net income                                     7,075,017    852,412  9,197,766
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

Weighted average
 common shares
 outstanding                                   8,003,346  8,003,346  8,000,013
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

Net income per
 share - Basic                                       .88        .11       1.15
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

Diluted Earnings Per
Share Computation
---------------------

Net income                                     7,075,017    852,412  9,197,766
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

Weighted average
 common shares
 outstanding                                   8,003,346  8,003,346  8,000,013
Stock options and warrants                        42,881     42,881          -
                                               ---------  ---------  ---------

Diluted common
 shares outstanding                            8,046,227  8,046,227  8,000,013
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

Net income per
 share - Diluted                                     .88        .11       1.15
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

                CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               (Continued)
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 4. INVENTORIES

Inventories consisted of the following at March 31, 1998 and December 31, 1997:


                                          March 31, 1998         December 31, 1997
                                      ----------------------   ----------------------
                                         RMB         USD          RMB          USD
                                      ----------   ---------   ----------  ----------
 Raw materials                        18,876,972   2,274,334   26,189,345   3,155,343
 Work in progress                      8,277,675     997,310    7,164,153     863,151
 Finished goods                       48,434,433   5,835,474   56,229,944   6,774,692
                                      ----------   ---------   ----------  ----------
                                      75,589,080   9,107,118   89,583,442  10,793,186
                                      ----------   ---------   ----------  ----------
                                      ----------   ---------   ----------  ----------

NOTE 5. ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in Holdings. As of March 31, 1998 and December 31, 1997, advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), Redcliffe Holdings Ltd. and Oriental Win were approximately RMB 39,800,000, RMB 13,300,000, RMB 13,300,000 and RMB
7,200,000, respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited.

                 CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (Continued)
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 6. INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary as follows:


                                                           RMB
                                                       ------------
 Unlisted investment, at cost,
  October 31, 1994                                     209,361,595

 The Company's share of earnings and
  dividends of an associated company:
  Earnings -
   Two months ended December 31, 1994                    7,812,392
   For the year ended December 31, 1995                 34,213,058
   For the year ended December 31, 1996                 34,039,622
   For the year ended December 31, 1997                 52,426,546
   Three months ended March 31, 1998                    12,918,084

 Dividends -
   Declared and paid during 1995                       (28,644,569)
   Declared and paid during 1996                       (39,797,878)
   Declared and paid during 1997                       (34,413,511)
                                                       ------------

 Unlisted investment, March 31, 1998                    247,915,339
                                                       ------------
                                                       ------------


The condensed statements of operations of Noble Brewery for the three months ended March 31, 1998 and 1997 are as follows:


                                    Three Months Ended     Three Months Ended
                                      March 31, 1998         March 31, 1997
                                 ------------------------  ------------------
                                     RMB          USD             RMB
                                 -----------   ----------     -----------
Net sales                        146,015,026   17,592,172     167,182,547
                                 -----------   ----------     -----------
                                 -----------   ----------     -----------

Net income                        30,062,696    3,622,012      31,668,967
                                 -----------   ----------     -----------
                                 -----------   ----------     -----------

The Company's share
 of net income after
 adjustment of unrealised
 intercompany profit              12,918,084    1,556,396      15,029,824
                                 -----------   ----------     -----------
                                 -----------   ----------     -----------

                 CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 7. ACQUISITION OF INTEREST IN BREWERY

On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery with an initial annual production capacity of 40,000 metric tons or 340,000 barrels of beer. The new brewery will be designated Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. Zao Yang High Worth Brewery will initially commence production of a locally branded beer until it is capable of producing Pabst Blue Ribbon beer. High Worth JV is responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon brewing complex. It is currently estimated that Zao Yang High Worth Brewery will commence production of Pabst Blue Ribbon beer in June 1998.

During the three months ended March 31, 1998, High Worth JV paid RMB 16,104,000, representing its 55% capital investment in the joint venture, and recorded such transaction under the purchase method of accounting as follows:

                                                           RMB
                                                       ------------
 Property, plant and equipment                          29,280,000
 Minority interests                                    (13,176,000)
                                                       ------------
                                                        16,104,000
                                                       ------------
                                                       ------------

No pro forma results of operations have been presented for the three months ended March 31, 1997, as the results of operations of Zao Yang High Worth Brewery for such period would not have had a material effect on the Company's consolidated results of operations.

NOTE 8. SHAREHOLDERS' EQUITY

Stock Option Plan -

On January 2, 1998, the 1998 Stock Option Plan (the "Plan") was adopted by the majority of the shareholders of the Company and approved by the Board of Directors. The Plan provides for the granting of stock options from time to time to eligible persons to purchase an aggregate of up to 800,000 shares of Class A Common Stock, as either incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). The exercise price of all ISOs will be equal to the fair market value of a share of common stock on the date the option is granted, except that in the case of ISOs granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the price will be not less than 110% of such fair market value.

                 CBR BREWING COMPANY, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                (Continued)
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1998


NOTE 8. SHAREHOLDERS' EQUITY (continued)

On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on December 31, 2001 through December 31, 2005.

The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 1,695,358 of compensation expense during the three months ended March 31, 1998.

Consulting Contract -

On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial retainer by issuing 10,000 shares of restricted Class A Common Stock, which were recorded as a charge to operations at their estimated fair market value of RMB 240,700. A total of 40,000 shares of the Company's Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock are issuable based on the consulting company completing certain pre-defined objectives (the "Contingent Securities"). The initial term of the contract is through June 17, 1998, but will be extended to March 2, 1999 if the defined objectives are reached by June 17, 1998. The warrants to purchase 150,000 shares of Class A Common Stock will be exercisable for a period of
2.5 years from the date the objectives are reached, and will consist of 50,000 warrants exercisable at US$3.50 per share, 50,000 warrants exercisable at US$4.50 per share and 50,000 warrants exercisable at US$5.50 per share. As of March 31, 1998, none of the objectives that would require the issuance of any portion of the Contingent Securities had been completed. The Company accounts for warrants granted to non-employees in accordance with SFAS 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company has calculated the fair value of such warrants according to the Black-Scholes pricing model and is amortizing the aggregate value of RMB 2,776,350 to expense over the period March 1998 through December 1998. The Contingent Securities were not included in the calculation of earnings per share for the three months ended March 31, 1998.

                 CBR BREWING COMPANY, INC AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STAEMENTS (UNAUDITED)
                               (Continued)
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 9. DIVIDEND TO MINORITY INTERESTS

On November 25, 1997, the Board of Directors of High Worth JV declared the first dividend distribution, in which Holdings was entitled, of approximately RMB 83,000,000. The dividend will be distributed by installments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1997, partial dividends of RMB 15,000,000 and RMB 10,000,000 were distributed to Guangdong Blue Ribbon and Holdings, respectively. During the three months ended March 31, 1998, partial dividends of RMB 24,367,103 and RMB 34,302,994 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement requires that public companies report certain information about their major customers, operating segments, products and services, and the geographic areas in which they operate. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This Quarterly Report on Form 10-Q for the three months ended March 31, 1998 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

    During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer in China. Prior to November 1996, the Marketing Company also sold mineral water, non-carbonated soft drinks and red wine produced by Guangdong Blue Ribbon and bearing the Blue Ribbon label. Zhaoqing Brewery HC owns a 70% interest and Guangdong Blue Ribbon directly owns a 30% interest in the Marketing Company. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company, resulting in the Company owning a 42% net interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. Commencing April 1997, the Marketing Company also began purchasing Sichuan Brewery's production of Pabst Blue Ribbon beer for distribution. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis.

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

    Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will have been transferred to High Worth JV. During the year ended December 31, 1997 and the three months ended March 31, 1998, the operating activities of Zhaoqing Brewery were part of High Worth JV. The consensus and approval from the local tax authority were obtained in 1996. In the following text, "Zhaoqing Brewery" refers to the brewing complex, which was transferred to High Worth JV in January 1996, and "Zhaoqing Brewery HC" refers to the PRC entity that previously owned the brewing complex from November 1994 through December 1995.

    In January 1998, the Company, through High Worth JV, established a brewery in Hubei Province pursuant to a joint venture agreement in which High Worth JV acquired a 55% interest in Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), equivalent to an effective interest of 33%. For the three months ended March 31, 1998, there were no operating results for Zao Yang High Worth Brewery, as the brewery has not commenced production. Zao Yang High Worth Brewery is not expected to commence production of Pabst Blue Ribbon beer until June 1998. The consolidated financial statements include the accounts of Zao Yang High Worth Brewery on a consolidated basis.

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

Business:

    The Company produces Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China is experiencing a steady overall growth rate, although the growth has recently shifted from premium beers to lower priced beers. There is a substantial difference in the price at which local or regional brands of beer are sold in China as compared to the price of foreign or premium brands of beer. Generally, a 640 ml. bottle of local or regional beer would typically sell for 1 - 2 RMB, as compared to a foreign or premium beer, which would sell for 4 - 6 RMB.

    Due in part to the recent economic turmoil in Asia, the growth in China's economy has recently begun to decline. As a result, demand for goods and services by Chinese consumers has been weakening, causing a softening of the premium beer market in China. Management anticipates that the market demand for high priced foreign premium labels will be stagnant as consumers shift to lower priced beer products. The competition among major

Chinese breweries to maintain market share under the current economic conditions is also expected to place continuing pressure on the Company's operating results during 1998. Management has responded to changing market conditions by expanding its product line, expanding distribution and acquiring new breweries.

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

    NOBLE BREWERY: The original facilities of Noble Brewery were constructed between 1988 and 1990 with annual production capacity of approximately 80,000 metric tons or 680,000 barrels of beer. During July 1994, a second brewing facility was completed, which increased annual production capacity by an additional 120,000 metric tons or 1,020,000 barrels of beer. The second brewing facility commenced full-scale production during late 1994. Noble Brewery has produced Pabst Blue beer exclusively since it commenced operations.

    ZAO YANG HIGH WORTH BREWERY: Zao Yang High Worth Brewery is situated on a site containing approximately 752,688 square feet and is located within the vicinity of Zao Yang City, Hubei Province. Zao Yang High Worth Brewery occupies the site pursuant to a certificate of land use rights issued by the local government. The land use right is part of the assets acquired by Zao Yang High Worth Brewery from Zao Yang Brewery.

    The original facilities of Zao Yang High Worth Brewery were constructed between 1980 and 1985 with annual production capacity based on old brewing technology of approximately 40,000 metric tons or 340,000 barrels of beer.

    High Worth JV, pursuant to the joint venture agreement, will assist Zao Yang High Worth Brewery in modernizing its brewing technology and renovating its existing equipment in order to convert the brewery into another Pabst Blue Ribbon beer brewing complex.

    By the end of April 1998, the technical renovation process to convert the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon beer brewing complex had been substantially completed. Management estimates that production of Pabst Blue Ribbon beer will commence in June 1998.

    SICHUAN BREWERY: Sichuan Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of Le Shan City, Sichuan Province, which is approximately 160 kilometers from Cehngdu, the provincial capital of Sichuan Province. The original facilities of Sichuan Brewery were constructed in 1988 with annual production capacity based on old brewing technology of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to late 1996, the facilities were used exclusively to produce beer under domestic local brand names. Guangdong Blue Ribbon acquired the brewery as its branch and began to convert the facility into a Pabst Blue Ribbon beer brewing complex in late 1996. In April 1997, Sichuan Brewery commenced the production of beer under the Pabst Blue Ribbon label, which was sold to the Marketing Company for resale. For the three months ended March 31, 1998, the Marketing Company has distributed 2,798 metric tons of Pabst Blue Ribbon beer produced by Sichuan Brewery.

Consolidated Results of Operations:

Three Months Ended March 31, 1998 and 1997 -

    Sales: For the three months ended March 31, 1998, net sales were RMB 285,632,506. During the three months ended March 31, 1998, the Marketing Company purchased RMB 154,965,086 and RMB 11,101,838 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Approximately 99.3% of total beer sales during the three months ended March 31, 1998 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand name. For the three months ended March 31, 1997, net sales were RMB 310,895,516. During the three months ended March 31, 1997, the Marketing Company purchased RMB 176,898,774 of beer products from Noble Brewery for resale. Approximately 99.7% of total beer sales during the three months ended March 31, 1997 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand name. All sales during the three months ended March 31, 1998 and 1997 were conducted through the Marketing Company and were attributable to beer sales.

    During the three months ended March 31, 1998, net sales of beer products decreased by RMB 25,263,010 or 8.1% to RMB 285,632,506, as compared to RMB 310,895,516 for the three months ended March 31, 1997. The Company sold 55,979 metric tons of beer to distributors in 1998 as compared to 58,537 metric tons of beer in 1997, a decrease of 4.4%. The decrease in net sales of beer products during the three months ended March 31, 1998 as compared to the three months ended March 31, 1998 was primarily attributable to a shift in consumer demand to lower priced beer products. As a result, during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, although the Company incurred a 4.4% decrease in the volume of beer sold, it incurred a decrease of 8.1% in sales, reflecting a lower average sales price per metric ton of beer.

    In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcoholic content, and are sold in newly designed packaging. The Company believes that these new products will not have a significant effect on demand for the Company's premium brand beer, but will appeal to a different market segment that is seeking a premium brand beer at a lower price, and will allow the Company to maintain and expand its market share in China.

    During the three months ended March 31, 1998, Zhaoqing Brewery sold 18,901 metric tons of beer to the Marketing Company, of which 810 metric tons (4.3%) were local brand beer and 18,091 metric tons (95.7%) were Pabst Blue Ribbon beer. During the three months ended March 31, 1997, Zhaoqing Brewery sold 18,865 metric tons to the Marketing Company, of which 361 metric tons (1.9%) were local brand beer and 18,504 metric tons (98.1%) were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company increased by 36 metric tons or 0.2% from 1997 to 1998.

    The Marketing Company regulates the production of Pabst Blue Ribbon beer of Zhaoqing Brewery, Noble Brewery and Sichuan Brewery in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

    Gross Profit: For the three months ended March 31, 1998, total gross profit was RMB 50,333,460 or 17.6% of total net sales. For the three months ended March 31, 1997, total gross profit was RMB 54,721,601 or 17.6% of total net sales. Gross profit from beer sales decreased by RMB 4,388,141 to RMB 50,333,460 in 1998 as compared to RMB 54,721,601 in 1997 as a result of the decrease in sales.

    The Company expects that it will experience pressure on its gross profit margin during 1998 as a result of a general softening of consumer demand in China, caused in part by the economic turmoil in Asia, continued competition from major breweries in China seeking to protect their market share, and a slight increase in raw material and packaging costs, which the Company may not be able to completely pass on to its customers.

    Selling, General and Administrative Expenses: For the three months ended March 31, 1998, selling, general and administrative expenses were RMB 44,311,051 or 15.5% of net sales, consisting of selling expenses of RMB 27,290,241 and general and administrative expenses of RMB 17,020,810. Net of an allowance for doubtful accounts of RMB 1,976,191 for the three months ended March 31, 1998, general and administrative expenses were RMB 15,044,619. For the three months ended March 31, 1997, selling, general and administrative expenses were RMB 48,543,678 or 15.6% of net sales, consisting of selling expenses of RMB 31,444,893 and general and administrative expenses of RMB 17,098,785. Net of an allowance for doubtful accounts of RMB 4,110,000 for the three months ended March 31, 1997, general and administrative expenses were RMB 12,988,785.

    Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses decreased by RMB 4,154,652 or 13.2% in 1998 as compared to 1997, and as a percent of net sales, to 9.6% in 1998 from 10.1% in 1997. Selling expenses decreased in 1998 as compared to 1997, both on an absolute basis and as a percentage of sales, as a result of the Company deferring certain costs during the three months ended March 31, 1998, to strategically concentrate its advertising and promotional programs during the peak season (April through September). During 1998, the Company intends to continue its substantially expanded advertising and promotional program to maintain and stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, in an attempt to counteract softening consumer demand and increasing competition from foreign premium brand beers.

    General and administrative expenses include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 2,055,834 or 15.8% in 1998 as compared to 1997, and as a percentage of net sales, to 5.3% in 1998 from 4.2% in 1997. General and administrative expenses increased in 1998 as compared in 1997 primarily as a result of increased personnel and personnel related costs.

    On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class
A Common Stock at an exercise price of US$4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 1,695,358 of compensation expense during the three months ended March 31, 1998.

    On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial retainer by issuing 10,000 shares of restricted Class A Common Stock, which were recorded as a charge to operations at their estimated fair market value of RMB 240,700. A total of 40,000 shares of the Company's Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock are issuable based on the consulting company completing certain pre-defined objectives (the "Contingent Securities"). The initial term of the contract is through June 17, 1998, but will be extended to March 2, 1999 if the defined objectives are reached by June 17, 1998. The warrants to purchase 150,000 shares of Class A Common Stock will be exercisable for a period of
2.5 years from the date the objectives are reached, and will consist of 50,000 warrants exercisable at US$3.50 per share, 50,000 warrants exercisable at US$4.50 per share and 50,000 warrants exercisable at US$5.50 per share. As of March 31, 1998, none of the objectives that would require the issuance of any portion of the Contingent Securities had been completed. The Company accounts for warrants granted to non-employees in accordance with SFAS 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company has calculated the fair value of such warrants according to the Black-Scholes pricing model and is amortizing the aggregate value of RMB 2,776,350 to expense over the period March 1998 through December 1998.

    Operating Income: For the three months ended March 31, 1998, operating income was RMB 3,753,247 or 1.3% of net sales. For the three months ended March 31, 1997, operating income was RMB 6,177,923 or 2.0% of net sales. The decrease in operating income is primarily attributable to the shift in sales mix to lower margin products and increased selling, general and administrative expenses. The adjustment and regulation of production between Zhaoqing Brewery, Noble Brewery and Sichuan Brewery by the Marketing Company also contributed to the decrease in operating income.

    Interest Expense: For the three months ended March 31, 1998, interest expense decreased by RMB 2,146,326 or 63.0% to RMB 1,258,479, as compared to RMB 3,404,805 for the three months ended March 31, 1997. Interest expense decreased in 1998 as compared to 1997 as a result of the decrease in customer deposits, decrease in capital lease obligations and decrease in amounts due to related companies.

    Income Taxes: The two-year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. Commencing in 1998, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the three months ended March 31, 1998, income tax expense of RMB 1,120,928 was recorded. For the three months ended March 31, 1997, deferred income tax expense of RMB 1,176,000 was recorded.

     Net Income: Net income decreased to RMB 7,075,017 for the three months ended March 31, 1998, as compared to RMB 9,197,766 for the three months ended March 31, 1997.

Noble Brewery:

Three Months Ended March 31, 1998 and 1997 -

     Sales: For the three months ended March 31, 1998 and 1997, net sales were RMB 146,015,026 and RMB 167,182,547, respectively.

     During the three months ended March 31, 1998, Noble Brewery sold 34,226 metric tons of beer to the Marketing Company, as compared to 36,492 metric tons of beer sold to the Marketing Company during the three months ended March 31, 1997. Total beer sold by Noble Brewery to the Marketing Company decreased by 2,266 metric tons or 6.2% from 1997 to 1998.

     Gross Profit: For the three months ended March 31, 1998 and 1997, gross profit was RMB 44,619,063 or 30.6% of net sales and RMB 48,389,456 or 28.9% of net sales, respectively.

     Selling, General and Administrative Expenses: For the three months ended March 31, 1998, selling, general and administrative expenses totalled RMB 10,466,738 or 7.2% of net sales, consisting of selling expenses of RMB 1,790,234 and general and administrative expenses of RMB 8,676,504. For the three months ended March 31, 1997, selling, general and administrative expenses totalled RMB 11,522,876 or 6.9% of net sales, consisting of selling expenses of RMB 1,201,071 and general and administrative expenses of RMB 10,321,805. Selling expenses consist of warehousing, storage and freight costs.

     Operating Income: For the three months ended March 31, 1998 and 1997, operating income was RMB 34,152,325 or 23.4% of net sales and RMB 36,866,580 or 22.1% of net sales, respectively.

     Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended March 31, 1998, income tax expense of RMB 4,276,550 was recorded. For the three months ended March 31, 1997, income tax expense of RMB 5,772,026 was recorded.

     Net Income: Net income decreased to RMB 30,062,696 or 20.6% of net sales for the three months ended March 31, 1998, as compared to RMB 31,668,967 or 18.9% of net sales for the three months ended March 31, 1997.


Consolidated Financial Condition - March 31, 1998:

     Liquidity and Capital Resources - For the three months ended March 31, 1998, the Company's operations provided cash resources of RMB 33,927,209. The Company's cash balance decreased by RMB 39,860,375 to RMB 36,232,579 at March 31, 1998, as compared to RMB 76,092,954 at December 31, 1997. The Company's net working capital deficit increased by RMB 12,744,609 to RMB 115,469,868 at March 31, 1998, as compared to RMB 102,725,259 at December 31, 1997, and the Company's current ratio at March 31, 1998 was 0.77:1, as compared to 0.79:1 at December 31, 1997.

     Net of an allowance for doubtful accounts of RMB 1,976,191 for the three months ended March 31, 1998, accounts and bills receivable increased by RMB 43,632,430 or 28.0% to RMB 197,678,572 at March 31, 1998, as compared to RMB
156,022,333 at December 31, 1997, as a result of the seasonal nature of the business and the timing of the Chinese New Year, during which time a general slowdown in receipts and payments typically occurs. Commencing January 1,

1997, as a result of more intense competition from other premium brand beers in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security for their purchases. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure part or all of the payment on the due date. The Marketing Company has also provided extended credit terms to certain distributors that meet minimum financial criteria. At March 31, 1998, bills receivable had decreased to RMB 35,478,170 or 17.9% of total accounts and bills receivable, as compared to RMB 35,555,400 or 22.8% of total accounts and bills receivable at December 31, 1997.

     The Company's inventories decreased by RMB 13,994,362 or 15.6% to RMB 75,589,080 at March 31, 1998, as compared to RMB 89,583,442 at December 31, 1997.

     The Company's prepayments, deposits and other receivables increased by RMB 42,786,085 or 178.1% to RMB 66,803,996 at March 31, 1998, as compared to
RMB 24,017,911 at December 31, 1997. The increase in prepayments, deposits and other receivables was primarily due to an increase in prepayments related to expanded advertising and promotional programs scheduled for the remainder of 1998.

     The Company's accounts payable and accrued liabilities increased by RMB 30,526,246 or 31.2% to RMB 128,341,249 at March 31, 1998, as compared to RMB
97,815,003 at December 31, 1997. The increase in accounts payable was primarily due to the increase in purchases of raw materials and packing materials to support peak season (April through September) sales and production, and the increase in accrued liabilities was related to the expansion of operating activities.

     Customer deposits decreased by RMB 6,680,000 or 100.0% to RMB nil at March 31, 1998, as compared to RMB 6,680,000 at December 31, 1997, as a result of the change in credit policy implemented by the Marketing Company in 1997 in response to the changing market environment. Since the Company pays interest on customer deposits, the decrease in customer deposits during 1998 has also contributed to a decrease in interest expense in 1998 as compared to 1997.

     The amount due to an associated company increased by RMB 52,823,268 or 25.3% to RMB 261,906,603 at March 31, 1998, as compared to RMB 209,083,335 at
December 31, 1997, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company. Contributing to the increase was the seasonal nature of the business and the timing of the Chinese New Year. As a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

     Net of the cash dividend of RMB 24,367,103 paid to Guangdong Blue Ribbon by High Worth JV, the amounts due to related companies decreased by RMB 30,938,444 or 40.1% to RMB 21,861,049 at March 31, 1998, as compared to RMB
77,166,596 at December 31, 1997. The decrease in amounts due to related companies reflected the repayment by the Company of most of the advances from related companies during the three months ended March 31, 1998. Since the Company pays interest on advances from related companies, the decrease in outstanding amounts due to related companies at March 31, 1998 has also contributed to a decrease in interest expense during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

     During the three months ended March 31, 1998, the Company's secured bank loans increased by RMB 3,000,000. The bank loans bear interest at rates ranging from 11.1% to 12.1%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the expansion and working capital requirements of Zhaoqing Brewery.

     On November 25, 1997, the Board of Directors of High Worth JV declared the first dividend distribution, in which Holdings was entitled, of approximately RMB 83,000,000. The dividend will be distributed by installments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1997, partial dividends of RMB 15,000,000 and RMB 10,000,000 were distributed to Guangdong Blue Ribbon and Holdings, respectively. During the three months ended March 31, 1998, partial dividends of RMB 24,367,103 and RMB 34,302,994 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

     On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery with an initial annual production capacity of 40,000 metric tons or 340,000 barrels of beer. The new brewery will be designated Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. Zao Yang High Worth Brewery will initially commence production of a locally branded beer until it is capable of producing Pabst Blue Ribbon beer. High Worth JV is responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon beer brewing complex. It is currently estimated that Zao Yang High Worth Brewery will commence production of Pabst Blue Ribbon beer in June 1998. During the three months ended March 31, 1998, High Worth JV paid RMB 16,104,000, representing its 55% capital investment in the joint venture.

     For the three months ended March 31, 1998, additions to property, plant and equipment aggregated RMB 230,751. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 1998 will be approximately RMB 20,000,000, a portion of which is expected to be funded by lease financing. In addition, the Company anticipates that additional capital expenditures in connection with the technical renovation process to convert the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex during the remainder of 1998 will be approximately RMB 40,000,000, a portion of which is expected to be funded by new bank borrowings.

     In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or part thereof by allotment of shares at par value in Holdings. As of March 31, 1998 and December 31, 1997, advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), Redcliffe Holdings Ltd. and Oriental Win were approximately RMB 39,800,000, RMB 13,300,000, RMB 13,300,000 and RMB
7,200,00, respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 1998. In order to finance the continuing capital requirements of the Company, the Company has begun negotiations to arrange for long-term bank loans and lease financing. In addition, accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of long-term borrowing or equity financing by the Company.

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

     The Company conducts virtually all of its business in China and, accordingly, the sale of its products are settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD, and could have material adverse effects upon its results of operations and financial condition. In addition, a significant portion of revenues will need to be converted into USD on a continuing basis to meet foreign currency obligations. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then.


Year 2000 Issue:

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using
"00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent internal assessment, the Company does not anticipate that the cost of any needed modifications will have a material effect on results of operations.

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 2.   CHANGES IN SECURITIES

(c) Equity securities of the registrant sold by the registrant during the three months ended March 31, 1998 that were not registered under the Securities Act of 1933, as amended, other than unregistered sales made in reliance on Regulation S, were as follows:

Issuance of Stock Options -

On January 2, 1998, pursuant to the 1998 Stock Option Plan, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire from December 31, 2001 through December 31, 2005.

Consulting Contract -

On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial retainer by issuing 10,000 shares of restricted Class A Common Stock, which were recorded as a charge to operations at their estimated fair market value of RMB 240,700. A total of 40,000 shares of the Company's Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock are issuable based on the consulting company completing certain pre-defined objectives (the "Contingent Securities"). The initial term of the contract is through June 17, 1998, but will be extended to March 2, 1999 if the defined objectives are reached by June 17, 1998. The warrants to purchase 150,000 shares of Class A Common Stock will be exercisable for a period of
2.5 years from the date the objectives are reached, and will consist of 50,000 warrants exercisable at US$3.50 per share, 50,000 warrants exercisable at US$4.50 per share and 50,000 warrants exercisable at US$5.50 per share. As of March 31, 1998, none of the objectives that would require the issuance of any portion of the Contingent Securities had been completed. The previously described securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of Worldwide Corporate Finance.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

          27   Financial Data Schedule (electronic filing only)


     (b)  Reports on Form 8-K -

          Three Months Ended March 31, 1998: None.

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


                                  CBR BREWING COMPANY, INC.
                                  -------------------------
                                        (Registrant)



Date:  May 13, 1998                By:  /s/ ZI-SHOU CHEN
                                        ------------------------
                                        Zi-shou Chen
                                        President
                                        (Duly Authorized Officer)



Date:  May 13, 1998                By:  /s/ GARY C.K. LUI
                                        ------------------------
                                        Gary C.K. Lui
                                        Chief Financial Officer
                                        (Principal Financial
                                          Officer)