Form 10-Q
period 1998-06-30
CBR BREWING CO INC
filed 1998-08-19
CIK 846012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1998
                                     -------------

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
                                                     --------------


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]  No [ ]

As of June 30, 1998, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited) - June 30, 1998 and December 31, 1997

              Condensed Consolidated Statements of Income (Unaudited) - Three Months and Six Months Ended June 30, 1998 and 1997

              Condensed Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 1998 and 1997

              Notes to Condensed Consolidated Financial Statements (Unaudited) - Six Months Ended June 30, 1998 and 1997

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  June 30, 1998              December 31, 1997
                                           --------------------------   --------------------------
                                                  RMB         USD            RMB            USD
                                           -------------  -----------   ------------   -----------
ASSETS
Current assets:
  Cash                                        92,508,866   11,145,647     76,092,954     9,167,826
  Accounts and bills receivable, net         254,916,207   30,712,795    156,022,333    18,797,871
  Inventories (Note 4)                        93,486,324   11,263,413     89,583,442    10,793,186
  Amounts due from related companies          21,233,491    2,558,252     29,667,015     3,574,339
  Prepayments, deposits and other
    receivables                               67,047,046    8,077,958     24,017,911     2,893,724
                                           -------------  -----------    -----------   -----------
  Total current assets                       529,191,934   63,758,065    375,383,655    45,226,946

Interest in an associated company
  (Note 6)                                   232,189,247   27,974,608    234,997,255    28,312,922

Property, plant and equipment, net
  (Note 7)                                   266,463,547   32,104,042    210,015,830    25,303,112

Non-current assets                            16,397,500    1,975,602     14,697,800     1,770,819
                                           -------------  -----------    -----------   -----------
  Total assets                             1,044,242,228  125,812,317    835,094,540   100,613,799
                                           -------------  -----------    -----------   -----------
                                           -------------  -----------    -----------   -----------


                                                                 (continued)

                                       3

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                June 30, 1998              December 31, 1997
                                         ---------------------------   -------------------------
                                               RMB           USD           RMB           USD
                                         -------------   -----------   ------------   -----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                           70,172,800     8,454,554     35,500,000     4,277,108
  Capital lease obligations                  7,349,698       885,506      7,349,698       885,506
  Accounts payable
    and accrued liabilities                213,825,452    25,762,102     97,815,003    11,784,940
  Customer deposits                                  -             -      6,680,000       804,819
  Amounts due to related companies          17,343,059     2,089,525     77,166,596     9,297,181
  Amount due to an associated company      303,340,657    36,547,067    209,083,335    25,190,763
  Income taxes payable                       3,591,849       432,753        260,000        31,325
  Sales taxes payable                       32,462,161     3,911,104     39,841,282     4,800,154
  Deferred tax liabilities                   4,413,000       531,687      4,413,000       531,687
                                         -------------   -----------    -----------   -----------

  Total current liabilities                652,498,676    78,614,298    478,108,914    57,603,483
                                         -------------   -----------    -----------   -----------

Long-term liabilities:
  Bank borrowings                            8,000,000       963,855      8,000,000       963,855
  Capital lease obligations                  1,599,929       192,763      8,512,851     1,025,645
                                         -------------   -----------    -----------   -----------

  Total long-term liabilities                9,599,929     1,156,618     16,512,851     1,989,500
                                         -------------   -----------    -----------   -----------

Minority interests (Note 9)                112,378,859    13,539,622     88,503,839    10,663,113
                                         -------------   -----------    -----------   -----------

Shareholders' advances and
  shareholders' equity:

Advances from shareholders (Note 5)         73,617,552     8,869,585     73,617,552     8,869,585
                                         -------------   -----------    -----------   -----------
Shareholders' equity (Note 8):
Common stock
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares and 5,000,013
  shares outstanding at June 30,
  1998 and December 31, 1997,
  respectively                                   4,273           515          4,265           514
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                   2,559           308          2,559           308
Additional paid-in capital                 106,140,689    12,788,035    104,030,194    12,533,758
General reserve and enterprise
  development funds                          8,341,785     1,005,034      8,341,785     1,005,034
Retained earnings                           81,657,906     9,838,302     65,972,581     7,948,504
                                         -------------   -----------    -----------   -----------

  Total shareholders' equity               196,147,212    23,632,194    178,351,384    21,488,118
                                         -------------   -----------    -----------   -----------

  Total shareholders' advances and
    shareholders' equity                   269,764,764    32,501,779    251,968,936    30,357,703
                                         -------------   -----------   ------------   -----------

  Total liabilities, shareholders'
    advances and shareholders'
    equity                               1,044,242,228   125,812,317    835,094,540   100,613,799
                                         -------------   -----------   ------------   -----------
                                         -------------   -----------   ------------   -----------

   See accompanying notes to the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             Three Months Ended           Six Months Ended      Three Months Ended  Six Months Ended
                                               June 30, 1998                June 30, 1998         June 30, 1997      June 30, 1997
                                        ---------------------------  ------------  ------------ ------------------- ----------------
                                             RMB           USD            RMB           USD             RMB                RMB
                                        -------------  ------------  ------------  ------------ ------------------- ----------------
Sales, including sales to related
  companies of RMB 77,044 and
  RMB 573,401 for the three months
  and six months ended June 30, 1998,
  respectively, and RMB 2,530,695 and
  RMB 6,530,457 for the three months
  and six months ended June 30, 1997,
  respectively                            344,858,031    41,549,160    636,665,044    76,706,632     337,665,295        654,604,471
Sales taxes                                (6,430,312)     (774,736)   (12,604,819)   (1,518,653)     (6,520,036)       (12,563,696)
                                          -----------    ----------    -----------    ----------     -----------        -----------

Net sales                                 338,427,719    40,774,424    624,060,225    75,187,979     331,145,259        642,040,775
Cost of sales, including inventory
  purchased from related companies of
  RMB 222,304,793 and RMB 388,371,717
  for the three months and six months
  ended June 30, 1998, respectively,
  and RMB 233,106,207 and RMB
  410,004,981 for the three months
  and six months ended June 30, 1997,
  respectively; and royalty fee paid
  to a related company of RMB
  2,295,010 and RMB 4,058,958 for the
  three months and six months ended
  June 30, 1998, respectively, and
  RMB 2,322,234 and RMB 4,183,719 for
  the three months and six months
  ended June 30, 1997, respectively      (277,281,340)  (33,407,390)  (512,580,386)  (61,756,673)   (267,582,228)      (523,756,143)
                                          -----------    ----------    -----------    ----------     -----------        -----------

Gross profit                               61,146,379     7,367,034    111,479,839    13,431,306      63,563,031        118,284,632

Selling, general and administrative
  expenses, including management fee
  paid to a related company of RMB
  945,000 for the three months ended
  June 30, 1998 and 1997, and RMB
  1,890,000 for the six months
  ended June 30, 1998 and 1997            (60,592,594)   (7,300,313)  (104,903,645)  (12,638,994)    (49,292,975)       (97,836,653)
Fair value of warrants, stock options
  and common stock issued for services
  rendered (Note 8)                           158,659        19,116     (2,110,503)     (254,277)              -                  -
                                          -----------    ----------    -----------    ----------     -----------        -----------

Operating income                              712,444        85,837      4,465,691       538,035      14,270,056         20,447,979
Foreign exchange losses                             -             -       (329,565)      (39,707)        (89,994)           (11,856)
Other expense:
  Interest expense, including interest
  paid to related companies of RMB
  nil and RMB 106,674 for the three
  months and six months ended June 30,
  1998, respectively, and RMB 1,432,373
  and RMB 3,120,181 for the three
  months and six months ended June 30,
  1997, respectively                       (1,648,539     )(198,619)    (2,907,018)     (350,242)     (6,325,617)        (9,730,422)
                                          -----------    ----------    -----------    ----------     -----------        -----------

Income (loss) before income taxes            (936,095)      (112,782)    1,229,108       148,086       7,854,445         10,705,701
Income taxes                               (2,293,208)      (276,290)   (3,414,136)     (411,342)              -         (1,760,000)
                                          -----------    ----------    -----------    ----------     -----------        -----------


                                            (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)(CONTINUED)

                                  Three Months Ended            Six Months Ended        Three Months Ended   Six Months Ended
                                     June 30, 1998                June 30, 1998            June 30, 1997       June 30, 1997
                                -------------------------   --------------------------  ------------------   ----------------
                                     RMB           USD           RMB           USD              RMB                 RMB
                                ------------   ----------   ------------   -----------  ------------------   ----------------
Income (loss) before
  equity in earnings
  of an associated company       (3,229,303)    (389,072)    (2,185,028)     (263,256)        7,854,445           8,945,701

Equity in earnings of an
  associated company             15,651,289    1,885,697     28,569,373     3,442,093         7,621,496          22,651,320
                                ------------   ----------   ------------   -----------       -----------        ------------

Income before minority
  interests                      12,421,986    1,496,625     26,384,345     3,178,837        15,475,941          31,597,021
Minority interests               (3,811,678)    (459,238)   (10,699,020)   (1,289,039)       (5,769,305)        (12,692,619)
                                ------------   ----------   ------------   -----------       -----------        ------------

Net income                        8,610,308    1,037,387     15,685,325     1,889,798         9,706,636          18,904,402
                                ------------   ----------   ------------   -----------       -----------        ------------
                                ------------   ----------   ------------   -----------       -----------        ------------

Net income per share (Note 3)

  -- Basic                             1.07         0.13           1.96          0.24              1.21                2.36
                                ------------   ----------   ------------   -----------       -----------        ------------
                                ------------   ----------   ------------   -----------       -----------        ------------

  -- Diluted                           1.07         0.13           1.95          0.23              1.21                2.36
                                ------------   ----------   ------------   -----------       -----------        ------------
                                ------------   ----------   ------------   -----------       -----------        ------------



   See accompanying notes to the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended        Six Months Ended
                                                           June 30, 1998           June 30, 1997
                                                     --------------------------  ----------------
                                                         RMB           USD             RMB
                                                     -----------   ------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            15,685,325     1,889,798      18,904,402

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Fair value of warrants, stock options
     and common stock issued for services
     rendered                                          2,110,503       254,277               -
   Allowance for doubtful accounts                     4,122,870       496,731      11,958,000
   Depreciation and amortization                      12,887,373     1,552,696      16,747,303
   Foreign exchange losses                               329,565        39,707          11,856
   Minority interests                                 10,699,020     1,289,039      12,692,619
   Equity in earnings of an associated company       (28,569,373)   (3,442,093)    (22,651,320)
   Income taxes payable                                3,331,849       401,428       1,760,000
   Dividend received from an associated company       31,377,381     3,780,407      34,413,512

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                    (103,016,744)  (12,411,656)    (45,511,585)
   Inventories                                        (3,902,882)     (470,227)    (54,255,028)
   Amounts due from related companies                  8,433,524     1,016,087       3,158,560
   Prepayments, deposits and other receivables       (43,029,135)   (5,184,234)    (15,978,006)
 Increase (decrease) in -
   Accounts payable and accrued liabilities          116,010,449    13,977,163      29,218,469
   Customer deposits                                  (6,680,000)     (804,819)    (53,403,600)
   Amount due to an associated company                94,257,322    11,356,304      80,014,651
   Sales taxes payable                                (7,379,121)     (889,051)    (10,661,509)
                                                     -----------   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            106,667,926    12,851,557       6,418,324
                                                     -----------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures on non-current assets                 (1,699,700)     (204,783)              -
   Purchases of property, plant and equipment        (40,384,655)   (4,865,621)     (7,638,930)
   Purchase of interest in brewery                   (16,104,000)   (1,940,241)              -
                                                     -----------   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                (58,188,355)   (7,010,645)     (7,638,930)
                                                     -----------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                34,672,800     4,177,446       3,000,000
   Increase (decrease) in amounts due to related
     companies                                       (19,447,942)   (2,343,125)     16,642,551
   Repayment of capital lease obligations             (6,912,922)     (832,882)     (5,474,826)
   Payment of cash dividend to minority interests    (40,375,595)   (4,864,530)              -
                                                     -----------   ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                           (32,063,659)   (3,863,091)     14,167,725
                                                     -----------   ------------    ------------

Net increase in cash                                  16,415,912     1,977,821      12,947,119
Cash at beginning of period                           76,092,954     9,167,826      39,709,594
                                                     -----------   ------------    ------------

Cash at end of period                                 92,508,866    11,145,647      52,656,713
                                                     -----------   ------------    ------------
                                                     -----------   ------------    ------------


   See accompanying notes to the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


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

For a period of time prior to December 16, 1994, the business of the Company was devoted to seeking potential acquisition or merger opportunities. On December 16, 1994, the Company acquired all of the outstanding shares of capital stock of High Worth Holdings, Ltd., a British Virgin Islands corporation ("Holdings"), from Oriental Win Holdings Ltd. ("Oriental Win") and Goldchamp Ltd. ("Goldchamp") in exchange for 3,960,000 shares and 240,000 shares of the Company's Class A Common Stock issued to Oriental Win and Goldchamp, respectively, and 3,000,000 shares of the Company's Class B Common Stock issued to Oriental Win. Subsequently, on October 14, 1996, Oriental Win transferred the 3,960,000 shares of Class A Common Stock and the 3,000,000 shares of Class B Common Stock to its shareholders. As a result, West Coast Star Enterprises Ltd., as the 60% shareholder of Oriental Win, became the Company's controlling shareholder. The shares of Class B Common Stock carry two votes per share but are otherwise equivalent to the shares of Class A Common Stock. In addition, the Company issued an aggregate of 600,000 shares of Class A Common Stock to various parties for consulting services in connection with the acquisition. The shares of Class A and Class B Common Stock issued in conjunction with the acquisition represented approximately 98.1% of the issued and outstanding shares of the Company, after all shares were issued and a 1-for-22 reverse stock split which was effected on November 22, 1994.

BUSINESS - The Company, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). Holdings is a holding company that was formed solely to effect the acquisition of Zhaoqing Blue Ribbon High Worth Brewery, Ltd., a Sino-foreign joint venture ("High Worth JV"), which was registered in the PRC on July 2, 1994, in which Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon") owns a 40% interest and Holdings owns a 60% interest.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

In January 1998, the Company, through High Worth JV, established a brewery in Hubei Province pursuant to a joint venture agreement in which High Worth JV acquired a 55% interest in Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), equivalent to an effective interest of 33%. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998. Commencing June 1998, the Marketing Company also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution.

Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement which will allow it to acquire a 51% interest in Sichuan Brewery. On February 12, 1998, the Board of Directors of High Worth JV resolved that the new shareholding structure for Sichuan Brewery should be revised to reflect 60% owned by High Worth JV (equivalent to an effective interest of 36%) and 40% owned by E Mei Brewery upon completion of the acquisition. Sichuan Brewery commenced the production of Pabst Blue Ribbon beer in April 1997.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

BASIS OF PRESENTATION - For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquiror (reverse acquisition). Accordingly, the historical financial statements prior to December 16, 1994 are those of Holdings.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The acquisition on October 31, 1994 of Zhaoqing Brewery HC, including Zhaoqing Brewery HC's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. Since High Worth JV had no operations prior to this acquisition, consolidated financial statements have been prepared commencing October 31, 1994, to reflect the post-acquisition consolidated results of the operations of Zhaoqing Brewery and Noble Brewery attributable to the Company. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1997 and June 30, 1998. The Company believes that its operating cash flow, combined with cash on hand, bank lines of credit and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the foreseeable future.

Certain prior period amounts have been reclassified to conform with the current year's presentation.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)

FOREIGN CURRENCY TRANSLATION - In preparing the consolidated financial statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transactions are translated into RMB using the applicable rates of exchange, quoted by the People's Bank of China (the "unified exchange rate"). Monetary assets and liabilities denominated in foreign currencies have been translated into RMB using the unified exchange rate prevailing at the balance sheet dates. The resulting exchange gains or losses have been credited or charged to the statements of income for the periods in which they occur.

The Company's share capital is denominated in United States dollars ("USD") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on June 30, 1998 of USD1.00 = RMB8.30. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

NOTE 2.  COMMENTS

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

The results of operations for the three months and six months ended June 30, 1998 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


NOTE 3.  EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock (Class A and Class B) outstanding during the period. Diluted earnings per share are calculated by dividing net income by the basic common shares and all dilutive securities, but does not include the impact of contingently issuable securities or potential common shares which would be anti-dilutive. Net income per share for the three months and six months ended June 30, 1997 was not restated as a result of SFAS 128.

Potentially dilutive securities outstanding at June 30, 1998 consist of 40,000 contingently issuable shares of common stock, warrants to purchase 150,000 shares of common stock and stock options to purchase 280,000 shares of common stock. These dilutive securities were not outstanding during 1997.

The following tables present the components of basic and diluted earnings per share:

                                Three Months Ended June 30,                 Six Months Ended June 30,
                          -------------------------------------       --------------------------------------
                                    1998                1997                    1998                  1997
                          -----------------------     ---------       ------------------------     ----------
                              RMB          USD           RMB             RMB            USD            RMB
                          ---------     ---------     ---------       ----------     ---------     ----------
Basic Earnings Per
Share Computation
------------------
Net income                8,610,308     1,037,387     9,706,636       15,685,325     1,889,798     18,904,402
                          ---------     ---------     ---------       ----------     ---------     ----------
                          ---------     ---------     ---------       ----------     ---------     ----------
Weighted average
  common shares
  outstanding             8,010,013     8,010,013     8,000,013        8,006,680     8,006,680      8,000,013
                          ---------     ---------     ---------       ----------     ---------     ----------
                          ---------     ---------     ---------       ----------     ---------     ----------
Net income per
  share - Basic                1.07          0.13          1.21             1.96          0.24           2.36
                          ---------     ---------     ---------       ----------     ---------     ----------
                          ---------     ---------     ---------       ----------     ---------     ----------

Diluted Earnings Per
Share Computation
--------------------
Net income                8,610,308     1,037,387     9,706,636       15,685,325     1,889,798     18,904,402
                          ---------     ---------     ---------       ----------     ---------     ----------
                          ---------     ---------     ---------       ----------     ---------     ----------
Weighted average
  common shares
  outstanding             8,010,013     8,010,013     8,000,013        8,006,680     8,006,680      8,000,013
Net shares issuable
  Upon exercise of
  stock options and
  warrants                   57,820        57,820             -           50,593        50,593              -
                          ---------     ---------     ---------       ----------     ---------     ----------
Diluted common
  shares outstanding      8,067,833     8,067,833     8,000,013        8,057,273     8,057,273      8,000,013
                          ---------     ---------     ---------       ----------     ---------     ----------
                          ---------     ---------     ---------       ----------     ---------     ----------
Net income per
  share - Diluted              1.07          0.13          1.21             1.95          0.23           2.36
                          ---------     ---------     ---------       ----------     ---------     ----------
                          ---------     ---------     ---------       ----------     ---------     ----------

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


NOTE 4.  INVENTORIES

Inventories consisted of the following at June 30, 1998 and December 31, 1997:


                            June 30, 1998            December 31, 1997
                       ------------------------   -----------------------
                          RMB           USD          RMB          USD
                       ----------    ----------   ----------   ----------
Raw  materials         19,420,893     2,339,867   26,189,345    3,155,343
Work in progress        7,263,000       875,060    7,164,153      863,151
Finished goods         66,802,431     8,048,486    6,229,944    6,774,692
                       ----------    ----------   ----------   ----------
                       93,486,324    11,263,413   89,583,442   10,793,186
                       ----------    ----------   ----------   ----------
                       ----------    ----------   ----------   ----------

NOTE 5.  ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. As of June 30, 1998 and December 31, 1997, advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), Redcliffe Holdings Ltd. and Oriental Win were approximately RMB 39,800,000, RMB 13,300,000, RMB 13,300,000 and RMB 7,200,000, respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


NOTE 6.  INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary as follows:

                                                          RMB
                                                      -----------
   Unlisted investment, at cost,
     October 31, 1994                                 209,361,595

   The Company's share of earnings and
     dividends of an associated company:
     Earnings -
       Two months ended December 31, 1994               7,812,392
       For the year ended December 31, 1995            34,213,058
       For the year ended December 31, 1996            34,039,622
       For the year ended December 31, 1997            52,426,546
       Three months ended March 31, 1998               12,918,084
       Three months ended June 30, 1998                15,651,289

     Dividends -
       Declared and paid during 1995                  (28,644,569)
       Declared and paid during 1996                  (39,797,878)
       Declared and paid during 1997                  (34,413,511)
       Declared and paid during the six
         months ended June 30, 1998                   (31,377,381)
                                                      -----------

   Unlisted investment, June 30, 1998                 232,189,247
                                                      -----------
                                                      -----------

The condensed statements of operations of Noble Brewery for the three months and six months ended June 30, 1998 and 1997 are as follows:

                                  Three Months Ended         Six Months Ended        Three Months Ended      Six Months Ended
                                     June 30, 1998              June 30,1998            June 30, 1997         June 30, 1997
                               -----------------------    ------------------------   ------------------      ----------------
                                   RMB        USD             RMB          USD               RMB                    RMB
                               -----------  ----------    -----------   ----------   ------------------      ----------------
Net sales                      192,096,472  23,144,153    338,111,498   40,736,325       200,222,817            367,405,364
                               -----------  ----------    -----------   ----------       -----------            -----------
                               -----------  ----------    -----------   ----------       -----------            -----------

Net income                      42,336,205   5,100,748     72,398,901    8,722,759        30,942,645             62,611,612
                               -----------  ----------    -----------   ----------       -----------            -----------
                               -----------  ----------    -----------   ----------       -----------            -----------

The Company's share
  of net income after
  adjustment of unrealised
  intercompany profit           15,651,289   1,885,697     28,569,373    3,442,093         7,621,496             22,651,320
                               -----------  ----------    -----------   ----------       -----------            -----------
                               -----------  ----------    -----------   ----------       -----------            -----------

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


NOTE 7.  ACQUISITION OF INTEREST IN BREWERY

On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery with an initial annual production capacity of 40,000 metric tons or 340,000 barrels of beer. The new brewery is designated Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. High Worth JV is responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon brewing complex. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998.

During the six months ended June 30, 1998, High Worth JV paid RMB 16,104,000, representing its 55% capital investment in the joint venture, and recorded such transaction under the purchase method of accounting as follows:

                                                          RMB
                                                     -----------
          Property, plant and equipment               29,280,000
          Minority interests                         (13,176,000)
                                                     -----------
                                                      16,104,000
                                                     -----------
                                                     -----------

No pro forma results of operations have been presented for the three months and six months ended June 30, 1997, as Zao Yang High Worth Brewery did not commence operations until June 1998, and had nominal revenues for such month.

NOTE 8.  SHAREHOLDERS' EQUITY

Stock Option Plan -

On January 2, 1998, the 1998 Stock Option Plan (the "Plan") was adopted by the majority of the shareholders of the Company and approved by the Board of Directors. The Plan provides for the granting of stock options from time to time to eligible persons to purchase an aggregate of up to 800,000 shares of Class A Common Stock, as either incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). The exercise price of all ISOs will be equal to the fair market value of the common stock on the date the option is granted, except that in the case of ISOs granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the price will be not less than 110% of such fair market value.

                    CBR BREWING COMPANY, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED) (Continued)
                      SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE 8.  SHAREHOLDERS' EQUITY (continued)

On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005.

The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,445 and RMB 1,869,803 of compensation expense during the three months and six months ended June 30, 1998, respectively.

Consulting Contract -

On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which were recorded as a charge to operations for the six months ended June 30, 1998 at their estimated fair market value of RMB 240,700 (US$29,000). A total of 40,000 shares of the Company's Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock are issuable based on the consulting company completing certain pre-defined objectives (the "Contingent Securities"). The initial term of the contract was through June 17, 1998, but was subsequently extended to August 18, 1998. The warrants to purchase 150,000 shares of Class A Common Stock will be exercisable for a period of 2.5 years from the date the objectives are reached, and will consist of 50,000 warrants exercisable at US$3.50, 50,000 warrants exercisable at US$4.50 and 50,000 warrants exercisable at US$5.50 per share.

As of June 30, 1998, none of the objectives that would require the issuance of any portion of the Contingent Securities had been completed. Although the Company has extended the period for the consulting company to complete the pre-defined objectives to August 18, 1998, the Company currently estimates that none of the pre-defined objectives will be reached as of such date.

The Company accounts for warrants granted to non-employees in accordance with SFAS 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company recorded non-cash compensation expense related to such warrants of RMB 333,104 during the three months ended March 31, 1998. However, as a result of the previously described change in estimate, the Company reversed such expense during the three months ended June 30, 1998. Accordingly, the Contingent Securities were not included in the calculation of earnings per share for the three months and six months ended June 30, 1998.

                    CBR BREWING COMPANY, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE 9.  DIVIDEND TO MINORITY INTERESTS

On November 25, 1997, the Board of Directors of High Worth JV declared the first dividend distribution, in which Holdings was entitled to approximately RMB 83,000,000. The dividend is being distributed in instalments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1997, partial dividends of RMB 15,000,000 and RMB 10,000,000 were distributed to Guangdong Blue Ribbon and Holdings, respectively. During the six months ended June 30, 1998, the balance of the dividends of RMB 40,375,595 and RMB 73,063,392 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Quarterly Report on Form 10-Q for the three months ended June 30, 1998 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

     During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion of Pabst Blue Ribbon beer in China. Prior to November 1996, the Marketing Company also sold mineral water, non-carbonated soft drinks and red wine produced by Guangdong Blue Ribbon and bearing the Blue Ribbon label. Zhaoqing Brewery HC owns a 70% interest and Guangdong Blue Ribbon directly owns a 30% interest in the Marketing Company. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company, resulting in the Company owning a 42% net interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced the distribution of their production of Pabst Blue Ribbon beer through the Marketing Company during April 1995 and July 1995, respectively. Commencing April 1997, the Marketing Company began purchasing Sichuan Brewery's production of Pabst Blue Ribbon beer for distribution. Commencing June 1998, the Marketing Company began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis.

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

     Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will have been transferred to High Worth JV. During the year ended December 31, 1997 and the six months ended June 30, 1998, the operating activities of Zhaoqing Brewery were part of High Worth JV. The consensus and approval from the local tax authority were obtained in 1996. In the following text, "Zhaoqing Brewery" refers to the brewing complex, which was transferred to High Worth
JV in January 1996, and "Zhaoqing Brewery HC" refers to the PRC entity that previously owned the brewing complex from November 1994 through December 1995.

     In January 1998, the Company, through High Worth JV, established a brewery in Hubei Province pursuant to a joint venture agreement in which High Worth JV acquired a 55% interest in Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), equivalent to an effective interest of 33%. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998. The consolidated financial statements include the accounts of Zao Yang High Worth Brewery on a consolidated basis.

     Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement which will allow it to acquire a 51% interest in Sichuan Brewery. Sichuan Brewery will be restructured and renamed Sichuan Blue Ribbon High Worth Brewery E Mei Limited ("Sichuan High Worth Brewery"). On February 12, 1998, the Board of Directors of High Worth JV resolved that the new shareholding structure for Sichuan High Worth Brewery should be revised to reflect 60% owned by High Worth JV (equivalent to an effective interest of 36%) and 40% owned by E Mei Brewery upon completion of the acquisition. The existing assets in Sichuan Brewery will be revalued to derive their fair market value prior to the completion of the formal restructuring. Due to the complexity of the revaluation procedures and the complicated verification regulations, the expected completion date of the acquisition has been extended through the end of 1998.

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

Business:

     The Company produces Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China is experiencing a steady overall growth rate, although the growth has recently shifted from premium beers to lower priced beers. There is a substantial difference in the price at which local or regional beer is sold in China as compared to the price of foreign or premium brands. Generally, a 640 ml. bottle of local or regional beer would typically sell for 1 - 2 RMB, as compared to a foreign or premium beer, which would sell for 4 - 6 RMB.

     Due in part to the recent economic turmoil in Asia, the growth in China's economy has begun to experience a decline. As a result, demand for goods and services by Chinese consumers has been weakening, causing a softening of the premium beer market in China. Management anticipates that the market demand for high priced foreign premium labels will be stagnant as consumers shift to lower priced beer products. The competition among major Chinese breweries to maintain market share under the current economic conditions is also expected to place continuing pressure on the Company's operating results during 1998. Management has responded to changing market conditions by broadening its product line, expanding distribution and acquiring new breweries.

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

     High Worth JV, pursuant to the joint venture agreement, is assisting Zao Yang High Worth Brewery to modernize its brewing technology and renovate its existing equipment in order to convert the brewery into another Pabst Blue Ribbon brewing complex. Through June 30, 1998, the Company had expended approximately RMB 34,100,000 for the conversion and renovation of Zao Yang High Worth Brewery.

     By the end of April 1998, the technical renovation process to convert the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex had been substantially completed. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998. For the three months and six months ended June 30, 1998, the Marketing Company distributed 554 metric tons of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery.

     Sichuan Brewery: Sichuan Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of Le Shan City, Sichuan Province, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. The original facilities of Sichuan Brewery were constructed in 1988 with annual production capacity, based on old brewing technology, of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to late 1996, the facilities were used exclusively to produce beer under domestic local brands. Guangdong Blue Ribbon acquired the brewery as its branch and began to convert the facility into a Pabst Blue Ribbon brewing complex in late 1996. In April 1997, Sichuan Brewery commenced the production of beer under the Pabst Blue Ribbon label, which was sold to the Marketing Company for resale. For the three month and six months ended June 30, 1998, the Marketing Company distributed 4,437 metric tons and 7,235 tons, respectively, of Pabst Blue Ribbon beer produced by Sichuan Brewery. As the acquisition procedures have not been completed, the operating results of Sichuan Brewery have not been included in the Company's consolidated results of operations for the three months and six months ended June 30, 1998.

Consolidated Results of Operations:


Three Months Ended June 30, 1998 and 1997 -

     Sales: For the three months ended June 30, 1998, net sales were RMB 338,427,719. During the three months ended June 30, 1998, the Marketing Company purchased RMB 204,206,270 and RMB 18,098,523 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. All the beer sales during the three months ended June 30, 1998 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand. For the three months ended June 30, 1997, net sales were RMB 331,145,259. During the three months ended June 30, 1997, the Marketing Company purchased RMB 212,711,166 and RMB 20,395,041 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Approximately 99.8% of total beer sales during the three months ended June 30, 1997 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand. All sales during the three months ended June 30, 1998 and 1997 were conducted through the Marketing Company and were attributable to beer sales.

     During the three months ended June 30, 1998, net sales of beer products increased by RMB 7,282,460 or 2.2% to RMB 338,427,719, as compared to RMB 331,145,259 for the three months ended June 30, 1997. The Company sold 71,732 metric tons of beer to distributors in 1998 as compared to 64,324 metric tons of beer in 1997, an increase of 11.5%. The increase in net sales of beer products during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 was primarily attributable to the increase in sale volume.

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

     During the three months ended June 30, 1998, Zhaoqing Brewery sold 22,339 metric tons of beer to the Marketing Company, all of which was Pabst Blue Ribbon beer. During the three months ended June 30, 1997, Zhaoqing Brewery sold 24,646 metric tons to the Marketing Company, of which 296 metric tons

(1.2%) were local brand beer and 24,350 metric tons (98.8%) were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 2,307 metric tons or 9.4% from 1997 to 1998.

     During the three months ended June 30, 1998, Zao Yang High Worth Brewery sold 554 metric tons of beer to the Marketing Company, all of which was Pabst Blue Ribbon beer.

     During the three months ended June 30, 1998 and 1997, Sichuan Brewery sold 4,437 metric tons and 4,229 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

     The Marketing Company regulates the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

     Gross Profit: For the three months ended June 30, 1998, total gross profit was RMB 61,146,379 or 18.1% of total net sales. For the three months ended June 30, 1997, total gross profit was RMB 63,563,031 or 19.2% of total net sales. Gross profit from beer sales decreased by RMB 2,416,652 to RMB 61,146,379 in 1998 as compared to RMB 63,563,031 in 1997 as a result of the shift in sales mix to lower margin products.

     The Company expects that it will experience pressure on its gross profit margin during the remainder of 1998 as a result of a general softening of consumer demand in China, caused in part by the economic turmoil in Asia, continued competition from major breweries in China seeking to protect their market share, and the increase in sales of lower margin products. The Company also expects that the recent flooding in China will have a negative impact on results of operations for the three months ending September 30, 1998, by causing reduced consumer demand and, as a result of flooded roads (particularly in Hubei and Hunan Provinces), by interfering with the Company's ability to deliver beer to its distributors in the affected provinces.

     Selling, General and Administrative Expenses: For the three months ended June 30, 1998, selling, general and administrative expenses were RMB 60,592,594 or 17.9% of net sales, consisting of selling expenses of RMB 37,856,807 and general and administrative expenses of RMB 22,735,787. Net of an allowance for doubtful accounts of RMB 2,146,679 for the three months ended June 30, 1998, general and administrative expenses were RMB 20,589,108. For the three months ended June 30, 1997, selling, general and administrative expenses were RMB 49,292,975 or 14.9% of net sales, consisting of selling expenses of RMB 25,278,619 and general and administrative expenses of RMB 24,014,356. Net of an allowance for doubtful accounts of RMB 7,848,000 for the three months ended June 30, 1997, general and administrative expenses were RMB 16,166,356.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 12,578,188 or 49.8% in 1998 as compared to 1997, and as a percent of net sales, to 11.2% in 1998 from 7.6% in 1997. Selling expenses increased in 1998 as compared to 1997, both on an absolute basis and as a percentage of sales, as a result of the Company's implementation of a substantially expanded advertising and promotional program to stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, as a result of softening consumer demand and increasing competition from foreign premium brand beer.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' operations are included in the Company's operating results. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. During the three months ended June 30, 1998, the Marketing Company incurred an operating loss of approximately RMB 14,024,000, which reduced operating income commensurately.

     General and administrative expenses include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company.
Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 4,422,752 or 27.4% in 1998 as compared to 1997, and as a percentage of net sales, to 6.1% in 1998 from 4.9% in 1997. General and administrative expenses increased in 1998 as compared in 1997 primarily as a result of increased personnel related costs and costs associated with the operation of a public company.

     On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005.
The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,445 of compensation expense during the three months ended June 30, 1998.

     On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which were recorded as a charge to operations for the six months ended June 30, 1998 at their estimated fair market value of RMB 240,700 (US$29,000). A total of 40,000 shares of the Company's Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock are issuable based on the consulting company completing certain pre-defined objectives (the "Contingent Securities"). The initial term of the contract was through June 17, 1998, but was subsequently extended to August 18, 1998. The warrants to purchase 150,000 shares of Class A Common Stock will be exercisable for a period of 2.5 years from the date the objectives are reached, and will consist of 50,000 warrants exercisable at US$3.50 per share, 50,000 warrants exercisable at US$4.50 per share and 50,000 warrants exercisable at US$5.50 per share.

     As of June 30, 1998, none of the objectives that would require the issuance of any portion of the Contingent Securities had been completed. Although the Company has extended the period of completing the pre-defined objectives to August 18, 1998, the Company does not expect that the pre-defined objectives will be reached when the contract expires on August 18, 1998.

     The Company accounts for warrants granted to non-employees in accordance with SFAS 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company recorded non-cash compensation expense related to such warrants of RMB 333,104 during the three months ended March 31, 1998. However, as a result of the previously described change in estimate, the Company reversed such expense during the three months ended June 30, 1998.

     Operating Income: For the three months ended June 30, 1998, operating income was RMB 712,444 or 0.2% of net sales. For the three months ended June 30, 1997, operating income was RMB 14,270,056 or 4.3% of net sales. The decrease in operating income is primarily attributable to the shift in sales mix to lower margin products, increased selling, general and administrative expenses, and the Marketing Company's operating loss. The adjustment and regulation of production between Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery by the Marketing Company also contributed to the decrease in operating income.

     Interest Expense: For the three months ended June 30, 1998, interest expense decreased by RMB 4,677,078 or 73.9% to RMB 1,648,539, as compared to RMB 6,325,617 for the three months ended June 30, 1997. Interest expense decreased in 1998 as compared to 1997 as a result of decreases in customer deposits, capital lease obligations and amounts due to related companies.

     Income Taxes: The two-year income tax holiday for High Worth JV expired on December 31, 1997. Commencing in 1998, High Worth JV is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the three months ended June 30, 1998, income tax expense of RMB 2,293,208 was recorded. For the three months ended June 30, 1997, no income tax expense was recorded.

     Net Income: Net income decreased to RMB 8,610,308 for the three months ended June 30, 1998, as compared to RMB 9,706,636 for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 and 1997 -

     Sales: For the six months ended June 30, 1998, net sales were RMB 624,060,225. During the six months ended June 30, 1998, the Marketing Company purchased RMB 359,171,356 and RMB 29,200,361 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Approximately 99.7% of total beer sales during the six months ended June 30, 1998 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand. For the six months ended June 30, 1997, net sales were RMB 642,040,775. During the six months ended June 30, 1997, the Marketing Company purchased RMB 389,609,940 and RMB 20,395,041 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Approximately 99.8% of total beer sales during the six months ended June 30, 1997 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand. All sales during the six months ended June 30, 1998 and 1997 were conducted through the Marketing Company and were attributable to beer sales.

     During the six months ended June 30, 1998, net sales of beer products decreased by RMB 17,980,550 or 2.8% to RMB 624,060,225, as compared to RMB 642,040,775 for the six months ended June 30, 1997. The Company sold 127,711 metric tons of beer to distributors in 1998 as compared to 122,861 metric tons of beer in 1997, an increase of 3.9%. The decrease in net sales of beer products during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 was primarily attributable to a shift in consumer demand to lower priced beer products. As a result, during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, although the Company recorded a 3.9% increase in the volume of beer sold, it incurred a decrease of 2.8% in sales, reflecting a lower average sales price per metric ton of beer.

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

     During the six months ended June 30, 1998, Zhaoqing Brewery sold 41,240 metric tons of beer to the Marketing Company, of which 810 metric tons (2.0%) were local brand beer and 40,430 metric tons (98.0%) were Pabst Blue Ribbon beer. During the six months ended June 30, 1997, Zhaoqing Brewery sold 43,511 metric tons to the Marketing Company, of which 657 metric tons (1.5%) were local brand beer and 42,854 metric tons (98.5%) were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 2,271 metric tons or 5.2% from 1997 to 1998.

     During the six months ended June 30, 1998, Zao Yang High Worth Brewery sold 554 metric tons of beer to the Marketing Company, all of which was Pabst Blue Ribbon beer.

     During the six months ended June 30, 1998 and 1997, Sichuan Brewery sold 7,235 metric tons and 4,229 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

     The Marketing Company regulates the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

     Gross Profit: For the six months ended June 30, 1998, total gross profit was RMB 111,479,839 or 17.9% of total net sales. For the six months ended June 30, 1997, total gross profit was RMB 118,284,632 or 18.4% of total net sales. Gross profit from beer sales decreased by RMB 6,804,793 to RMB 111,479,839 in 1998 as compared to RMB 118,284,632 in 1997 as a result of the shift in sales mix to lower margin products.

     The Company expects that it will experience pressure on its gross profit margin during the remainder of 1998 as a result of a general softening of consumer demand in China, caused in part by the economic turmoil in Asia, continued competition from major breweries in China seeking to protect their market share, and the increase in sales of lower margin products. The Company also expects that the recent flooding in China will have a negative impact on results of operations for the three months ending September 30, 1998, by causing reduced consumer demand and, as a result of flooded roads (particularly in Hubei and Hunan Provinces), by interfering with the Company's ability to deliver beer to its distributors in the affected provinces.

     Selling, General and Administrative Expenses: For the six months ended June 30, 1998, selling, general and administrative expenses were RMB 104,903,645 or 16.8% of net sales, consisting of selling expenses of RMB 65,147,048 and general and administrative expenses of RMB 39,756,597. Net of an allowance for doubtful accounts of RMB 4,122,870 for the six months ended June 30, 1998, general and administrative expenses were RMB 35,633,727. For the six months ended June 30, 1997, selling, general and administrative expenses were RMB 97,836,653 or 15.2% of net sales, consisting of selling expenses of RMB 56,723,512 and general and administrative expenses of RMB 41,113,141. Net of an allowance for doubtful accounts of RMB 11,958,000 for the six months ended June 30, 1997, general and administrative expenses were RMB 29,155,141.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 8,423,536 or 14.9% in 1998 as compared to 1997, and as a percent of net sales, to 10.4% in 1998 from 8.8% in 1997. Selling expenses increased in 1998 as compared to 1997, both on an absolute basis and as a percentage of sales, as a result of the Company's substantially expanded advertising and promotional program to maintain and stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, in an attempt to counteract softening consumer demand and increasing competition from foreign premium brand beer.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' operations are included in the Company's operating results. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. During the six months ended June 30, 1998, the Marketing Company incurred an operating loss of approximately RMB 19,343,000, which reduced operating income commensurately.

     General and administrative expenses include the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company.
Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 6,478,586 or 22.2% in 1998 as compared to 1997, and as a percentage of net sales, to 5.7% in 1998 from 4.5% in 1997. General and administrative expenses increased in 1998 as compared in 1997 primarily as a result of increased personnel related costs and costs associated with the operation of a public company.

     On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005.
The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 1,869,803 of compensation expense during the six months ended June 30, 1998.

     On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which were recorded as a charge to operations for the six months ended June 30, 1998 at their estimated fair market value of RMB 240,700 (US$29,000). A total of 40,000 shares of the Company's Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock are issuable based on the consulting company completing certain pre-defined objectives (the "Contingent Securities"). The initial term of the contract was through June 17, 1998, but was subsequently extended to August 18, 1998. The warrants to purchase 150,000 shares of Class A Common Stock will be exercisable for a period of 2.5 years from the date the objectives are reached, and will consist of 50,000 warrants exercisable at US$3.50 per share, 50,000 warrants exercisable at US$4.50 per share and 50,000 warrants exercisable at US$5.50 per share.

     As of June 30, 1998, none of the objectives that would require the issuance of any portion of the Contingent Securities had been completed. Although the Company has extended the period of completing the pre-defined objectives to August 18, 1998, the Company does not expect that the pre-defined objectives will be reached when the contract expires on August 18, 1998.

     The Company accounts for warrants granted to non-employees in accordance with SFAS 123, which requires non-cash compensation expense be recognized over the expected period of benefit. As a result of the Company's expectations that the objectives will not be achieved, the Company did not record a non-cash charge to operations related to such warrants during the six months ended June 30, 1998.

     Operating Income: For the six months ended June 30, 1998, operating income was RMB 4,465,691 or 0.7% of net sales. For the six months ended June 30, 1997, operating income was RMB 20,447,979 or 3.2% of net sales. The decrease in operating income is primarily attributable to the shift in sales mix to lower margin products, increased selling, general and administrative expenses, and the Marketing Company's operating loss. The adjustment and regulation of production between Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery by the Marketing Company also contributed to the decrease in operating income.

     Interest Expense: For the six months ended June 30, 1998, interest expense decreased by RMB 6,823,404 or 70.1% to RMB 2,907,018, as compared to RMB 9,730,422 for the six months ended June 30, 1997. Interest expense decreased in 1998 as compared to 1997 as a result of decreases in customer deposits, capital lease obligations and amounts due to related companies.

     Income Taxes: The two-year income tax holiday for High Worth JV expired on December 31, 1997. Commencing in 1998, High Worth JV is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the six months ended June 30, 1998, income tax expense of RMB 3,414,136 was recorded. For the six months ended June 30, 1997, deferred income tax expense of RMB 1,176,000 was recorded.

     Net Income: Net income decreased to RMB 15,685,325 for the six months ended June 30, 1998, as compared to RMB 18,904,402 for the six months ended June 30, 1997.

Results of Operations - Noble Brewery:


Three Months Ended June 30, 1998 and 1997 -

     Sales: For the three months ended June 30, 1998 and 1997, net sales were RMB 192,096,472 and RMB 200,222,817, respectively.

     During the three months ended June 30, 1998, Noble Brewery sold 46,706 metric tons of beer to the Marketing Company, as compared to 48,663 metric tons of beer during the three months ended June 30, 1997. Total beer sold by Noble Brewery to the Marketing Company decreased by 1,957 metric tons or 4.0% from 1997 to 1998.

     Gross Profit: For the three months ended June 30, 1998 and 1997, gross profit was RMB 62,629,296 or 32.6% of net sales and RMB 52,699,609 or 26.3% of net sales, respectively.

     Selling, General and Administrative Expenses: For the three months ended June 30, 1998, selling, general and administrative expenses totalled RMB 13,439,911 or 7.0% of net sales, consisting of selling expenses of RMB 1,172,920 and general and administrative expenses of RMB 12,266,991. For the three months ended June 30, 1997, selling, general and administrative expenses totalled RMB 15,638,151 or 7.8% of net sales, consisting of selling expenses of RMB 531,616 and general and administrative expenses of RMB 15,106,535. Selling expenses consist of warehousing, storage and freight costs.

     Operating Income: For the three months ended June 30, 1998 and 1997, operating income was RMB 49,189,385 or 25.6% of net sales and RMB 37,061,458 or 18.5% of net sales, respectively.

     Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery was required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended June 30, 1998, income tax expense of RMB 6,853,180 was recorded. For the three months ended June 30, 1997, income tax expense of RMB 5,761,593 was recorded.

     Net Income: Net income increased to RMB 42,336,205 or 22.0% of net sales for the three months ended June 30, 1998, as compared to RMB 30,942,645 or 15.5% of net sales for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 and 1997 -

     Sales: For the six months ended June 30, 1998 and 1997, net sales were RMB 338,111,498 and RMB 367,405,364, respectively.

     During the six months ended June 30, 1998, Noble Brewery sold 80,932 metric tons of beer to the Marketing Company, as compared to 85,155 metric tons of beer during the six months ended June 30, 1997. Total beer sold by Noble Brewery to the Marketing Company decreased by 4,223 metric tons or 5.0% from 1997 to 1998.

     Gross Profit: For the six months ended June 30, 1998 and 1997, gross profit was RMB 107,248,359 or 31.7% of net sales and RMB 101,089,065 or 27.5% of net sales, respectively.

     Selling, General and Administrative Expenses:  For the six months ended

June 30, 1998, selling, general and administrative expenses totalled RMB 23,906,649 or 7.1% of net sales, consisting of selling expenses of RMB 2,963,154 and general and administrative expenses of RMB 20,943,495. For the six months ended June 30, 1997, selling, general and administrative expenses totalled RMB 27,161,027 or 7.4% of net sales, consisting of selling expenses of RMB 1,732,687 and general and administrative expenses of RMB 25,428,340. Selling expenses consist of warehousing, storage and freight costs.

     Operating Income: For the six months ended June 30, 1998 and 1997, operating income was RMB 83,341,710 or 24.6% of net sales and RMB 73,928,038 or 20.1% of net sales, respectively.

     Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery was required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the six months ended June 30, 1998, income tax expense of RMB 11,129,730 was recorded. For the six months ended June 30, 1997, income tax expense of RMB 11,533,619 was recorded.

     Net Income: Net income increased to RMB 72,398,901 or 21.4% of net sales for the six months ended June 30, 1998, as compared to RMB 62,611,612 or 17.0% of net sales for the six months ended June 30, 1997.


Consolidated Financial Condition - June 30, 1998:

     Liquidity and Capital Resources -

     For the six months ended June 30, 1998, the Company's operations provided cash resources of RMB 106,667,926. The Company's cash balance increased by RMB 16,415,912 to RMB 92,508,866 at June 30, 1998, as compared to RMB 76,092,954 at December 31, 1997. The Company's net working capital deficit increased by RMB 20,581,483 to RMB 123,306,742 at June 30, 1998, as compared to RMB 102,725,259 at December 31, 1997, and the Company's current ratio at June 30, 1998 was 0.81:1, as compared to 0.79:1 at December 31, 1997.

     Net of an allowance for doubtful accounts of RMB 4,122,870 for the six months ended June 30, 1998, accounts and bills receivable increased by RMB 103,016,744 or 66.0% to RMB 254,916,207 at June 30, 1998, as compared to RMB
156,022,333 at December 31, 1997, as a result of the seasonal nature of the business and a general slowdown in collections. Commencing January 1, 1997, as a result of more intense competition from other premium brand beers in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security for their purchases. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure part or all of the payment on the due date. The Marketing Company has also provided extended credit terms to certain distributors that meet minimum financial criteria. The rate of increase of bills receivable has slowed substantially during the six months ended June 30, 1998. At June 30, 1998, bills receivable had increased to RMB 38,052,930, as compared to RMB 35,555,400 at December 31, 1997. Bills receivable represented 14.9% of total accounts and bills receivable at June 30, 1998, as compared to 22.8% of accounts and bills receivable at December 31, 1997.

     The Company's inventories increased by RMB 3,902,882 or 4.4% to RMB 93,486,324 at June 30, 1998, as compared to RMB 89,583,442 at December 31, 1997.

     The Company's prepayments, deposits and other receivables increased by RMB 43,029,135 or 179.2% to RMB 67,047,046 at June 30, 1998, as compared to
RMB 24,017,911 at December 31, 1997. The increase in prepayments, deposits and other receivables was mainly due to an increase in prepayments related to expanded advertising and promotional programs scheduled for the remainder of 1998.

     The Company's accounts payable and accrued liabilities increased by RMB 116,010,449 or 118.6% to RMB 213,825,452 at June 30, 1998, as compared to RMB
97,815,003 at December 31, 1997. The increase in accounts payable and accrued liabilities was mainly due to the extended and deferred payment terms allowed by certain suppliers to settle obligations related to the purchases of raw materials, packing materials, and similar items.

     Customer deposits decreased by RMB 6,680,000 or 100.0% to RMB nil at June 30, 1998, as compared to RMB 6,680,000 at December 31, 1997, as a result of the change in credit policy implemented by the Marketing Company in 1997 in response to the changing market environment. Since the Company pays interest on customer deposits, the decrease in customer deposits during 1998 has also contributed to a decrease in interest expense in 1998 as compared to 1997.

     The amount due to an associated company increased by RMB 94,257,322 or 45.1% to RMB 303,340,657 at June 30, 1998, as compared to RMB 209,083,335 at
December 31, 1997, and represents the amounts due to Noble Brewery for the Marketing Company's purchases of Pabst Blue Ribbon beer. As a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

     Net of the cash dividend of RMB 40,375,595 paid to Guangdong Blue Ribbon by High Worth JV, the amounts due to related companies decreased by RMB 19,447,942 or 25.2% to RMB 17,343,059 at June 30, 1998, as compared to RMB
77,166,596 at December 31, 1997. The decrease in amounts due to related companies reflected the repayment by the Company of most of the advances from related companies during the six months ended June 30, 1998. Since the Company pays interest on advances from related companies, the decrease in outstanding amounts due to related companies at June 30, 1998 has also contributed to a decrease in interest expense during the three months and six months ended June 30, 1998, as compared to the three months and six months ended June 30, 1997.

     During the six months ended June 30, 1998, the Company's short-term secured bank loans increased by RMB 34,672,800. The bank loans bear interest at rates ranging from 9% to 12.1%. A substantial portion of the bank loans have been utilized to fund the working capital requirements of High Worth JV and Zao Yang High Worth Brewery.

     On November 25, 1997, the Board of Directors of High Worth JV declared the first dividend distribution, in which Holdings was entitled to approximately RMB 83,000,000. The dividend is being distributed in instalments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1997, partial dividends of RMB 15,000,000 and RMB 10,000,000 were distributed to Guangdong Blue Ribbon and Holdings, respectively. During the six months ended June 30, 1998, the balance of the dividends of RMB 40,375,595 and RMB 73,063,392 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

     On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery with an initial annual production capacity of 40,000 metric tons or 340,000 barrels of beer. The new brewery is designated Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. High Worth JV is responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon brewing complex. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998. During the six months ended June 30, 1998, High Worth JV paid RMB 16,104,000, representing its 55% capital investment in the joint venture.

     For the six months ended June 30, 1998, additions to property, plant and equipment aggregated RMB 40,384,655, which includes approximately RMB 34,100,000 spent on the conversion and renovation of Zao Yang High Worth Brewery. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 1998 will be approximately RMB 20,000,000, a portion of which is expected to be financed through capital leases. The Company anticipates that additional capital expenditures in connection with the continuous technical renovation process of converting the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex during the remainder of 1998 will be approximately RMB 10,000,000, a portion of which is expected to be financed by new bank borrowings.

     In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - US$4,800,000; Mapesbury Limited - US$1,600,000; Redcliffe Holdings Ltd. - US$1,600,000). The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. As of June 30, 1998 and December 31, 1997, advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), Redcliffe Holdings Ltd. and Oriental Win were approximately RMB 39,800,000, RMB 13,300,000, RMB 13,300,000 and RMB 7,200,00, respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the foreseeable future. In order to finance the continuing capital requirements of the Company, the Company is continuing its efforts to arrange for long-term bank loans or lease financing. In addition, accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of long-term borrowings or an equity financing by the Company.

     Inflation and Currency Matters

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies.

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The recent Asian financial crisis has resulted in a general reduction in domestic production and sales, and a general tightening of credit, throughout China. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then.

     The continuing negative impact of the Asian financial crisis has had an indirect impact on the Company's operations through its effect on consumer demand in China. Although the central government of China has recently indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB. As of June 30, 1998, the Company's only significant USD-denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of RMB 73,617,552, which is not currently scheduled for repayment. In addition, although historically High Worth JV has distributed dividends in USD, in the event of a devaluation, it could elect to distribute dividends in RMB.

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

         Three Months Ended June 30, 1998:  None.

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

                                     CBR BREWING COMPANY, INC.
                                     -------------------------
                                           (Registrant)



Date:  August 18, 1998           By:  /s/ ZI-SHOU CHEN
                                      -----------------------------
                                      Zi-shou Chen
                                      President
                                      (Duly authorized officer)



Date:  August 18, 1998           By:  /s/ GARY C. K. LUI
                                      -----------------------------
                                      Gary C. K. Lui
                                      Chief Financial Officer
                                      (Principal financial officer)