Form 10-Q
period 1998-09-30
CBR BREWING CO INC
filed 1998-11-10
CIK 846012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 1998


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    As of October 31, 1998, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets (Unaudited) - September 30, 1998 and December 31, 1997

                   Condensed Consolidated Statements of Income (Unaudited) - Three Months and Nine Months Ended September 30, 1998 and 1997

                   Condensed Consolidated Statements of Cash Flows
                   (Unaudited) - Nine Months Ended September 30, 1998 and 1997

                   Notes to Condensed Consolidated Financial Statements (Unaudited) - Nine Months Ended September 30, 1998 and 1997


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          September 30, 1998                   December 31, 1997
                                                      --------------------------       ----------------------------
                                                           RMB            USD              RMB               USD
                                                      -------------   ----------       -----------      -----------
ASSETS
Current assets:
   Cash                                                111,612,486      13,447,287      76,092,954        9,167,826
   Accounts and bills receivable, net                  185,821,943      22,388,186     156,022,333       18,797,871
   Inventories (Note 4)                                 92,364,870      11,128,298      89,583,442       10,793,186
   Amounts due from related companies                   22,476,892       2,708,059      29,667,015        3,574,339
   Prepayments, deposits and other
     receivables                                        86,054,771      10,368,045      24,017,911        2,893,724
                                                     -------------     -----------     -----------      ----------

   Total current assets                                498,330,962      60,039,875     375,383,655       45,226,946

Interest in an associated company
   (Note 6)                                            234,927,599      28,304,530     234,997,255       28,312,922

Property, plant and equipment, net
   (Note 7)                                            266,710,183      32,133,757     210,015,830       25,303,112

Non-current assets                                      16,397,500       1,975,602      14,697,800        1,770,819
                                                     -------------     -----------     -----------      ----------

   Total assets                                      1,016,366,244     122,453,764     835,094,540      100,613,799
                                                     -------------     -----------     -----------      ----------
                                                     -------------     -----------     -----------      ----------



                                   (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                              September 30, 1998           December 31, 1997
                                         ---------------------------   -------------------------
                                               RMB           USD           RMB          USD
                                         -------------   -----------   -----------   -----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                          102,672,800    12,370,217    35,500,000     4,277,108
  Capital lease obligations                  7,349,698       885,506     7,349,698       885,506
  Accounts payable
   and accrued liabilities                 199,143,796    23,993,228    97,815,003    11,784,940
  Customer deposits                                  -             -     6,680,000       804,819
  Amounts due to related companies          13,916,367     1,676,671    77,166,596     9,297,181
  Amount due to an associated company      269,431,590    32,461,637   209,083,335    25,190,763
  Income taxes payable                       4,656,782       561,058       260,000        31,325
  Sales taxes payable                       18,953,140     2,283,511    39,841,282     4,800,154
  Deferred tax liabilities                   4,413,000       531,687     4,413,000       531,687
                                         -------------   -----------   -----------   -----------

  Total current liabilities                620,537,173    74,763,515   478,108,914    57,603,483
                                         -------------   -----------   -----------   -----------

Long-term liabilities:
  Bank borrowings                            8,000,000       963,855     8,000,000       963,855
  Capital lease obligations                  1,599,929       192,763     8,512,851     1,025,645
                                         -------------   -----------   -----------   -----------

  Total long-term liabilities                9,599,929     1,156,618    16,512,851     1,989,500
                                         -------------   -----------   -----------   -----------

Minority interests (Note 9)                112,988,160    13,613,031    88,503,839    10,663,113
                                         -------------   -----------   -----------   -----------

Shareholders' advances and
  shareholders' equity:

Advances from shareholders (Note 5)         73,617,552     8,869,585    73,617,552     8,869,585
                                         -------------   -----------   -----------   -----------

Shareholders' equity (Note 8):
Common stock
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares and 5,000,013
  shares outstanding at
  September 30, 1998 and
  December 31, 1997, respectively                4,273           515         4,265           514
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                   2,559           308         2,559           308
Additional paid-in capital                 106,315,134    12,809,052   104,030,194    12,533,758
General reserve and enterprise
  development funds                          8,341,785     1,005,034     8,341,785     1,005,034
Retained earnings                           84,959,679    10,236,106    65,972,581     7,948,504
                                         -------------   -----------   -----------   -----------

  Total shareholders' equity               199,623,430    24,051,016   178,351,384    21,488,118
                                         -------------   -----------   -----------   -----------

  Total shareholders' advances and
   shareholders' equity                    273,240,982    32,920,600   251,968,936    30,357,703
                                         -------------   -----------   -----------   -----------

  Total liabilities, shareholders'
   advances and shareholders'
   equity                                1,016,366,244   122,453,764   835,094,540   100,613,799
                                         -------------   -----------   -----------   -----------
                                         -------------   -----------   -----------   -----------

See accompanying notes to the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                     Three Months Ended           Nine Months Ended       Three Months Ended   Nine Months Ended
                                     September 30, 1998           September 30, 1998      September 30, 1997   September 30, 1997
                                 --------------------------   --------------------------  ------------------   ------------------
                                      RMB           USD            RMB           USD            RMB                  RMB
                                 -------------  -----------   ------------- ------------    -------------        -------------
Sales, including sales
  to related companies
  of nil and RMB 573,401
  for the three months
  and nine months ended
  September 30, 1998,
  respectively, and RMB
  2,174,552, and RMB
  8,705,009 for the three
  months and nine months
  ended September 30, 1997,
  respectively                    266,425,164   32,099,417     903,090,208  108,806,049     290,194,242          944,798,713
Sales taxes                        (5,880,100)    (708,446)    (18,484,919)  (2,227,099)     (5,206,871)         (17,770,567)
                                 -------------  -----------   ------------- ------------    -------------       -------------

Net sales                         260,545,064   31,390,971     884,605,289  106,578,950     284,987,371          927,028,146
Cost of sales, including
  inventory purchased from
  related companies of RMB
  160,725,559 and RMB
  549,097,276 for the three
  months and nine months
  ended September 30, 1998,
  respectively, and RMB
  147,129,339 and RMB
  557,134,320 for the three
  months and nine months
  ended September 30, 1997,
  respectively; and royalty
  fee paid to a related
  company of RMB 1,770,900
  and RMB 5,829,858 for the
  three months and nine months
  ended September 30, 1998,
  respectively, and RMB
  1,469,494 and RMB 5,653,213
  for the three months and
  nine months ended September
  30, 1997, respectively         (218,951,393)  (26,379,685)  (731,531,779) (88,136,358)    (242,867,703)       (766,623,846)
                                 -------------  -----------   ------------- ------------    -------------       -------------
Gross profit                       41,593,671     5,011,286    153,073,510   18,442,592       42,119,668         160,404,300

Selling, general and
  administrative expenses,
  including management fee
  paid to a related company
  of RMB 945,000 for the
  three months ended
  September 30, 1998 and
  1997, and RMB 2,835,000
  for the nine months ended
  September 30, 1998 and 1997     (45,789,244)   (5,516,777)  (150,692,889) (18,155,770)    (41,445,191)        (139,281,844)
Fair value of warrants,
  stock options and common
  stock issued for services
  rendered (Note 8)                  (174,445)      (21,017)    (2,284,948)    (275,295)              -                    -
                                 -------------  -----------   ------------- ------------    -------------       -------------
Operating income (loss)            (4,370,018)     (526,508)        95,673       11,527         674,477           21,122,456
Foreign exchange losses                     -            -        (329,565)     (39,707)        (41,061)             (52,917)
Other expense:
  Interest expense, including
  interest paid to related
  companies of RMB nil and
  RMB 106,674 for the three
  months and nine months
  ended September 30, 1998,
  respectively, and RMB
  1,873,841 and RMB 4,994,022
  for the three months and
  nine months ended September
  30, 1997, respectively           (1,236,672)     (148,997)    (4,143,690)    (499,240)     (3,789,671)         (13,520,093)
                                 -------------  -----------   ------------- ------------    -------------       -------------
Income (loss) before income
  taxes                            (5,606,690)     (675,505)    (4,377,582)    (527,420)     (3,156,255)           7,549,446
Income taxes                       (1,064,933)     (128,305)    (4,479,069)    (539,647)              -           (1,760,000)
                                 -------------  -----------   ------------- ------------    -------------       -------------

                                   (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)(CONTINUED)


                                     Three Months Ended         Nine Months Ended    Three Months Ended     Nine Months Ended
                                     September 30, 1998        September 30, 1998    September 30, 1997    September 30, 1997
                                  ------------------------  ------------------------  ---------------      ------------------
                                      RMB           USD         RMB           USD          RMB                    RMB
                                  -----------   ----------  -----------   ----------   -----------            ------------
Income (loss) before equity
in earnings of an associated
company                            (6,671,623)    (803,810)  (8,856,651)  (1,067,067)   (3,156,255)             5,789,446

Equity in earnings of an
associated company                 10,582,697    1,275,024   39,152,070    4,717,117    13,542,701             36,194,021
                                  -----------   ----------  -----------   ----------  ------------            ------------

Income before minority
interests                           3,911,074      471,214   30,295,419    3,650,050    10,386,446             41,983,467
Minority interests                   (609,301)     (73,410) (11,308,321)  (1,362,448)   (4,433,459)           (17,126,078)
                                  -----------   ----------  -----------   ----------  ------------           ------------

Net income                          3,301,773      397,804   18,987,098    2,287,602     5,952,987             24,857,389
                                  -----------   ----------  -----------   ----------  ------------           ------------
                                  -----------   ----------  -----------   ----------  ------------           ------------


Net income per common share
(Note 3) - Basic                         0.41        0.05         2.37          0.29          0.74                  3.11
                                  -----------   ----------  -----------   ----------  ------------           ------------
                                  -----------   ----------  -----------   ----------  ------------           ------------

  - Diluted                              0.41        0.05         2.37          0.29          0.74                  3.11
                                  -----------   ----------  -----------   ----------  ------------           ------------
                                  -----------   ----------  -----------   ----------  ------------           ------------



See accompanying notes to the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Nine Months Ended       Nine Months Ended
                                                         September 30, 1998      September 30, 1997
                                                     --------------------------  ------------------
                                                         RMB            USD              RMB
                                                     ------------  ------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            18,987,098     2,287,602          24,857,389

Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Fair value of warrants, stock options
     and common stock issued for services
     rendered                                          2,284,948       275,295                   -
   Allowance for doubtful accounts                     5,554,517       669,219          11,958,000
   Depreciation and amortization                      18,522,060     2,231,573          24,551,961
   Foreign exchange losses                               329,565        39,707              52,917
   Minority interests                                 11,308,321     1,362,448          17,126,078
   Equity in earnings of an associated company       (39,152,070)   (4,717,117)        (36,194,021)
   Income taxes payable                                4,396,782       529,733           1,760,000
   Dividend received from an associated company       39,221,726     4,725,509          34,413,512

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                     (35,354,127)   (4,259,533)        (14,820,176)
   Inventories                                        (2,781,428)     (335,112)        (10,968,530)
   Amounts due from related companies                  7,190,123       866,280           5,241,839
   Prepayments, deposits and other receivables       (62,036,860)   (7,474,320)         (9,624,136)
 Increase (decrease) in -
   Accounts payable and accrued liabilities          101,328,793    12,208,288           5,472,808
   Customer deposits                                  (6,680,000)     (804,819)        (53,603,600)
   Amount due to an associated company                60,348,255     7,270,874          44,954,621
   Sales taxes payable                               (20,888,142)   (2,516,644)         (6,345,237)
                                                     -----------   -----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            102,579,561    12,358,983          37,833,425
                                                     -----------   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures on non-current assets                 (1,699,700)     (204,783)                  -
   Purchases of property, plant and equipment        (46,265,978)   (5,574,214)         (9,351,059)
   Purchase of interest in brewery                   (16,104,000)   (1,940,241)                  -
                                                     -----------   -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                (64,069,678)   (7,719,238)         (9,351,059)
                                                     -----------   -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                67,172,800     8,093,108                   -
   Increase (decrease) in amounts due to related
     companies                                       (22,874,634)   (2,755,980)         12,348,169
   Repayment of capital lease obligations             (6,912,922)     (832,882)         (7,327,154)
   Payment of cash dividend to minority interests    (40,375,595)   (4,864,530)                  -
                                                     -----------   -----------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                            (2,990,351)     (360,283)          5,021,015
                                                     -----------   -----------         -----------

Net increase in cash                                  35,519,532     4,279,462          33,503,381
Cash at beginning of period                           76,092,954     9,167,826          39,709,594
                                                     -----------   -----------         -----------

Cash at end of period                                111,612,486    13,447,287          73,212,975
                                                     -----------   -----------         -----------
                                                     -----------   -----------         -----------

See accompanying notes to the condensed consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - CBR Brewing Company, Inc. (the "Company," which term shall include, when the context so requires, its subsidiaries and affiliates), formerly known as Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. The Company adopted its current name on March 15, 1995.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement which will allowed it to acquire a 51% interest in Sichuan Brewery. On February 12, 1998, the Board of Directors of High Worth JV resolved that the new shareholding structure for Sichuan Brewery should be revised to reflect 60% owned by High Worth JV (equivalent to an effective interest of 36%) and 40% owned by E Mei Brewery upon completion of the acquisition. Sichuan Brewery commenced the production of Pabst Blue Ribbon beer in April 1997.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The acquisition on October 31, 1994 of Zhaoqing Brewery HC, including Zhaoqing Brewery HC's 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. Since High Worth JV had no operations prior to this acquisition, consolidated financial statements have been prepared commencing October 31, 1994, to reflect the post-acquisition consolidated results of the operations of Zhaoqing Brewery and Noble Brewery attributable to the Company. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1997 and September 30, 1998. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the foreseeable future.

Certain prior period amounts have been reclassified to conform with the current year's presentation.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on September 30, 1998 of USD1.00 = RMB8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

NOTE 2.  COMMENTS

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1998, the results of operations for the three months and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and nine months ended September 30, 1998 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 3.  EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effects of options and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed assuming the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under stock options, warrants and debt instruments. In accordance with SFAS No. 128, all prior periods presented have been restated to conform to the new presentation.

At September 30, 1998, potentially dilutive securities representing 280,000 shares of common stock were outstanding, consisting of stock options exercisable at price ranging from $3.87 to $4.26 per share (which was in excess of average fair market value during 1998) to purchase 280,000 shares of common stock (Note 8). The common shares issuable upon exercise of the stock options were excluded from the calculation of diluted net income per share for 1998 since the exercise price exceeded the average fair market value of the common stock during the respective periods. These dilutive securities were not outstanding during 1997.

The following tables present the components of basic and diluted earnings per share for the three months and nine months ended September 30, 1997 and 1998:


                                    Three Months Ended September 30,               Nine Months Ended September 30,
                                   ----------------------------------          --------------------------------------
                                           1998                 1997                      1998                1997
                                   -----------------------    ---------        ------------------------    ----------
                                      RMB           USD          RMB               RMB          USD           RMB
                                   ----------    ---------    ---------        ----------    ----------    ----------
Basic Earnings Per
Share Computation
------------------------

Net income - as reported            3,301,773       397,804    5,952,987       18,987,098     2,287,602    24,857,389
                                    ---------       -------    ---------       ----------     ---------    ----------
                                    ---------       -------    ---------       ----------     ---------    ----------
Weighted average number
  of shares of common
  stock outstanding                 8,010,013     8,010,013    8,000,013        8,007,791     8,007,791     8,000,013
                                    ---------       -------    ---------       ----------     ---------    ----------
                                    ---------       -------    ---------       ----------     ---------    ----------

Net income per common
  share - Basic                          0.41          0.05         0.74             2.37          0.29          3.11
                                    ---------       -------    ---------       ----------     ---------    ----------
                                    ---------       -------    ---------       ----------     ---------    ----------


                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 3.  EARNINGS PER SHARE (continued)

                                     Three Months Ended September 30,              Nine Months Ended September 30,
                                   ------------------------------------       ----------------------------------------
                                             1998                1997                   1998                    1997
                                   -----------------------    ---------       -------------------------     ----------
                                       RMB          USD          RMB             RMB            USD             RMB
                                   ----------    ---------    ---------       ----------     ----------     ----------
Diluted Earnings Per
Share Computation
------------------------

Net income - as reported            3,301,773       397,804    5,952,987       18,987,098     2,287,602    24,857,389
                                    ---------     ---------    ---------       ----------     ---------     ---------
                                    ---------     ---------    ---------       ----------     ---------     ---------
Weighted average number
  of shares of common
  stock outstanding                 8,010,013     8,010,013    8,000,013        8,007,791     8,007,791     8,000,013

Net shares of common
  stock issuable upon
  exercise of stock
  options                                   -             -            -                -             -             -
                                    ---------     ---------    ---------       ----------     ---------     ---------
Weighted average number
  of shares of common
  stock and common stock
  equivalents outstanding           8,010,013     8,010,013    8,000,013        8,007,791     8,007,791     8,000,013
                                    ---------     ---------    ---------       ----------     ---------     ---------
                                    ---------     ---------    ---------       ----------     ---------     ---------
Net income per
  share - Diluted                        0.41          0.05         0.74             2.37          0.29          3.11
                                    ---------     ---------    ---------       ----------     ---------     ---------
                                    ---------     ---------    ---------       ----------     ---------     ---------

NOTE 4.  INVENTORIES

Inventories consisted of the following at September 30, 1998 and December 31, 1997:

                               September 30, 1998         December 31, 1997
                           -------------------------   -----------------------
                               RMB            USD         RMB           USD
                           -----------    ----------   ----------   ----------
     Raw  materials         27,207,369     3,277,996   26,189,345    3,155,343
     Work in progress        6,616,454       797,163    7,164,153      863,151
     Finished goods         58,541,047     7,053,139    6,229,944    6,774,692
                           -----------    ----------   ----------   ----------
                            92,364,870    11,128,298   89,583,442   10,793,186
                           -----------    ----------   ----------   ----------
                           -----------    ----------   ----------   ----------

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 5.  ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advance were also transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests. As of September 30, 1998 and December 31, 1997, advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), Redcliffe Holdings Ltd. and Oriental Win were approximately RMB 44,063,000 and RMB 39,800,000, RMB 14,688,000 and RMB 13,300,000, RMB 14,688,000 and RMB 13,300,000, and RMB 179,000 and RMB
7,200,000, respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited.

NOTE 6.  INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary as follows:

                                                         RMB
                                                      ------------
   Unlisted investment, at cost,
        October 31, 1994                              209,361,595

   The  Company's share of earnings and
        dividends of an associated company:
        Earnings -
           Two months ended December 31, 1994           7,812,392
           For the year ended December  31, 1995       34,213,058
           For the year ended December 31, 1996        34,039,622
           For the year ended December 31, 1997        52,426,546
           Three months ended March 31, 1998           12,918,084
           Three months ended June 30, 1998            15,651,289
           Three months ended September 30, 1998       10,582,697

        Dividends -
           Declared and paid during 1995              (28,644,569)
           Declared and paid during 1996              (39,797,878)
           Declared and paid during 1997              (34,413,511)
           Declared and paid during the nine
             months ended September 30, 1998          (39,221,726)
                                                      -----------

   Unlisted investment, September 30, 1998            234,927,599
                                                      -----------
                                                      -----------

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 6.  INTEREST IN AN ASSOCIATED COMPANY (continued)

The condensed statements of operations of Noble Brewery for the three months and nine months ended September 30, 1998 and 1997 are as follows:

                                 Three Months Ended                 Nine Months Ended        Three Months Ended   Nine Months Ended
                                 September 30, 1998                 September 30,1998        September 30, 1997  September 30, 1997
                            ----------------------------      ---------------------------    ------------------  ------------------
                                RMB              USD              RMB             USD                RMB                RMB
                            -----------       ----------      -----------      ----------        -----------       -----------


Net sales                   137,942,379       16,619,564      476,053,877      57,355,889         131,444,252      498,849,616
                            -----------       ----------      -----------      ----------         -----------      -----------
                            -----------       ----------      -----------      ----------         -----------      -----------

Net income                   24,680,600        2,973,566       97,079,501      11,696,325          21,263,958       83,875,570
                            -----------       ----------      -----------      ----------         -----------      -----------
                            -----------       ----------      -----------      ----------         -----------      -----------

The Company's share
  of net income after
  intercompany profit        10,582,697        1,275,024       39,152,070       4,717,117          13,542,701       36,194,021
                            -----------       ----------      -----------      ----------         -----------      -----------
                            -----------       ----------      -----------      ----------         -----------      -----------

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

During the nine months ended September 30, 1998, High Worth JV paid RMB 16,104,000, representing its 55% capital investment in the joint venture, and recorded such transaction under the purchase method of accounting as follows:

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
                                                                    -----------
                                                                     16,104,000
                                                                    -----------
                                                                    -----------

No proforma results of operations have been presented for the three months and nine months ended September 30, 1997, as Zao Yang High Worth Brewery did not commence operations until June 1998, and the results of operations of Zao Yang High Worth Brewery for such periods would not have had a material effect on the Company's consolidated results of operations.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,445 and RMB 2,044,248 of compensation expense during the three months and nine months ended September 30, 1998, respectively.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 8.  SHAREHOLDERS' EQUITY (continued)


Consulting Contract -

On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which were recorded as a charge to operations for the nine months ended September 30, 1998 at their estimated fair market value of RMB 240,700 (US$29,000). A total of 40,000 shares of the Company's Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock were issuable based on the consulting company completing certain pre-defined objectives (the "Contingent Securities").

The initial term of the contract with Worldwide Corporate Finance was through June 17, 1998, but it was subsequently extended to August 18, 1998. The contract expired on August 18, 1998 with none of the objectives having been completed that would have required the issuance of any portion of the Contingent Securities. Accordingly, the Contingent Securities were not included in the calculation of earnings per share for the three months and nine months ended September 30, 1998.

The Company accounts for warrants granted to non-employees in accordance with SFAS 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company recorded non-cash compensation expense related to such warrants of RMB 333,104 during the three months ended March 31, 1998. However, as a result of the subsequent expiration of the contract with none of the objectives having been completed, the Company reversed such expense during the three months ended June 30, 1998 in order to reflect the change in estimate. The Company did not record any non-cash compensation expense during the three months ended September 30, 1998.

NOTE 9.  DIVIDEND TO MINORITY INTERESTS

On November 25, 1997, the Board of Directors of High Worth JV declared the first dividend distribution, in which Holdings was entitled to approximately RMB 83,000,000. The dividend is being distributed in instalments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1997, partial dividends of RMB 15,000,000 and RMB 10,000,000 were distributed to Guangdong Blue Ribbon and Holdings, respectively. During the nine months ended September 30, 1998, the balance of the dividends of RMB 40,375,595 and RMB 73,063,392 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This Quarterly Report on Form 10-Q for the three months ended September 30, 1998 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

    Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will have been transferred to High Worth JV. During the year ended December 31, 1997 and the nine months ended September 30, 1998, the operating activities of Zhaoqing Brewery were part of High Worth JV. The consensus and approval from the local tax authority were obtained in 1996. In the following text, "Zhaoqing Brewery" refers to the brewing complex, which was transferred to High Worth JV in January 1996, and "Zhaoqing Brewery HC" refers to the PRC entity that previously owned the brewing complex from November 1994 through December 1995.

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

    Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement which allow it to acquire a 51% interest in Sichuan Brewery. Sichuan Brewery will be restructured and renamed Sichuan Blue Ribbon High Worth Brewery E Mei Limited ("Sichuan High Worth Brewery"). On February 12, 1998, the Board of Directors of High Worth JV resolved that the new shareholding structure for Sichuan High Worth Brewery should be revised to reflect 60% owned by High Worth JV (equivalent to an effective interest of 36%) and 40% owned by E Mei Brewery upon completion of the acquisition. The existing assets in Sichuan Brewery will be revalued to derive their fair market value prior to the completion of the formal restructuring. Due to the complexity of the revaluation procedures and the complicated verification regulations, the expected completion date of the acquisition has been extended through the end of 1998.

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

    Due in part to the recent economic turmoil in Asia, the growth in China's economy has begun to decline. As a result, demand for goods and services by Chinese consumers has been weakening, causing a softening of the premium beer market in China. Management anticipates that the market demand for high priced foreign premium labels will be stagnant as consumers shift to lower priced beer products. The competition among major Chinese breweries to maintain market share under the current economic conditions is also expected to place continuing pressure on the Company's operating results during the remainder of 1998 and during 1999. Management has responded to changing market conditions by broadening its product line, expanding distribution and acquiring new breweries.

    The Company's brewing facilities consist of the following:

    Zhaoqing Brewery: The original facilities of Zhaoqing Brewery were constructed between 1978 and 1980 with annual production capacity based on old brewing technology of 50,000 metric tons or 425,000 barrels of beer. With the implementation of the new brewing technology and the purchase of additional equipment, Zhaoqing Brewery reached an annual production capacity of 100,000 metric tons or 850,000 barrels by the end of 1995. Prior to March 1995, Zhaoqing Brewery had produced exclusively domestic brands of beer. In mid- 1994, with the assistance of Pabst Brewing Company, Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. During March 1995, Zhaoqing Brewery discontinued production of all domestic brands and commenced exclusive production of Pabst Blue Ribbon beer on a full- scale basis. However, beer that does not meet Pabst Blue Ribbon quality standards is generally packaged and distributed as local brand beer.

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

    High Worth JV, pursuant to the joint venture agreement, is assisting Zao Yang High Worth Brewery to modernize its brewing technology and renovate its existing equipment in order to convert the brewery into another Pabst Blue Ribbon brewing complex. Through September 30, 1998, the Company had expended approximately RMB 37,300,000 for the conversion and renovation of Zao Yang High Worth Brewery.

    By the end of April 1998, the technical renovation process to convert the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex had been substantially completed. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998. For the three months and nine months ended September 30, 1998, the Marketing Company distributed 428 metric tons and 982 metric tons, respectively, of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery.

    Sichuan Brewery: Sichuan Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of Le Shan City, Sichuan Province, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. The original facilities of Sichuan Brewery were constructed in 1988 with annual production capacity, based on old brewing technology, of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to late 1996, the facilities were used exclusively to produce beer under domestic local brands. Guangdong Blue Ribbon acquired the brewery as its branch and began to convert the facility into a Pabst Blue Ribbon brewing complex in late 1996. In April 1997, Sichuan Brewery commenced the production of beer under the Pabst Blue Ribbon label, which was sold to the Marketing Company for resale. For the three month and nine months ended September 30, 1998, the Marketing Company has distributed 3,737 metric tons and 10,972 tons, respectively, of Pabst Blue Ribbon beer produced by Sichuan Brewery. As the acquisition procedures have not been completed, the operating results of Sichuan Brewery have not been included in the Company's consolidated results of operations for the three months and nine months ended September 30, 1998.

Consolidated Results of Operations:

Three Months Ended September 30, 1998 and 1997 -

    Sales: For the three months ended September 30, 1998, net sales were RMB 260,545,064. During the three months ended September 30, 1998, the Marketing Company purchased RMB 147,263,053 and RMB 13,462,506 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Substantially all beer sales during the three months ended September 30, 1998 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand. For the three months ended September 30, 1997, net sales were RMB 284,987,371. During the three months ended September 30, 1997, the Marketing Company purchased RMB 139,504,962 and RMB 7,624,377 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Substantially all beer sales during the three months ended September 30, 1997 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand. All sales during the three months ended September 30, 1998 and 1997 were conducted through the Marketing Company and were attributable to beer sales.

    During the three months ended September 30, 1998, net sales of beer products decreased by RMB 24,442,307 or 8.6% to RMB 260,545,064, as compared to RMB 284,987,371 for the three months ended September 30, 1997. The Company sold 57,035 metric tons of beer to distributors in 1998 as compared to 58,400 metric tons of beer in 1997, a decrease of 2.3%. The decrease in net sales of beer products during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 was primarily attributable to the decrease in sale volume and the shift in consumer demand to lower priced beer products.

    Contributing to the decrease in sales revenues in 1998 was the recent summer flooding in China, which impacted consumer demand, and, as a result of flooded roads (particularly in the Hubei and Hunan Provinces), interfered with the Company's ability to deliver beer to its distributors in the affected provinces. The Company expects that the flooding will continue to have a negative effect on sales, although on a diminishing basis, through the remainder of 1998.

    In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcoholic content, and are sold in newly designed packaging. The Company believes that these new products will not have a significant effect on demand for the Company's premium brand beer, but will appeal to a different market segment that is seeking a premium brand beer at a lower price, and will allow the Company to maintain and attempt to expand its market share in China.

    During the three months ended September 30, 1998, Zhaoqing Brewery sold 18,668 metric tons of beer to the Marketing Company, of which 17,843 metric tons (95.6%) were Pabst Blue Ribbon beer and 825 metric tons (4.4%) were local brand beer. During the three months ended September 30, 1997, Zhaoqing Brewery sold 15,505 metric tons to the Marketing Company, of which 499 metric tons (3.2%) were local brand beer and 15,006 metric tons (96.8%) were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company increased by 3,163 metric tons or 20.4% from 1997 to 1998.

    During the three months ended September 30, 1998, Zao Yang High Worth Brewery sold 428 metric tons of beer to the Marketing Company, all of which was Pabst Blue Ribbon beer.

    During the three months ended September 30, 1998 and 1997, Sichuan Brewery sold 3,737 metric tons and 2,081 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

    Gross Profit: For the three months ended September 30, 1998, total gross profit was RMB 41,593,671 or 16.0% of total net sales. For the three months ended September 30, 1997, total gross profit was RMB 42,119,668 or 14.8% of total net sales. Although gross profit margin increased from 14.8% in 1997 to 16.0% in 1998 due to effective cost control measures, gross profit from beer sales decreased by RMB 525,997 to RMB 41,593,671 in 1998 as compared to RMB 42,119,668 in 1997 as a result of reduced sales.

    The Company expects that it will experience pressure on its gross profit margin during the remainder of 1998 and during 1999 as a result of a general softening of consumer demand in China, caused in part by the economic turmoil in Asia, continued competition from major breweries in China seeking to protect their market share, and the increase in sales of lower margin products.

    Selling, General and Administrative Expenses: For the three months ended September 30, 1998, selling, general and administrative expenses were RMB 45,789,244 or 17.6% of net sales, consisting of selling expenses of RMB 25,985,659 and general and administrative expenses of RMB 19,803,585. Net of an allowance for doubtful accounts of RMB 1,431,647 for the three months ended September 30, 1998, general and administrative expenses were RMB 18,371,938. For the three months ended September 30, 1997, selling, general and administrative expenses were RMB 41,445,191 or 14.5% of net sales, consisting of selling expenses of RMB 29,985,061 and general and administrative expenses of RMB 11,460,130. The Company did not record an allowance for doubtful accounts for the three months ended September 30, 1997, as the Company recovered some previously written-off accounts receivable during the period.

    Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses decreased by RMB 3,999,402 or 13.3% in 1998 as compared to 1997, and as a percentage of net sales, to 10.0% in 1998 from 10.5% in 1997. Selling expenses decreased in 1998 as compared to 1997, both on an absolute basis and as a percentage of sales, as a result of the Company's adjusting its advertising and promotional program to reflect changing market conditions.

    Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income (loss). Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. During the three months ended September 30, 1998, the Marketing Company incurred an operating loss of approximately RMB 10,932,000, which reduced consolidated operating income commensurately.

    General and administrative expenses consist of the management office operation costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 6,911,808 or 60.3% in 1998 as compared to 1997, and as a percentage of net sales, to 7.1% in 1998 from 4.0% in 1997. General and administrative expenses increased in 1998 as compared in 1997 primarily as a result of increased personnel related costs and costs associated with the operation of a public company.

    On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,445 of compensation expense during the three months ended September 30, 1998.

    On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which were recorded as a charge to operations for the nine months ended September 30, 1998 at their estimated fair market value of RMB 240,700 (US$29,000). A total of 40,000 shares of the Company's Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock were issuable based on the consulting company completing certain pre-defined objectives (the "Contingent Securities").

    The initial term of the contract with Worldwide Corporate Finance was through June 17, 1998, but it was subsequently extended to August 18, 1998. The contract expired on August 18, 1998 with none of the objectives having been completed that would have required the issuance of any portion of the Contingent Securities.

    The Company accounts for warrants granted to non-employees in accordance with SFAS 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company recorded non-cash compensation expense related to such warrants of RMB 333,104 during the three months ended March 31, 1998. However, as a result of the subsequent expiration of the contract with none of the objectives having been completed, the Company reversed such expense during the three months ended June 30, 1998 in order to reflect the change in estimate. The Company did not record any non-cash compensation expense during the three months ended September 30, 1998.

    Operating Income (Loss): For the three months ended September 30, 1998, operating loss was (RMB 4,370,018) or (1.7%) of net sales. For the three months ended September 30, 1997, operating income was RMB 674,477 or 0.2% of net sales. The operating loss was primarily attributable to the shift in sales mix to lower margin products, increased selling, general and administrative expenses, and the Marketing Company's operating loss. The adjustment and regulation of production between Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery by the Marketing Company also contributed to the operating loss.

    Interest Expense: For the three months ended September 30, 1998, interest expense decreased by RMB 2,552,999 or 67.4% to RMB 1,236,672, as compared to RMB 3,789,671 for the three months ended September 30, 1997. Interest expense decreased in 1998 as compared to 1997 as a result of decreases in customer deposits, capital lease obligations and amounts due to related companies.

    Income Taxes: The two-year income tax holiday for High Worth JV expired on December 31, 1997. Commencing in 1998, High Worth JV is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the three months ended September 30, 1998, income tax expense of RMB 1,064,933 was recorded. For the three months ended September 30, 1997, no income tax expense was recorded.

    Net Income: Net income decreased to RMB 3,301,773 for the three months ended September 30, 1998, as compared to RMB 5,952,987 for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 and 1997 -

    Sales: For the nine months ended September 30, 1998, net sales were RMB 884,605,289. During the nine months ended September 30, 1998, the Marketing Company purchased RMB 506,434,409 and RMB 42,662,867 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Substantially all beer sales during the nine months ended September 30, 1998 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand. For the nine months ended September 30, 1997, net sales were RMB 927,028,146. During the nine months ended September 30, 1997, the Marketing Company purchased RMB 529,114,902 and RMB 28,019,418 of beer products from Noble Brewery and Sichuan Brewery, respectively, for resale. Substantially all beer sales during the nine months ended September 30, 1997 were provided from the sale and distribution of beer products under the Pabst Blue Ribbon brand. All sales during the nine months ended September 30, 1998 and 1997 were conducted through the Marketing Company and were attributable to beer sales.

    During the nine months ended September 30, 1998, net sales of beer products decreased by RMB 42,422,857 or 4.6% to RMB 884,605,289, as compared to RMB 927,028,146 for the nine months ended September 30, 1997. The Company sold 184,746 metric tons of beer to distributors in 1998 as compared to 181,973 metric tons of beer in 1997, an increase of 1.5%. The decrease in net sales of beer products during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 was primarily attributable to a shift in consumer demand to lower priced beer products. As a result, during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, although the Company recorded a 1.5% increase in the volume of beer sold, it incurred a decrease of 4.6% in sales, reflecting a lower average sales price per metric ton of beer.

    Contributing to the decrease in sales revenues in 1998 was the recent summer flooding in China, which impacted consumer demand, and, as a result of flooded roads (particularly in the Hubei and Hunan Provinces), interfered with the Company's ability to deliver beer to its distributors in the affected provinces. The Company expects that the flooding will continue to have a negative effect on sales, although on a diminishing basis, through the remainder of 1998.

    In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcoholic content, and are sold in newly designed packaging. The Company believes that these new products will not have a significant effect on demand for the Company's premium brand beer, but will appeal to a different market segment that is seeking a premium brand beer at a lower price, and will allow the Company to maintain and attempt to expand its market share in China.

    During the nine months ended September 30, 1998, Zhaoqing Brewery sold 59,908 metric tons of beer to the Marketing Company, of which 1,635 metric tons (2.7%) were local brand beer and 58,273 metric tons (97.3%) were Pabst Blue Ribbon beer. During the nine months ended September 30, 1997, Zhaoqing Brewery sold 59,016 metric tons to the Marketing Company, of which 1,156 metric tons (2.0%) were local brand beer and 57,860 metric tons (98.0%) were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company increased by 892 metric tons or 1.5% from 1997 to 1998.

    During the nine months ended September 30, 1998, Zao Yang High Worth Brewery sold 982 metric tons of beer to the Marketing Company, all of which was Pabst Blue Ribbon beer.

    During the nine months ended September 30, 1998 and 1997, Sichuan Brewery sold 10,972 metric tons and 6,310 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

    Gross Profit: For the nine months ended September 30, 1998, total gross profit was RMB 153,073,510 or 17.3% of total net sales. For the nine months ended September 30, 1997, total gross profit was RMB 160,404,300 or 17.3% of total net sales. Gross profit from beer sales decreased by RMB 7,330,790 to RMB 153,073,510 in 1998 as compared to RMB 160,404,300 in 1997 as a result of reduced sales.

    The Company expects that it will experience pressure on its gross profit margin during the remainder of 1998 and during 1999 as a result of a general softening of consumer demand in China, caused in part by the economic turmoil in Asia, continued competition from major breweries in China seeking to protect their market share, and the increase in sales of lower margin products.

    Selling, General and Administrative Expenses: For the nine months ended September 30, 1998, selling, general and administrative expenses were RMB 150,692,889 or 17.0% of net sales, consisting of selling expenses of RMB 91,132,707 and general and administrative expenses of RMB 59,560,182. Net of an allowance for doubtful accounts of RMB 5,554,517 for the nine months ended September 30, 1998, general and administrative expenses were RMB 54,005,665. For the nine months ended September 30, 1997, selling, general and administrative expenses were RMB 139,281,844 or 15.0% of net sales, consisting of selling expenses of RMB 86,708,573 and general and administrative expenses of RMB 52,573,271. Net of an allowance for doubtful accounts of RMB 11,958,000 for the nine months ended September 30, 1997, general and administrative expenses were RMB 40,615,271.

    Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 4,424,134 or 5.1% in 1998 as compared to 1997, and as a percentage of net sales, to 10.3% in 1998 from 9.4% in 1997. Selling expenses increased in 1998 as compared to 1997, both on an absolute basis and as a percentage of sales, as a result of the Company's substantially expanded advertising and promotional program implemented in order to maintain and stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, in an attempt to counteract softening consumer demand and increasing competition from foreign premium brand beer.

    Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income (loss). Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. During the nine months ended September 30, 1998, the Marketing Company incurred an operating loss of approximately RMB 30,275,000, which reduced consolidated operating income commensurately.

    General and administrative expenses consist of the management office operation costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 13,390,394 or 33.0% in 1998 as compared to 1997, and as a percentage of net sales, to 6.1% in 1998 from 4.4% in 1997. General and administrative expenses increased in 1998 as compared in 1997 primarily as a result of increased personnel related costs and costs associated with the operation of a public company.

    On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 2,044,248 of compensation expense during the nine months ended September 30, 1998.

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

    The initial term of the contract with Worldwide Corporate Finance was through June 17, 1998, but it was subsequently extended to August 18, 1998. The contract expired on August 18, 1998 with none of the objectives having been completed that would have required the issuance of any portion of the Contingent Securities.

    The Company accounts for warrants granted to non-employees in accordance with SFAS 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company recorded non-cash compensation expense related to such warrants of RMB 333,104 during the three months ended March 31, 1998. However, as a result of the subsequent expiration of the contract with none of the objectives having been completed, the Company reversed such expense during the three months ended June 30, 1998 in order to reflect the change in estimate. The Company did not record any non-cash compensation expense during the three months ended September 30, 1998 or the nine months ended September 30, 1998.

    Operating Income: For the nine months ended September 30, 1998, operating income was RMB 95,673 or 0.1% of net sales. For the nine months ended September 30, 1997, operating income was RMB 21,122,456 or 2.3% of net sales. The decrease in operating income is primarily attributable to the shift in sales mix to lower margin products, increased selling, general and administrative expenses, and the Marketing Company's operating loss. The adjustment and regulation of production between Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery by the Marketing Company also contributed to the decrease in operating income.

    Interest Expense: For the nine months ended September 30, 1998, interest expense decreased by RMB 9,376,403 or 69.4% to RMB 4,143,690, as compared to RMB 13,520,093 for the nine months ended September 30, 1997. Interest expense decreased in 1998 as compared to 1997 as a result of decreases in customer deposits, capital lease obligations and amounts due to related companies.

    Income Taxes: The two-year income tax holiday for High Worth JV expired on December 31, 1997. Commencing in 1998, High Worth JV is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the nine months ended September 30, 1998, income tax expense of RMB 4,479,069 was recorded. For the nine months ended
September 30, 1997, deferred income tax expense of RMB 1,176,000 was recorded.

    Net Income: Net income decreased to RMB 18,987,098 for the nine months ended September 30, 1998, as compared to RMB 24,857,389 for the nine months ended September 30, 1997.

Results of Operations - Noble Brewery:

Three Months Ended September 30, 1998 and 1997 -

    Sales: For the three months ended September 30, 1998 and 1997, net sales were RMB 137,942,379 and RMB 131,444,252, respectively.

    During the three months ended September 30, 1998, Noble Brewery sold 35,679 metric tons of beer to the Marketing Company, as compared to 31,214 metric tons of beer the three months ended September 30, 1997. Total beer sold by Noble Brewery to the Marketing Company increased by 4,465 metric tons or 14.3% from 1997 to 1998.

    Gross Profit: For the three months ended September 30, 1998 and 1997, gross profit was RMB 36,509,602 or 26.5% of net sales and RMB 30,887,795 or 23.5% of net sales, respectively.

    Selling, General and Administrative Expenses: For the three months ended September 30, 1998, selling, general and administrative expenses totalled RMB 7,563,599 or 5.5% of net sales, consisting of selling expenses of RMB 139,846 and general and administrative expenses of RMB 7,423,753. For the three months ended September 30, 1997, selling, general and administrative expenses totalled RMB 5,706,367 or 4.3% of net sales, consisting of selling expenses of RMB 1,522,315 and general and administrative expenses of RMB 4,148,052. Selling expenses consist of warehousing, storage and freight costs.

    Operating Income: For the three months ended September 30, 1998 and 1997, operating income was RMB 28,946,003 or 21.0% of net sales and RMB 25,181,428 or 19.2% of net sales, respectively.

    Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended September 30, 1998, income tax expense of RMB 4,265,403 was recorded. For the three months ended September 30, 1997, income tax expense of RMB 3,565,846 was recorded.

    Net Income: Net income increased to RMB 24,680,600 or 17.9% of net sales for the three months ended September 30, 1998, as compared to RMB 21,263,958 or 16.2% of net sales for the three months ended September 30, 1997.

Nine Months Ended June 30, 1998 and 1997 -

    Sales: For the nine months ended September 30, 1998 and 1997, net sales were RMB 476,053,877 and RMB 498,849,616, respectively.

    During the nine months ended September 30, 1998, Noble Brewery sold 116,611 metric tons of beer to the Marketing Company, as compared to 116,369 metric tons of beer during the nine months ended September 30, 1997. Total beer sold by Noble Brewery to the Marketing Company increased by 242 metric tons or 0.2% from 1997 to 1998.

    Gross Profit: For the nine months ended September 30, 1998 and 1997, gross profit was RMB 143,757,961 or 30.2% of net sales and RMB 131,976,860 or 26.5% of net sales, respectively.

    Selling, General and Administrative Expenses: For the nine months ended September 30, 1998, selling, general and administrative expenses totalled RMB 31,470,248 or 6.6% of net sales, consisting of selling expenses of RMB 3,103,000 and general and administrative expenses of RMB 28,367,248. For the nine months ended September 30, 1997, selling, general and administrative expenses totalled RMB 32,867,394 or 6.6% of net sales, consisting of selling expenses of RMB 3,255,002 and general and administrative expenses of RMB 29,612,392. Selling expenses consist of warehousing, storage and freight costs.

    Operating Income: For the nine months ended September 30, 1998 and 1997, operating income was RMB 112,287,713 or 23.6% of net sales and RMB 99,109,466 or 19.9% of net sales, respectively.

    Income Taxes: The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery is required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the nine months ended September 30, 1998, income tax expense of RMB 15,395,133 was recorded. For the nine months ended September 30, 1997, income tax expense of RMB 15,099,465 was recorded.

    Net Income: Net income increased to RMB 97,079,501 or 20.4% of net sales for the nine months ended September 30, 1998, as compared to RMB 83,875,570 or 16.8% of net sales for the nine months ended September 30, 1997.

Consolidated Financial Condition - September 30, 1998:

    Liquidity and Capital Resources -

    For the nine months ended September 30, 1998, the Company's operations provided cash resources of RMB 102,579,561. The Company's cash balance increased by RMB 35,519,532 to RMB 111,612,486 at September 30, 1998, as compared to RMB 76,092,954 at December 31, 1997. The Company's net working capital deficit increased by RMB 19,480,952 to RMB 122,206,211 at September 30, 1998, as compared to RMB 102,725,259 at December 31, 1997, and the Company's current ratio at September 30, 1998 was 0.80:1, as compared to 0.79:1 at December 31, 1997.

    Net of an allowance for doubtful accounts of RMB 5,554,517 for the nine months ended September 30, 1998, accounts and bills receivable increased by RMB 35,354,127 or 22.7% to RMB 185,821,943 at September 30, 1998, as compared to RMB 156,022,333 at December 31, 1997, as a result of the seasonal nature of the business and a general slowdown in collections. Commencing January 1, 1997, as a result of more intense competition from other premium band beers in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security for their purchases. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure part or all of the payment on the due date. The Marketing Company has also provided extended credit terms to certain distributors that meet minimum financial criteria. The rate of increase of bills receivable has slowed considerably during the nine months ended September 30, 1998. At September 30, 1998, bills receivable had increased to RMB 35,947,530, as compared to RMB 35,555,400 at December 31, 1997. Bills receivable represented 19.3% of total accounts and bills receivable at September 30, 1998, as compared to 22.8% of accounts and bills receivable at December 31, 1997.

    The Company's inventories increased by RMB 2,781,428 or 3.1% to RMB 92,364,870 at September 30, 1998, as compared to RMB 89,583,442 at December 31, 1997.

    The Company's prepayments, deposits and other receivables increased by RMB 62,036,860 or 258.3% to RMB 86,054,771 at September 30, 1998, as compared to RMB 24,017,911 at December 31, 1997. The increase in prepayments, deposits and other receivables was mainly due to an increase in prepayments related to expanded advertising and promotional programs scheduled for the remainder of 1998 and for 1999.

    The Company's accounts payable and accrued liabilities increased by RMB 101,328,793 or 103.6% to RMB 199,143,796 at September 30, 1998, as compared to RMB 97,815,003 at December 31, 1997. The increase in accounts payable and accrued liabilities was mainly due to the extended and deferred payment terms allowed by certain suppliers to settle obligations related to the purchases of raw materials, packing materials and similar items.

    Customer deposits decreased by RMB 6,680,000 or 100.0% to RMB nil at September 30, 1998, as compared to RMB 6,680,000 at December 31, 1997, as a result of the change in credit policy implemented by the Marketing Company in 1997 in response to the changing market environment. Since the Company pays interest on customer deposits, the decrease in customer deposits during 1998 has also contributed to a decrease in interest expense in 1998 as compared to 1997.

    The amount due to an associated company increased by RMB 60,348,255 or 28.9% to RMB 269,431,590 at September 30, 1998, as compared to RMB 209,083,335 at December 31, 1997, and represents the amounts due to Noble Brewery for the Marketing Company's purchases of Pabst Blue Ribbon beer. As a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

    Net of the cash dividend of RMB 40,375,595 paid to Guangdong Blue Ribbon by High Worth JV, the amounts due to related companies decreased by RMB 22,874,634 or 29.6% to RMB 13,916,367 at September 30, 1998, as compared to
RMB 77,166,596 at December 31, 1997. The decrease in amounts due to related companies reflected the repayment by the Company of most of the advances from related companies during the nine months ended September 30, 1998. Since the Company pays interest on advances from related companies, the decrease in outstanding amounts due to related companies at September 30, 1998 has also contributed to a decrease in interest expense during the three months and nine months ended September 30, 1998, as compared to the three months and nine months ended September 30, 1997.

    During the nine months ended September 30, 1998, the Company's short-term secured bank loans increased by RMB 67,172,800. The bank loans bear interest at rates ranging from 9% to 12.1%. A substantial portion of the bank loans have been utilized to fund working capital requirements of High Worth JV and Zao Yang High Worth Brewery.

    On November 25, 1997, the Board of Directors of High Worth JV declared the first dividend distribution, in which Holdings was entitled to approximately RMB 83,000,000. The dividend is being distributed in instalments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1997, partial dividends of RMB 15,000,000 and RMB 10,000,000 were distributed to Guangdong Blue Ribbon and Holdings, respectively. During the nine months ended September 30, 1998, the balance of the dividends of RMB 40,375,595 and RMB 73,063,392 was distributed to Guangdong Blue Ribbon and Holdings, respectively.

    On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery with an initial annual production capacity of 40,000 metric tons or 340,000 barrels of beer. The new brewery is designated Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. High Worth JV is responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon brewing complex. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998. During the nine months ended September 30, 1998, High Worth JV paid RMB 16,104,000, representing its 55% capital investment in the joint venture.

    For the nine months ended September 30, 1998, additions to property, plant and equipment aggregated RMB 46,265,978, which include approximately RMB 37,300,000 spent on conversion and renovation of Zao Yang High Worth Brewery. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 1998 will be approximately RMB 16,000,000, a portion of which is expected to be financed through capital leases. The Company anticipates that additional capital expenditures in connection with the continuous technical renovation process in converting the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex during the remainder of 1998 will be approximately RMB 6,000,000, a portion of which is expected to be financed by new bank borrowings.

    In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advance were also transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests. As of September 30, 1998 and December 31, 1997, advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), Redcliffe Holdings Ltd. and Oriental Win were approximately RMB 44,063,000 and RMB 39,800,000, RMB 14,688,000 and RMB 13,300,000, RMB 14,688,000 and RMB 13,300,000, and RMB 179,000 and RMB
7,200,000, respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited.

    The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the foreseeable future. In order to finance the continuing capital requirements of the Company, the Company is continuing its efforts to arrange for long-term bank loans or lease financing. In addition, accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of long-term borrowings or equity financings by the Company.

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

    Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks in China at the prevailing exchange rates quoted by the People's Bank of China.

    The continuing Asian financial crisis has inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which has had a negative impact on the Company's results of operations, financial condition and cash flows. In addition, as a result of the Asian financial crisis, China recently tightened foreign exchange controls. Although the central government of China has recently indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB. As of September 30, 1998, the Company's only significant USD-denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of RMB 73,617,552, which is not currently scheduled for repayment.

    The Company has historically relied on dividend distributions, converted from RMB into USD, to fund its activities outside of China. The Company does not expect that the recently tightened foreign exchange controls will affect the ability of High Worth JV to continue to distribute such dividends. However, in the event of a devaluation, High Worth JV could elect to distribute dividends in RMB, which would then be converted into other currencies at the then prevailing market rates.

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

    Based on a recent internal assessment, the Company does not believe that the cost to modify its existing software and/or convert to new software will be significant.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits -

         27   Financial Data Schedule (electronic filing only)


    (b)  Reports on Form 8-K -

         Three Months Ended September 30, 1998:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CBR BREWING COMPANY, INC.
                                 -------------------------
                                     (Registrant)



Date:  November 6, 1998          By:  /s/   ZI-SHOU CHEN
                                      ------------------
                                      Zi-shou Chen
                                      President and Director
                                      (Duly authorized officer)



Date:  November 6, 1998          By:  /s/   GARY C.K. LUI
                                      -------------------
                                      Gary C.K. Lui
                                      Chief Financial Officer
                                      (Principal financial officer)