Form 10-K405
period 1998-12-31
CBR BREWING CO INC
filed 1999-04-15
CIK 846012

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                      Commission File Number:  33-26617A

                            CBR BREWING COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                              65-0145422
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                       23/F., Hang Seng Causeway Bay Building
                     28 Yee Wo Street, Causeway Bay, Hong Kong
 -------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

     Registrant's telephone number, including area code:  (310) 274-5172

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 1999, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

     The aggregate market value of the issuer's outstanding Class A Common Stock held by non-affiliates on March 31, 1999, computed by reference to the average closing bid and ask prices on March 31, 1999 of US$.375 and US$.437, respectively, was US$747,857.

     Documents incorporated by reference:  None.

                                     PART I.


          Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

          This Annual Report on Form 10-K for the year ended December 31, 1998 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

ITEM 1.   BUSINESS

OVERVIEW

          CBR Brewing Company, Inc., a Florida corporation (the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), is the parent of High Worth Holdings Ltd., a British Virgin Islands corporation ("Holdings"). Since November 1994, Holdings has owned a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd., a Sino-foreign joint venture ("High Worth JV"), which, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). The other 40% interest in High Worth JV is owned by Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon") (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Substantially all of the beer currently sold by the Company is marketed under the Pabst Blue Ribbon label, and is brewed under a sublicense agreement with Guangdong Blue Ribbon, which, through an assignment and transfer, obtained its license from Pabst Brewing Company ("Pabst US").

          All of the Company's business operations are located in the PRC. The Chinese currency is the Renminbi ("RMB"). During the three years ended December 31, 1996, 1997 and 1998, the exchange rate has remained stable at approximately US$1.00 to RMB 8.3.

DESCRIPTION OF BUSINESS

          The Company is engaged in the business of brewing, distributing and marketing Pabst Blue Ribbon beer in China. As of December 31, 1998, the Company owned effective interests of 60%, 24% and 33% in three brewing facilities currently producing Pabst Blue Ribbon beer in China, all of which are managed by the Company. The Company is also presently responsible for the marketing and sale in China of Pabst Blue Ribbon beer produced by the three brewing facilities.

          China is currently ranked as the second largest beer producer and consumer in the world behind the United States. The management of the Company believes that Pabst Blue Ribbon beer is currently the leading foreign label sold in China, both in number of units sold and total sales. Pabst Blue Ribbon is considered a premium brand in China, along with such other labels as Tsingtao, Carlsberg, Miller, Budweiser, Coors and Heileman.

          The Company produces Pabst Blue Ribbon beer in China to avoid import tariffs that range as high as 120%. The majority of the production is mainly concentrated in two breweries located at Zhaoqing City, which is approximately 100 miles from Hong Kong in the Guangdong Province of China. Pabst US provides quality control assistance to the Company on a regular basis. The Company markets Pabst Blue Ribbon beer in every province in China. The Company currently maintains offices in Beverly Hills, California, Hong Kong and Zhaoqing City.

          High Worth JV holds certain licensing rights for Pabst Blue Ribbon beer (see "PABST LICENSING ARRANGEMENTS AND TRADEMARKS") and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"), and, through a subsidiary, a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"). Noble Brewery owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. A subsidiary of Noble China, Inc., an unaffiliated company, owns the other 60% interest in Noble Brewery (see "THE JOINT VENTURE COMPANIES").

          In addition, High Worth JV indirectly owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the "Marketing Company"), which presently conducts the sales, advertising and promotional efforts for the Company's production of Pabst Blue Ribbon beer in China. The remaining 30% interest in the Marketing Company is directly owned by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company (see "MARKETING AND OPERATIONS - SUMMARY OF OPERATIONS"), resulting in the Company owning a 42% net interest in the Marketing Company.

          In January 1998, the Company, through High Worth JV, established a joint venture company in Hubei Province, Zao Yang Blue Ribbon High Worth Brewery Limited ("Zao Yang High Worth Brewery"), which is the third Pabst Blue Ribbon brewing complex in China and is managed by Zhaoqing Brewery. High Worth JV owns a 55% interest, equivalent to an effective interest of 33%. Zao Yang Brewery, an unaffiliated company in Hubei Province, owns the other 45% interest in Zao Yang High Worth Brewery (see "MARKETING AND OPERATIONS - INVESTMENT IN NEW BREWERY" and "THE JOINT VENTURE COMPANIES").

          Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that will allow it to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV was given a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery will be formally restructured into a new joint venture company and will serve as the fourth Pabst Blue Ribbon beer brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost (see "PABST LICENSING ARRANGEMENT AND TRADEMARKS - SICHUAN BREWERY").

          The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

PROPERTY AND PRODUCTION FACILITIES

ZHAOQING BREWERY

          Zhaoqing Brewery is situated on a site containing approximately 1,421,000 square feet and is three miles from Zhaoqing City, Guangdong Province. Zhaoqing Brewery occupies the site pursuant to certificates of land use rights issued by the local government. The certificates do not specify a period for the use of the land, but normally it does not exceed 70 years.

          The original facilities of Zhaoqing Brewery were constructed between 1978 and 1980 with annual production capacity based on old brewing technology of approximately 50,000 metric tons or 425,000 barrels of beer. Prior to 1995, Zhaoqing Brewery had produced exclusively domestic brands under the names Zhaoqing beer, Dinghu beer and Xile beer. In mid-1994, with the assistance of Pabst US, Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. In early 1995, the production of all domestic brands ceased. Zhaoqing Brewery is now producing substantially all of its beer production under the Pabst Blue Ribbon label. With the implementation of the new brewing technology and the purchase of additional equipment, Zhaoqing Brewery reached an annual production capacity of 100,000 metric tons or 850,000 barrels of beer by the end of 1995.

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

ZAO YANG HIGH WORTH BREWERY

          Zao Yang High Worth Brewery has an initial annual production capacity of 40,000 metric tons or 340,000 barrels of beer. The original facilities of Zao Yang High Worth Brewery were constructed between 1980 and 1985 with annual production capacity based on old brewing technology of approximately 40,000 metric tons or 340,000 barrels of beer per annum.

          Zao Yang High Worth Brewery is situated on a site containing approximately 753,000 square feet and is located within the vicinity of Zao Yang City, Hubei Province. Zao Yang High Worth Brewery occupies the site pursuant to a certificate of land use rights issued by the local government. The land use right is part of the assets acquired by Zao Yang High Worth Brewery from Zao Yang Brewery.

          High Worth JV is responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon Brewing complex.

          During April 1998, the technical renovation process to convert the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex was completed. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998, and the Marketing Company began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution.

SICHUAN BREWERY

          Sichuan Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of Le Shan City, Sichuan Province, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. The original facilities of Sichuan Brewery were constructed in 1988 with annual production capacity, based on old brewing technology of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to late 1996, the facilities were used exclusively to produce beer under domestic local brand names. Guangdong Blue Ribbon acquired the brewery as its branch and started to convert the facility into a Pabst Blue Ribbon brewing complex in late 1996. In April 1997, Sichuan Brewery commenced production of beer under the Pabst Blue Ribbon label, which was sold to the Marketing Company for resale (see "PABST LICENSING ARRANGEMENT AND TRADEMARKS - SICHUAN BREWERY").

MARKETING AND OPERATIONS

SUMMARY OF OPERATIONS

          Pursuant to the respective long-term purchase contracts signed with all of the Pabst Blue Ribbon brewing complexes in China, the Marketing Company began purchasing the output of beer from Noble Brewery in July 1995, Zhaoqing Brewery in April 1995, Sichuan Brewery in April 1997 and Zao Yang High Worth Brewery in June 1998 (see "PABST LICENSING ARRANGEMENTS AND TRADEMARKS"). The Marketing Company is responsible for the distribution, promotion and advertising of the Company's production of Pabst Blue Ribbon beer in China. The Marketing Company is allowed to mark-up the prices of the Pabst Blue Ribbon beer purchased or adjust the ex-factory prices as necessary in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling these beer products to distributors throughout China.

PABST BLUE RIBBON BEER

          Substantially all of the beer currently produced by Noble Brewery, Zhaoqing Brewery, Zao Yang High Worth Brewery and Sichuan Brewery is Pabst Blue Ribbon beer. There are three products in the Pabst Blue Ribbon brand breweries' portfolio: 11-degree light processed beer, 10-degree light processed beer and draught beer. The 11-degree light processed beer is the primary product of the breweries, and is packaged in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans. The 10-degree light processed beer is packaged in 640 ml. bottles. The draught beer is sold only in kegs.

          Sales of the 11-degree light processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 4.8%, 32.8%, 0.9%, 0.1% and 32.0%, respectively, of the sales volume of the Company in 1998.

          Sales of the 11-degree light processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 7.2%, 59.9%, 0.9%, 0.5% and 29.5%, respectively, of the sales volume of the Company in 1997.

          The 10-degree light processed beer packed in 640 ml. bottles for Pabst Blue Ribbon beer was introduced by the Company in 1998, and its sales accounted for approximately 27.7% of the sales volume of the Company in 1998.

          During 1997 and 1998, Sichuan Brewery produced only 11-degree light processed Pabst Blue Ribbon beer, which was packaged only in 640 ml. glass bottles. In 1998, the Marketing Company distributed 12,525 metric tons of Pabst Blue Ribbon beer produced by Sichuan Brewery, which represented 5.4% of the Company's total sales volume in 1998. In 1997, the Marketing Company distributed 8,124 metric tons of Pabst Blue Ribbon beer produced by Sichuan Brewery, which represented 3.6% of the Company's total sales volume in 1997.

          During 1998, Zao Yang High Worth Brewery produced only 10-degree light processed Pabst Blue Ribbon beer, which was packaged only in 640 ml. glass bottles. In 1998, the Marketing Company distributed 4,295 metric tons of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery, which represented 1.9% of the Company's total sales volume in 1998.

          Pabst Blue Ribbon beer is marketed and sold as a premium beer in establishments such as restaurants, bars, alcohol and tobacco companies and retail stores, primarily in urban centers throughout China. Management anticipates that the breweries will continue to expand the distribution of these products in new markets in China, subject to the limitations of the transportation network, the Company's ability to expand its market share in these markets and the growth of the Chinese economy.

          Although the sales volume of the 10-degree light processed Pabst Blue Ribbon beer constituted a significant portion of total sales in 1998, the contribution to overall operating profit was below management's expectations. Accordingly, management has determined to discontinue the 10-degree light processed Pabst Blue Ribbon beer in 1999, as a result of a strategic reevaluation of the Company's markets.

          The specifications and characteristics of the beers produced by the breweries are set forth below:


TYPE OF BEER                 PACKAGE                     GENERAL DESCRIPTION
------------                 -------                     -------------------
11-degree light processed    Can (500 ml. and 355 ml.)   11-degree malt
beer                         Bottle (946 ml., 640 ml.    content,
                             and 355 ml.)                alcohol content 3.4%
                                                         (w/w)

10-degree light processed    Bottle (640 ml.)            10-degree malt
beer                                                     content,
                                                         alcohol content 3.1%
                                                         (w/w)

Draught beer                 Keg (30 liters)             11-degree malt
                                                         content,
                                                         alcohol content 3.4%
                                                         (w/w)

Note: w/w refers to weight by weight (i.e., measurement of alcoholic content of beer by weight of beer).

          The Company's highest volume sales for Pabst Blue Ribbon beer have been in the provinces of Guangdong, Fujian and Zhejiang. The Company utilizes a network of regional distributors whose field sales force maintains customer contact and promotes customer satisfaction. Sales of Pabst Blue Ribbon beer were 231,952 metric tons or approximately 1,971,592 barrels in 1998, a 2.5% increase over 1997. The Company believes that the increase was attributable, in substantial part, to increasing advertising and promotion efforts in 1998.
Sales of Pabst Blue Ribbon beer were 226,262 metric tons or approximately 1,923,227 barrels in 1997, a 1.4% decrease from 1996.

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

          Zao Yang High Worth Brewery also produced domestic brand beer under the name "Di Huang Quan".

          Pabst Blue Ribbon beer is targeted to the premium beer market in China while the domestic brand beer previously produced by Zhaoqing Brewery and Zao Yang High Worth Brewery was targeted to the non-premium market.

          The following tables present information with respect to the non-consolidated sales and volume of beer sold by Noble Brewery (which produces Pabst Blue Ribbon beer exclusively), Zhaoqing Brewery and Zao Yang High Worth

Brewery in 1997 and 1998. All breweries producing Pabst Blue Ribbon beer sold their products to the Marketing Company in 1996, 1997 and 1998 for resale.

                                                                Net Sales
                              Net Sales       Volume Sold        per Ton
                              ---------       -----------       ---------
                              (RMB'000)      (metric tons)      (RMB'000)
1996:

Noble Brewery                   655,317           154,435             4.2

Zhaoqing Brewery

   Local Brands                   5,666             2,526             2.2

   Pabst Blue Ribbon            367,213            80,913             4.5

Marketing Company

   Pabst Blue Ribbon          1,173,060           229,540             5.1

   Non-alcoholic drinks          75,186            30,687             2.5


1997:

Noble Brewery                   639,679           146,813             4.4

Zhaoqing Brewery

   Local Brands                   2,282             1,156             2.0

   Pabst Blue Ribbon            358,080            73,060             4.9

Marketing Company

   Pabst Blue Ribbon          1,181,273           226,262             5.2

   Non-alcoholic drinks           1,990               901             2.2


1998:

Noble Brewery                   584,470           143,236             4.1

Zhaoqing Brewery

   Local Brands                   3,608             1,635             2.2

   Pabst Blue Ribbon            292,333            71,611             4.1

Zao Yang High Worth Brewery

   Local Brands                   3,184             2,083             1.5

   Pabst Blue Ribbon             12,059             4,295             2.8

Marketing Company

   Pabst Blue Ribbon          1,114,215           231,952             4.8

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

          Zao Yang High Worth Brewery is located in Hubei Province, which is situated in the center of China. Zao Yang High Worth Brewery has immediate access to the provincial highway network and is strategically positioned to serve the surrounding provinces.

          Sichuan Brewery is located in Le Shan City, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. Sichuan Province is in the western region of China and is the most populous province, with a population of approximately 110,000,000. Sichuan Brewery has immediate access to the provincial highway network and is strategically positioned to serve the surrounding cities.

QUALITY CONTROL

          Rigorously applied quality control is critical to ensure a consistently high quality standard for the products produced by the breweries. In 1990, quality control experts were sent by Pabst US to Zhaoqing to teach brewery personnel appropriate inspection techniques, quality control measures and production procedures. In addition, Pabst US experts trained the brewery's personnel in the specific brewing techniques required in order to meet the standards set by Pabst US. An engineer from Pabst US is stationed in China to test random production samples and perform quality control on a continuing basis. In addition, the breweries send samples of their beer on a regular basis to Pabst US in the United States for content examination and testing to ensure that quality standards are adhered to on a consistent basis. Pabst US participated in the conversion of the brewery facilities of Zhaoqing Brewery, Zao Yang High Worth Brewery and Sichuan Brewery into Pabst Blue Ribbon beer brewing facilities and provided technical assistance and training.

RAW MATERIALS

          The primary raw materials utilized are malt, husked rice, hops and water. The aggregate cost of the primary raw materials represents approximately 23% of the direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 24% of the domestic brand beers. Cost of packaging represents approximately 56% of the total direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 48% of the domestic brand beers.

          MALT: Virtually all of the malt utilized for producing Pabst Blue Ribbon beer is purchased from regional malt manufacturers. The cost of malt represented approximately 72% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 69% for the domestic brand beers.

          HUSKED RICE: Husked rice is sourced from local and regional suppliers. Given the extensive agricultural activity in China, management believes that there is an abundant and reliable supply of rice to meet ongoing production needs. The cost of husked rice represents approximately 16% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 16% of the domestic brand beers.

          HOPS: The hops utilized for producing Pabst Blue Ribbon beer are acquired primarily from overseas suppliers through local importers. The cost of hops represents approximately 7% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 8% of the domestic brand beers.

          WATER: The breweries utilize local water sources and intensively monitor the quality of the water used in the brewing process for compliance with the Company's own stringent quality standards.

CONTAINERS

          All of the beer bottles required by the Company are supplied by regional glass manufacturers. Currently, there is a recycling bottle program in place and the Company uses both new and recycled bottles and new cans in packaging its beer.

          American National Can (Zhaoqing) Company Limited ("American National Can") supplies approximately 90% of the aluminum cans used by the breweries. American National Can utilizes an automatic easy-open production line from Italy and current annual output is 360 million cans. American National Can produces cans of high quality that meet the ISO standard. The manufacturing facility for American National Can is located within the same industrial complex as the breweries. American National Can supplies cans pursuant to supply contracts with each of the breweries that have no fixed expiration date. American National Can has agreed to meet the can supply requirements of the breweries at a pre-negotiated price. Guangdong Blue Ribbon has an equity interest in American National Can.

TRANSPORTATION/DISTRIBUTION

          In view of the wide geographic market in China, the Company is constantly reviewing the methods for distributing its malt beverages.

          TRANSPORTATION: During 1998, 39% of the Company's products sold were shipped by rail tank cars from Zhaoqing to distributors throughout the Guangdong Province, and 54% were shipped from Zhaoqing by truck (48%) and by boat (6%) directly to distributors throughout China. The remaining 7% of beer products sold were produced by Zao Yang High Worth Brewery and Sichuan Brewery and were primarily distributed within the Sichuan regional market by truck.

          Domestic brand beers made by Zhaoqing Brewery and Zao Yang High Worth Brewery were primarily transported by trucks and shipped within the regional markets.

          Transportation railcars and vehicles are insulated to keep malt beverage products at proper temperatures until they are delivered to distributor locations.

          DISTRIBUTION: Delivery of Pabst Blue Ribbon beer to retail markets in Guangdong Province and to the rest of China is accomplished through a network of regional distributors which sell to tobacco and alcohol companies, bars, restaurants and retail stores. The Marketing Company has over 400 distributors and sub-distributors throughout China. During 1995 and 1996, the Marketing Company generally required a 50% cash deposit from its customers as security, based on the volume of their order flow. However, for those customers located in Guangdong Province, the deposit policy has been replaced by cash-on-delivery or pre-approved credit terms. Commencing January 1, 1997, as a result of more intensive competition from the breweries in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure payment on the due date. The Marketing Company typically appoints only one distributor in each region (except for a large region in which more than one may be appointed) to ensure that such distributor devotes adequate effort and resources to the development of a broad based retail distribution network for Pabst Blue Ribbon beer in that distributor's region. These distribution arrangements include flexibility for the Marketing Company to replace distributors or modify its arrangements with existing distributors. No single distributor accounted for more than approximately 5% of 1998 barrel sales.

          In 1998, approximately RMB 68,100,000 was allocated to promotional advertising for Pabst Blue Ribbon beer and approximately RMB 79,900,000 was allocated to other specific promotional activities and incentives to distributors. Advertising media includes television, radio, billboards, magazines and newspapers. In addition, the Marketing Company provides its distributors with promotional gift items, sales incentive bonuses and volume discounts, and special lucky draw and specific promotional campaigns are held during the year.

MARKETS AND COMPETITION

          With the influx of foreign branded beer into the China market, the Company anticipates that competition among all premium beers will be increasing, and additional marketing and advertising efforts will have to be made in order to maintain the market leadership of Pabst Blue Ribbon beer.

          There is a considerable difference in the prices at which local or regional beer is sold in China as compared to the price of foreign or premium brands such as Pabst Blue Ribbon, San Miguel, Foster's or Carlsberg brands. Generally, a 640 ml. bottle of local beer typically sells for 1-2 RMB (US$0.12 to US$0.24), compared to premium beers which sells for 4-6 RMB (US$0.48 to US$0.72).

          MARKETS: The beer market in China has experienced substantial growth in rates of production and demand. However, the industry is largely fragmented and highly regionalized. A key reason for the fragmented industry is the lack of an effective transportation system. China's system of highways is still in an early stage of development, and, combined with heavy traffic, makes it inefficient to distribute beer over long distances. Another reason for the fragmented market is that local breweries are generally small in capacity and lack the financial resources and capability to launch a national distribution network and promotion program.

          Approximately 850 breweries exist in China, of which over 90% are small local breweries that produce non-premium beer for local or regional consumption. Certain Chinese taxes based on volume rather than sales price also favor the higher priced premium beer breweries.

          To the extent that the Chinese economy is constrained by the recent Asian financial turmoil, the demand for the Company's premium beer products may be constrained. Recent developments in the beer market indicate a tendency towards lower priced beer products, especially in light of restructured state owned enterprises having released their surplus work force, which then has less disposable income for premium beer consumption. The Company is taking steps to maintain its premium beer market share and to develop a new range of lower-priced products under separate labels to suit the market's changing needs.

          COMPETITION: Of the brands comprising the premium sector, Tsingtao and Pabst Blue Ribbon are the market leaders. Tsingtao is the largest brewer of beer in China, producing approximately 600,000 metric tons or 5,100,000 barrels of beer in 1998. Tsingtao is one of the best selling beers in China and the largest brand exported from China. Other companies seeking market share in the Chinese market include Carlsberg, Singha, San Miguel, Beck's, Lowenbrau, Anheuser-Busch, Stroh's, Miller, Foster's, Coor's and Heileman. Sales for most of these brands in China are substantially lower than sales of beer produced under the Pabst Blue Ribbon and Tsingtao labels.

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

          In 1998, Zao Yang High Worth Brewery spent approximately RMB 40,000,000 to convert and renovate the existing old brewing facilities into a Pabst Blue Ribbon brewing complex.

INVESTMENT IN NEW BREWERY

          Zao Yang High Worth Brewery has a total authorized capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. High Worth JV is responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon brewing complex. During the year ended December 31, 1998, High Worth JV paid RMB 16,104,000, representing its 55% capital investment in the joint venture.

RESEARCH AND DEVELOPMENT

          The Company is continually engaging in research and development programs and has developed various improvements in raw material selection, production processes and packaging systems, and in the development of innovative, quality products.

          The Company's research and development expenditures are primarily devoted to new product development, the brewing process and ingredients, brewing equipment, improved manufacturing techniques for packaging supplies and environmental improvements in the Company's operational processes. The focus of these programs is to improve the quality and value of its malt beverage products while reducing costs through more efficient processing techniques, equipment design and improved varieties of raw materials.

ENERGY

          The breweries use both heavy oil and electricity as primary sources of energy. Heavy oil is used as the primary fuel in their steam generation system and is supplied from regional sources.

          Electricity is supplied by the local Electricity Bureau. The breweries have not experienced any energy supply problems to date. As an alternative source of energy, the Company also has fuel oil and propane available. Management of the Company does not anticipate any supply problems in the future with respect to these natural resources.

EMPLOYEES

          As of December 31, 1998, there were approximately 2,066 employees employed by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and the Marketing Company, categorized as follows:

                                                                       ZAO YANG
                                         ZHAOQING    NOBLE  MARKETING HIGH WORTH
          FUNCTION                TOTAL   BREWERY   BREWERY  COMPANY    BREWERY
          --------                -----  --------   ------- --------- ----------
     (1)  Production              1,120       355       519       --       246
     (2)  Engineering, Technology
          and Quality Control       169        61        73       --        35
     (3)  Management and
          Administration            301        43        70      152        36
     (4)  Warehouse                 171        22        42       90        17
     (5)  Others                    305       115       101       45        44
                                  -----       ---       ---      ---       ---
          Total                   2,066       596       805      287       378
                                  -----       ---       ---      ---       ---
                                  -----       ---       ---      ---       ---

          In 1998, labor costs (including the cost of benefits) accounted for approximately 3.7%, 4.6% and 5.6% of the total costs of production for Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery, respectively. The Company expects wage rates of the employees will remain relatively unchanged during 1999.

          Each full time employee is a member of a local trade union. Labor relations have remained positive and the breweries have not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized by the government and the management of the enterprises.

PABST LICENSING ARRANGEMENTS AND TRADEMARKS

PABST TRADEMARKS IN CHINA

          The arrangements regarding the use of Pabst trademarks in China were formalized in an agreement dated August 30, 1993 (the "License Agreement") between Pabst US and Pabst Zhaoqing. Pabst Zhaoqing was wholly-owned at that time by Zhaoqing Brewery, which was owned by Guangdong Blue Ribbon. The License Agreement was for a period of fifteen years, from November 7, 1988 through November 6, 2003. Under the terms of the License Agreement, Pabst Zhaoqing obtained the exclusive right to produce and market products under Pabst trademarks in China, the non-exclusive right to market such Pabst products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the Pabst trademarks to any other enterprise in China, subject to approval of Pabst US. Royalties are payable quarterly to Pabst US based on the volume (units) of beer produced.

          By an Assets Transferring Agreement dated May 20, 1994 among Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon, all rights and duties under the License Agreement were assigned and transferred from Pabst Zhaoqing to Guangdong Blue Ribbon. Guangdong Blue Ribbon agreed to fulfill the obligation as sublicensor under the License Agreement between Pabst Zhaoqing as sublicensor, and Noble Brewery and High Worth JV as sublicensee, respectively, which are described below.

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

          Under the terms of the High Worth Sublicense Agreement, High Worth JV and/or its affiliates have the sole right to be granted further sublicenses by Pabst Zhaoqing for the use of the Pabst trademarks to produce beer in China provided that they are located outside Guangdong Province. Further, Pabst Zhaoqing covenanted that it would not grant further sublicenses with respect to the Pabst trademarks to produce beer to any other enterprises except High Worth JV or its affiliates. Accordingly, it is the position of the Company that, through November 6, 2003, High Worth JV controls all future sublicensing for the production of Pabst Blue Ribbon beer in China, which can be sold throughout China and other Asian countries, excluding Hong Kong, Macau, Japan and South Korea.

          Other terms of the High Worth Sublicense Agreement are the same as in the License Agreement. Royalties are payable quarterly by High Worth JV to Pabst Zhaoqing based on the volume (units) of beer produced.

          The Company has begun exploratory discussions regarding the possible extension or restructuring of the License Agreement with Pabst US, which is scheduled to expire on November 6, 2003. However, there can be no assurances that the discussions will be successful or what the terms and conditions of any extension or restructuring may be. The inability of the Company to obtain an extension or restructuring of the License Agreement with Pabst US under acceptable terms and conditions would have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

SICHUAN BREWERY

          In late 1996, Guangdong Blue Ribbon established a wholly-owned subsidiary in Le Shang City, Sichuan Province, PRC, and started converting an existing brewery with an annual production capacity of 20,000 metric tons into a Pabst Blue Ribbon brewing complex ("Sichuan Brewery"). Production and sale of Pabst Blue Ribbon beer commenced in April 1997.

          In order to facilitate the efficient distribution and sale of Pabst Blue Ribbon beer in China, the Company and Guangdong Blue Ribbon agreed at that time to coordinate the sales of Pabst Blue Ribbon beer in an orderly manner. In April 1997, the Marketing Company and Sichuan Brewery entered into a Memorandum of Understanding which required Sichuan Brewery to sell all of its production of Pabst Blue Ribbon beer to the Marketing Company at mutually agreed ex-factory prices, and granted the Marketing Company the right to regulate each brewery's production of Pabst Blue Ribbon beer to reflect overall market demand.

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

          In late October 1997, High Worth JV and the Marketing Company instituted formal legal proceedings against Guangdong Blue Ribbon and Sichuan Brewery. A Statement of Claims was filed with the High Court of Guangdong Province in which Guangdong Blue Ribbon and Sichuan Brewery were named as the first and second defendants, respectively. The Statement of Claims asserted that the defendants violated the terms of the Sublicensing Agreement signed between High Worth JV and Guangdong Blue Ribbon and breached the Long Term Sales Contracts signed between the Marketing Company and Guangdong Blue Ribbon.

          With the liaison efforts of the Guangdong Provincial Government and Zhaoqing City Government, High Worth JV, the Marketing Company, Guangdong Blue Ribbon and Sichuan Brewery reached an out-of-court settlement on December 30, 1997 (the "Settlement Agreement"). The Settlement Agreement, signed by all parties involved and witnessed by the High Court of Guangdong Province, included the following terms and provisions:

(a) High Worth JV will serve as the core organization for managing the production and operation of the Pabst Blue Ribbon beer business in the PRC. A Management Committee will be set up under the Board of Directors of High Worth JV to liaise, coordinate and manage the procurement, production, sale and future development of all Pabst Blue Ribbon beer producing enterprises in China.

(b) The Marketing Company will act as the entity to unify and coordinate all sales of Pabst Blue Ribbon beer in the PRC. All of the Pabst Blue
     Ribbon beer produced by High Worth JV, Noble Brewery and any other new joint ventures set up by High Worth JV will be distributed by the Marketing Company under the coordination of the Management Committee.

(c) The sales and marketing of Blue Ribbon mineral waters and non-carbonated soft drinks will be handled by Guangdong Blue Ribbon upon confirmation by the Board of Directors of the Marketing Company.

(d) Sichuan Brewery will be restructured and renamed Sichuan Blue Ribbon High Worth Brewery Limited ("Sichuan High Worth Brewery"). High Worth JV, Guangdong Blue Ribbon and E Mei Brewery will own equity interests in Sichuan High Worth Brewery of 51%, 20% and 29%, respectively. E Mei Brewery is the local brewery in Sichuan which leased its brewing facilities to Guangdong Blue Ribbon to form the Sichuan Brewery. The existing assets in Sichuan Brewery will be revalued to derive their fair market value prior to the completion of the formal restructuring.

     On February 12, 1998, the Board of Directors of High Worth JV resolved that the new equity structure for Sichuan High Worth Brewery should be revised to reflect 60% owned by High Worth JV and 40% owned by E Mei Brewery. The Board of Directors further resolved that if agreed by the respective parties, Sichuan High Worth Brewery may be converted into a joint stock company in which the equity interests of High Worth JV and E Mei Brewery will be reduced to 51% and 24%, respectively, with the remaining 25% allocated to the management and employees of Sichuan High Worth Brewery. All such proposed changes are subject to finalization of the acquisition and approval by the local government.

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

          Due to the complexity of revaluation procedures and the complicated verification regulations, negotiations on the acquisition of Sichuan Brewery progressed slowly throughout 1998.

          On December 31, 1998, Guangdong Blue Ribbon transferred all of its equity interest in Sichuan Brewery to E Mei Brewery and Wai Shun Investment Limited ("Wai Shun"), respectively. Wai Shun is an unaffiliated minority investor in Sichuan Brewery.

          On January 19, 1999, an Equity Transfer Agreement was signed among High Worth JV, E Mei Brewery and Wai Shun with the following major terms and provisions:

(i) High Worth JV was granted a 15% consideration-free equity interest in Sichuan Brewery. The 15% interest is non-transferable unless High Worth pays in full the agreed-upon cost (RMB 9,414,000) or subsequently exercises its option, as described below. The remaining 55% and 30% interests are owned by E Mei Brewery and Wai Shun, respectively.

(ii) High Worth JV was granted a three-year option to increase its equity to 51% at a fixed cost of RMB 32,007,600, which is equal to 51% of Sichuan Brewery's total registered capital of RMB 62,760,000.

(iii)Sichuan Brewery will be restructured into a Sino-foreign joint venture company which is to be designated as Sichuan Blue Ribbon High Worth Brewery Limited ("Sichuan High Worth Brewery"). A new joint venture agreement and memorandum of association will be prepared and signed, and submitted to the government for approval. Sichuan High Worth Brewery will be governed by a board of directors consisting of three persons to be appointed by each of the respective equity holders. E Mei Brewery will appoint the general manager of Sichuan High Worth Brewery and High Worth JV will appoint a technical controller to ensure the equality of production.

(iv) A sublicensing agreement will be prepared and signed between Sichuan High Worth Brewery and Guangdong Blue Ribbon with a royalty fee to be negotiated.

(v) Production and sale activities of Sichuan High Worth Brewery will be coordinated and managed by the Marketing Company and the Management Committee.

(vi) Sichuan High Worth Brewery is guaranteed that the allocated total annual production and sales of Pabst Blue Ribbon beer will not be less than 8,000 metric tons.

(vii)High Worth JV is guaranteed to receive an annual profit of not less than RMB 60 per metric ton of the sales volume achieved by Sichuan High Worth Brewery.

          The restructuring into Sichuan High Worth Brewery is subject to the completion of the new joint venture agreement and memorandum of association, and approval from the local government. The Company estimates that the approval procedures will be completed during mid-1999.

ZAO YANG HIGH WORTH BREWERY

          Pursuant to the terms of the Settlement Agreement and the High Worth Sublicense Agreement, Guangdong Blue Ribbon granted a sublicense agreement to Zao Yang High Worth Brewery on May 26, 1998 for the right to produce and sell beer products under the Pabst Blue Ribbon label. Zao Yang High Worth Brewery is required to pay royalty fees at the same rate as Pabst US charges Guangdong Blue Ribbon plus a surcharge of RMB 25 per metric ton. Zao Yang High Worth Brewery is obligated to meet the required quality standards for the production of Pabst Blue Ribbon beer.

THE JOINT VENTURE COMPANIES

FORMATION OF THE JOINT VENTURE COMPANIES

          In 1980, Zhaoqing Brewery was initially established as a state-owned enterprise to manufacture beer and non-alcoholic beverages. In 1992, Zhaoqing Brewery became a member enterprise (affiliate) of Guangdong Blue Ribbon. In June 1993, Zhaoqing Brewery entered into a Joint Venture Agreement with Goldjinsheng Holdings Ltd. ("Goldjinsheng") to form Noble Brewery (the "Noble Joint Venture Agreement"), pursuant to which Goldjinsheng acquired a 60% interest and Zhaoqing Brewery acquired a 40% interest. Goldjinsheng was a wholly-owned subsidiary of Noble China Inc., a company listed on the Toronto Stock Exchange. Upon formation of the joint venture, Noble Brewery consisted of the beer production facilities and assets of Pabst Zhaoqing, then a subsidiary of Zhaoqing Brewery, which were utilized to produce and distribute beer under the Pabst Blue Ribbon brand name. The term of the joint venture is for 20 years, which may be extended upon the agreement of the two joint venture partners and approval from the applicable Chinese governmental agencies.

          In May 1994, Guangdong Blue Ribbon and Holdings entered into a Joint Venture Agreement providing for the establishment of High Worth JV. The term of the joint venture is 50 years, and is subject to extension by agreement of the parties and approval from the government. Holdings contributed 60% of the capital, which was used by High Worth JV to purchase Zhaoqing Brewery from Guangdong Blue Ribbon, including its 40% interest in Noble Brewery. Holdings and Guangdong Blue Ribbon then owned 60% and 40% interests, respectively, in High Worth JV. All of the governmental approvals for the ownership transfer of Zhaoqing Brewery to High Worth JV were completed in November 1994.
Subsequently, in December 1994, the Company acquired all of the shares of Holdings (see "HISTORY").

          In January 1998, High Worth JV and Zao Yang Brewery entered into a Joint Venture Agreement providing for the establishment of Zao Yang High Worth Brewery. The term of the joint venture is 15 years, and is extendable by agreement of the parties and approval from the government. High Worth JV contributed 55% of the capital, which was used by Zao Yang High Worth Brewery to purchase the existing production facilities from Zao Yang Brewery. High Worth JV and Zao Yang Brewery then owned 55% and 45% interests, respectively, in Zao Yang High Worth Brewery. All of the governmental approvals for the ownership transfer of Zao Yang High Worth Brewery were completed in April 1998.

OPERATION OF THE JOINT VENTURE COMPANIES

          The establishment and activities of High Worth JV, Noble Brewery and Zao Yang High Worth Brewery are governed by the joint venture law and regulations of China and the applicable joint venture agreements. Holdings' interest in the profits of High Worth JV is in the same proportion (i.e., 60%) as its investment in High Worth JV; Zhaoqing Brewery's interest in the profits of Noble Brewery is in the same proportion (i.e., 40%) as its investment in Noble Brewery; High Worth JV's interest in the profits of Zao Yang High Worth Brewery is in the same proportion (i.e., 55%) as its investment in Zao Yang High Worth Brewery.

          Under the Noble Joint Venture Agreement, Noble Brewery is governed by a board of directors, consisting of five individuals, three of whom, including the chairman, are nominated by Goldjinsheng, with the remaining two, including the vice chairman, by Zhaoqing Brewery. The operation and management of Noble Brewery is the responsibility of Zhaoqing Brewery. Accordingly, Zhaoqing Brewery has the decision making authority on substantially all aspects of the daily operations of Noble Brewery such as purchasing, production, sales and marketing, finance and human resources. Goldjinsheng has the right to appoint staff to participate in the accounting functions of Noble Brewery. All matters to be approved by the board of directors require either unanimous vote or the vote of four out of the five directors. Accordingly, no decision of the board can be made without the approval of Zhaoqing Brewery's designee.

          Under the High Worth JV Joint Venture Agreement, High Worth JV is governed by a board of directors consisting of seven individuals, four of whom are appointed by Holdings and three of whom are appointed by Guangdong Blue Ribbon. The board of directors controls the management and operation of High Worth JV. Generally, votes on the board of directors are taken by majority vote, except for the following matters relating to the existence and legal structure of the joint venture, all of which require a unanimous vote: amendments to the articles of association; termination or dissolution of the joint venture; increase in, or transfer of, the registered capital of the joint venture; establishment of subsidiaries or combination with other entities; and change in the share structure. The general manager is appointed by the board of directors and is responsible for carrying out the decisions of the board as well as for the day-to-day management of High Worth JV.

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

          Subsequent to the conclusion of the Settlement Agreement, a Management Committee was formed under High Worth JV's board of directors to serve as the central liaison and coordination body for the Pabst Blue Ribbon beer business in China. Any future expansion and development of Pabst Blue Ribbon beer production will be monitored by High Worth JV. The Company is seeking expansion and cooperation opportunities to extend its brewing operation to local breweries in other provinces outside of Guangdong Province.

GOLDJINSHENG AGREEMENT

          A provisional agreement, subject to the approval of the applicable Chinese governmental agencies and the execution of separate definitive agreements with respect to the various matters referred to below, was made among Goldjinsheng, the owner of the remaining 60% interest in Noble Brewery, Zhaoqing Brewery HC, Noble Brewery, High Worth JV and Guangdong Blue Ribbon on May 10, 1995 (the "Goldjinsheng Agreement") confirming that:

(a) High Worth JV was entitled to brew and sell beer under the Pabst Blue Ribbon label produced in its brewing facilities up to a maximum production capacity of 100,000 tons per annum.

(b) High Worth JV and/or companies in which High Worth JV has an interest are entitled to be granted a sublicense from Guangdong Blue Ribbon with the right to produce and sell beer under the Pabst Blue Ribbon label in the Guangdong Province of China (an "Additional Facility") to a maximum production capacity of 300,000 tons per annum.

     In the event that High Worth JV desires to obtain a sublicense for an Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest will be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

(c)  A marketing company, owned 8% by Guangdong Blue Ribbon, 52% by High
     Worth JV and 40% by Goldjingsheng, will organize and coordinate the sale of Pabst Blue Ribbon beer produced by High Worth JV and Noble Brewery. High Worth JV and Noble Brewery will each create their own distribution company or division. The distribution company of High Worth JV will have the sole right to acquire 100% of the production of High Worth JV and 40% of the production of Noble Brewery, while the distribution company of Noble Brewery will have the sole right to acquire 60% of the production of Noble Brewery. The respective distribution companies will appoint the Marketing

     Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in China. If the provisions as to ownership are implemented, the respective interests of Guangdong Blue Ribbon and the Company in the Marketing Company will be adjusted (see "MARKETING AND OPERATIONS -- SUMMARY OF OPERATIONS").

          Subsequent to the signing of the Goldjinsheng Agreement, the Company, Guangdong Blue Ribbon and Goldjinsheng have attempted to complete the respective separate definitive agreements. In December 1996, Guangdong Blue Ribbon and Goldjinsheng advised the Company that they intended to modify some of the terms of the Goldjinsheng Agreement and to propose incorporating those modifications in the respective separate definitive agreements. In addition, the negotiation process was interrupted by the previously described Sichuan Brewery issue in 1997 and 1998. The Company considers that the delays in completing the separate definitive agreements are not expected to have a material effect on the validity of the terms and provisions contained in the Goldjinsheng Agreement.

OPERATING IN CHINA

          Because the operations of the Company are based exclusively in China, the Company is subject to rules and restrictions governing China's legal and economic system as well as general economic and political conditions in that country.

          INFLATION/ECONOMIC POLICIES. General economic conditions in China could have a significant impact on the Company. The economy of China differs in certain material respects from that of the United States, including its structure, levels of development and capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position. Although the majority of China's productive assets are still owned by the state, the adoption of an economic reform policy since 1978 has resulted in the gradual reduction in the role of state economic plans and the allocation of resources, pricing and management of such assets, with increased emphasis on the utilization of market forces, and rapid growth in the Chinese economy. The success of the Company depends in substantial part on the continued economic growth of the Chinese economy.

          In the recent decade, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn, has resulted in the adoption by the Chinese government from time to time of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program to control inflation, which has resulted in the tightening of working capital available to Chinese state-owned enterprises, and in the slowing of the pace of economic growth and general market consumption.

          However, the continuing Asian financial crisis has inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which has had a negative impact on the Company's result of operations, financial condition and cash flows. The speed and degree of recovery of the Chinese economy depends in substantial part on an overall improvement in the economic climate in Asia and the economic policies to be adopted by the central government of China in 1999.

          CURRENCY MATTERS. The State Administration for Exchange Control ("SAEC"), under the authority of the People's Bank of China ("PBOC"), controls the conversion of RMB into foreign currency. Prior to January 1, 1994, RMB could be converted into foreign currency through the Bank of China or other authorized institutions at official rates fixed daily by the SAEC. RMB could also be converted at swap centers ("Swap Centers") open to Chinese enterprises and foreign-funded Chinese enterprises, subject to SAEC approval of each foreign currency trade, at exchange rates negotiated by the parties for each transaction. Effective January 1, 1994, a unitary exchange rate system was introduced in China, replacing the dual-rate system previously in effect. In connection with the creation of a unitary exchange rate, the establishment of the China Foreign Exchange Trading System inter-bank foreign exchange market and the phasing out of the Swap Centers were announced. All Swap Centers were formally closed effective December 1, 1998, and foreign-funded enterprises must satisfy their foreign exchange requirements through licensed banks and financial institutions at the prevailing exchange rates quoted by the People's Bank of China.

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

          As a result of the recent Asian financial crisis, China has tightened its foreign exchange controls. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB. As of December 31, 1998, the Company's only significant USD denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of RMB 50,267,705, which is not currently scheduled for repayment.

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

          LEGAL SYSTEM. Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been promulgated in China. The Chinese constitution adopted in 1989 authorizes foreign investment, and guarantees the "lawful rights and interests" of foreign investors in China. The trend of legislation over the past twelve years has significantly enhanced the protection afforded foreign investment and allowed for more active control by foreign parties of foreign investment enterprises in China. There can be no assurance, however, that the current trend and economic legislation toward promoting market reforms and experimentation will not be slowed, curtailed or reversed, especially in the event of a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life.

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

          Noble Brewery and High Worth JV are governed by the Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises (the "FIE Law"). Under the current FIE Law, Noble Brewery and High Worth JV are exempt from payment of Income Tax for the first two taxation years in which Noble Brewery and High Worth JV each become profitable. The Income Tax rate for the following three years is reduced by 50% and is thereafter calculated at the full rate. The 100% tax exemption for High Worth JV and the 50% tax exemption for Noble Brewery commenced on January 1, 1996. The current official Income Tax rate on profits for Noble Brewery is 27% (33% less a 6% temporary reduction provided as an economic incentive by the Chinese government) and for High Worth JV is 33%, unless specifically exempted or reduced by the local authorities.

          Zao Yang High Worth Brewery is established as a China joint venture limited company and is subject to the Income Tax Law of China concerning a Chinese limited company. The current official Income Tax rate on profits for Zao Yang High Worth Brewery is 33%. However, local tax authorities may specifically exempt or reduce the tax rate as an economic incentive.

          In addition to the FIE Law, which is computed on profits, Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery are also subject to two kinds of turnover taxes for their respective sales, the VAT and Consumption Tax. The applicable VAT rate is 17% for brewery products sold in China. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount less VAT paid on purchases made with the relevant supporting invoices. The Consumption Tax rate together with a government surcharge for brewery products is approximately RMB 220 per metric ton. The Consumption Tax is determined on the volume of sales within China.

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

HISTORY

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

          On November 22, 1994, the Company effected a 1-for-22 reverse stock split in anticipation of this transaction.

          On March 15, 1995, the Company changed its name to CBR Brewing Company, Inc.


ITEM 2.   PROPERTIES

          The Company's major facilities are set forth below:

FACILITY                      LOCATION                           PRODUCT
--------                      --------                           -------
Noble Brewery                 City of Zhaoqing on a site         Malt Beverages
                              containing approximately
                              135,000 square meters

Zhaoqing Brewery              City of Zhaoqing on a site         Malt Beverages
                              containing approximately
                              131,000 square meters

Zao Yang High Worth           City of Zao Yang on a site         Malt Beverages
Brewery (formed in            containing approximately
1998)                         70,000 square meters

Sichuan Brewery (to           City of Le Shan on a site          Malt Beverages
be changed to Sichuan         containing approximately
High Worth Brewery            100,000 square meters
in mid-1999)

          The facilities of Noble Brewery and Zhaoqing Brewery are well maintained and suitable for their respective operations. The facilities of Zao Yang High Worth Brewery and Sichuan Brewery have been modernized and new equipment has been added to convert them into Pabst Blue Ribbon beer production complexes.

          In 1998, the Company estimates that Zhaoqing Brewery, Noble Brewery and Zao Yang High Worth Brewery operated at approximately 73%, 73% and 32%, respectively, of their theoretical brewing capacities. Annual production capacity can vary due to product mix, packaging mix, market demand and seasonality.

ITEM 3.   LEGAL PROCEEDINGS

          In late October 1997, High Worth JV and the Marketing Company instituted formal legal proceedings against Guangdong Blue Ribbon and Sichuan Brewery. A Statement of Claims was filed with the High Court of Guangdong Province in which Guangdong Blue Ribbon and Sichuan Brewery were named as the first and second defendants, respectively. The Statement of Claims asserted that the defendants violated the terms of the Sublicensing Agreement signed between High Worth JV and Guangdong Blue Ribbon and breached the Long Term Sales Contract signed between the Marketing Company and Guangdong Blue Ribbon. A Settlement Agreement was entered into on December 30, 1997 (see "ITEM 1. BUSINESS - PABST LICENSING ARRANGEMENTS AND TRADEMARKS - SICHUAN BREWERY").


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                   PART  II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a)  Market Information

          The Class A Common Stock of CBR Brewing Company, Inc. is traded on the OTC Bulletin Board under symbol "CBRB". During 1997 and 1998, trading activity in the Class A Common Stock was generally limited and sporadic, and should not be deemed to constitute an established public trading market. There is no trading market for the Class B Common Stock.

          The following table sets forth the range of closing prices of the Company's Class A Common Stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth below was obtained from America Online, Inc.

                                        High                 Low
                                        ----                 ---
Year Ended December 31, 1998:

Three Months Ended -

March 31, 1998                          $8.00               $1.50
June 30, 1998                            6.38                3.75
September 30, 1998                       3.75                1.20
December 31, 1998                        1.75                0.75

Year Ended December 31, 1997:

Three Months Ended -

March 31, 1997                           6.00                3.50
June 30, 1997                            3.50                3.00
September 30, 1997                       3.00                2.50
December 31, 1997                        2.00                1.12

(b)  Holders

          As of March 31, 1999, the Company had 13 shareholders of record with respect to its Class A Common Stock and three shareholders of record with respect to its Class B Common Stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.

(c)  Dividends

          Holders of Common Stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor. The Company has never paid cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth and development of the Company. However, such policy is subject to change based on current industry and market conditions, as well as other factors beyond the control of the Company.

     The Company's ability to pay dividends to its shareholders is dependent on the Company receiving distributions through Holdings from its PRC subsidiaries and affiliates, which generate all of the Company's earnings and cash flows.

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

          In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on PRC GAAP financial statements. If High Worth JV has foreign currency available after meeting the operational needs of its PRC subsidiaries, it may elect to make a profit distribution to Holdings. Otherwise, it will be necessary to obtain approval from the State Administration for Exchange Control and convert such distributions at licensed banks and financial institutions.

          On November 25, 1997, the Board of Directors of High Worth JV declared and subsequently paid its first dividend distribution, entitling Holdings to approximately RMB 83,000,000.

          On November 23, 1998, the Board of Directors of High Worth JV declared its second dividend distribution, entitling Holdings to approximately RMB 31,000,000. The dividend will be distributed in installments in order to avoid any disruption to High Worth JV's normal operating cash flow position.

(d)  Sales of Unregistered Securities

          On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which was recorded as a charge to operations at their estimated fair market value of RMB 240,700 (US$29,000). The shares of Class A Common Stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipient.


ITEM 6.   SELECTED FINANCIAL DATA

          The following financial data has been derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. All amounts are in RMB. The exchange rate was approximately US$1.00 to RMB 8.3 at December 31, 1996, 1997 and 1998.

                                           CBR Brewing Company, Inc.
(in RMB)                                        and Subsidiaries
                                           ------------------------
                                           Years Ended December 31,
                                ----------------------------------------------
                                     1998            1997              1996
                                -------------    -------------     -----------
Consolidated Statement
  of Income Data:

Sales, net of sales taxes       1,121,007,111    1,169,286,489   1,233,277,624
Gross profit                      193,523,991      208,326,796     194,138,432
Operating income (loss)           (24,070,401)      11,214,860      25,325,483
Net income                         21,391,510       30,762,902      20,211,809

Net income per common share              2.67             3.84            2.53
Cash dividends declared per
  common share                            -0-              -0-             -0-

                                              As of December 31,
                                ----------------------------------------------
                                     1998             1997            1996
                                -------------    -------------     -----------
Consolidated Balance
  Sheet Data:

Net working capital
  (deficiency)                   (192,019,443)    (102,725,259)    (83,554,409)
Total assets                      870,426,327      835,094,540     826,502,148
Long term liabilities               2,847,911       16,512,851      15,862,549
Advances from shareholders         50,267,705       73,617,552      73,794,948
Shareholders' equity              202,202,300      178,351,384     147,588,482


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Effective December 16, 1994, the Company acquired Holdings, which, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in China. Holdings is a holding company which was formed solely to effect the acquisition of a 60% interest in High Worth JV. On October 31, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery, including its 40% interest in Noble Brewery.

          The acquisition of Zhaoqing Brewery, including its 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments commencing October 31, 1994. Accordingly, the Company's post-acquisition consolidated statements of income are presented for the years ended December 31, 1996, 1997 and 1998.

          For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquirer (reverse acquisition).

          Through a Sublicense Agreement dated May 6, 1994 between Pabst Zhaoqing and High Worth JV, High Worth JV acquired a sublicense to utilize Pabst trademarks in conjunction with the production and marketing of beer in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. The sublicense is subject to a prior License Agreement between Pabst US and Pabst Zhaoqing, and a subsequent Assets Transferring Agreement among Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon (see "ITEM 1. BUSINESS - PABST LICENSING ARRANGEMENTS AND TRADEMARKS"). The License Agreement expires on November 6, 2003. The Company has begun exploratory discussions regarding the possible extension or restructuring of the License Agreement with Pabst US. However, there can be no assurances that the discussions will be successful or what the terms and conditions of any extension or restructuring may be. The inability of the Company to obtain an extension or restructuring of the License Agreement with Pabst US under acceptable terms and conditions would have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

          During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion throughout China of the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery and the mineral water and non-carbonated soft drinks produced by Guangdong Blue Ribbon under the Blue Ribbon brand name. The Company owns a 42% net interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1995 and July 1995, respectively. Subsequently, Sichuan Brewery and Zao Yang High Worth Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1997 and June 1998, respectively. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis commencing from April 1, 1995. The Company has a controlling interest in the Marketing Company even though it has an effective interest of only 42% because of the Company's 60% interest in High Worth JV and 70% interest in the Marketing Company (through a subsidiary), and because the Company controls the majority of the votes on the board of directors of the Marketing Company and the subsidiary.

          In January 1998, the Company, through High Worth JV, established a brewery in Hubei Province pursuant to a joint venture agreement in which High Worth JV acquired an effective interest of 33%. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998, at which time the Marketing Company also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution. The consolidated financial statements include the results of operations of Zao Yang High Worth Brewery on a consolidated basis commencing from January 13, 1998. The Company has a controlling interest in Zao Yang High Worth Brewery even though it has an effective interest of only 33% because of the Company's 60% interest in High Worth JV and 55% interest in Zao Yang High Worth Brewery (through High Worth
JV), and because the Company controls the majority of the votes on the board of directors of High Worth JV and Zao Yang High Worth Brewery.

          Prior to March 1995, Zhaoqing Brewery had produced exclusively domestic brands of beer, and had an annual production capacity of 50,000 metric tons or 425,000 barrels of beer. In late 1994, Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. During March 1995, Zhaoqing Brewery discontinued the production of all domestic brand beer and commenced exclusive production of Pabst Blue Ribbon beer. However, less than 5% of beer production normally does not meet Pabst Blue Ribbon quality standards and is packed and distributed as lower priced, local brand beer. With the implementation of the new brewing technology and the purchase of additional equipment during 1995, Zhaoqing Brewery reached its current full-scale annual production capacity of 100,000 metric tons or 850,000 barrels of beer in late 1995.

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

          In June 1998, Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer after completing conversion of the existing facilities into a Pabst Blue Ribbon brewing facility. Pursuant to the joint venture agreement, Zao Yang High Worth Brewery is required to sell all of its beer production to the Marketing Company for resale.

          The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").


CONSOLIDATED RESULTS OF OPERATIONS:

YEARS ENDED DECEMBER 31, 1998 AND 1997:

SALES:

          For the year ended December 31, 1998, net sales, all conducted through the Marketing Company, were RMB 1,121,007,111, all of which were from the sale of 235,670 metric tons of beer. Approximately 99% of total sales in 1998 were from products with the Pabst Blue Ribbon brand name.

          For the year ended December 31, 1997, net sales, all conducted through the Marketing Company, were RMB 1,169,286,489, of which RMB 1,167,296,661 (99.8%) was from the sale of 227,418 metric tons of beer and RMB 1,989,828 (0.2%) was from the sale of mineral water and non-carbonated soft drinks. Approximately 99% of total sales in 1997 were from products with the Pabst Blue Ribbon brand name.

          During the year ended December 31, 1998, net sales of beer products decreased by RMB 46,289,550 or 4.0% to RMB 1,121,007,111, as compared to RMB 1,167,296,661 for the year ended December 31, 1997. The Company sold 235,670 metric tons of beer to distributors in 1998 as compared to 227,418 metric tons of beer in 1997, an increase of 3.6%. The decrease in net sales of beer products during the year ended December 31, 1998 as compared to the year ended December 31, 1997 was primarily attributable to a shift in consumer demand to lower priced beer products. As a result, during the year ended December 31, 1998 as compared to the year ended December 31, 1997, although the Company recorded a 3.6% increase in the volume of beer sold, it incurred a 4.0% decrease in sales, reflecting a lower average sales price per metric ton of beer.

          Contributing to the decrease in sales revenues in 1998 was the summer flooding in China, which impacted consumer demand, and, as a result of flooded roads (particularly in the Hubei and Hunan Provinces), interfered with the Company's ability to deliver beer to its distributors in the affected provinces. The Asian financial turmoil in 1998 also resulted in a weakening in customer demand for foreign branded premium beer in China.

          In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcoholic content, and were sold in newly designed packaging. Although the sale volume of these 10-degree light processed Pabst Blue Ribbon beers constituted a significant portion of total sales in 1998, the contribution to overall operating profit was below management's expectations. Accordingly, management has determined to discontinue the 10-degree beer in 1999, as a result of a strategic reevaluation of the Company's markets.

          During the year ended December 31, 1998, Zhaoqing Brewery sold 73,246 metric tons of beer to the Marketing Company, of which 71,611 metric tons (97.8%) were Pabst Blue Ribbon beer and 1,635 metric tons (2.2%) were local brand beer. During the year ended December 31, 1997, Zhaoqing Brewery sold 74,216 metric tons of beer to the Marketing Company, of which 73,060 metric tons (98.4%) were Pabst Blue Ribbon beer and 1,156 metric tons (1.6%) were local brand beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 970 metric tons or 1.3% from 1997 to 1998.

          During the years ended December 31, 1998 and 1997, Sichuan Brewery sold 12,525 metric tons and 8,124 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

          During the year ended December 31, 1998, Zao Yang High Worth Brewery sold 6,378 metric tons of beer to the Marketing Company, of which 4,295 metric tons (67.3%) were Pabst Blue Ribbon beer and 2,083 metric tons (32.7%) were local brand beer.

          The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery during 1997 and 1998 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

GROSS PROFIT:

          For the year ended December 31, 1998, total gross profit was RMB 193,523,991 or 17.3% of total net sales, all of which was from beer sales. For the year ended December 31, 1997, total gross profit was RMB 208,326,796 or 17.8% of total net sales, and consisted of gross profit from beer sales of RMB 208,269,171 or 17.8% of net sales of beer and gross profit from sales of mineral water and non-carbonated soft drinks of RMB 57,625 or 2.9% of net sales of mineral water and non-carbonated soft drinks. Gross profit from beer sales decreased by RMB 14,745,180 to RMB 193,523,991 in 1998 as compared to RMB 208,269,171 in 1997 as a result of reduced sales and a shift in the sales mix.

          Gross margin from beer sales decreased to 17.3% in 1998 as compared to 17.8% in 1997 as a result of a shift in the sales mix to lower margin products in 1998 in response to changing market conditions.

          The Company expects that it will experience pressure on its gross profit margin in 1999 as a result of the following factors: a continuing softening of consumer demand in China caused in substantial part by the continuing effect of the Asian financial, and increasing competition from foreign premium brand beers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 1998, selling, general and administrative expenses were RMB 215,134,986 or 19.2% of net sales, consisting of selling expenses of RMB 148,046,684 and general and administrative expenses of RMB 67,088,302. Net of the allowance for doubtful accounts of RMB 15,367,012 recorded during 1998, general and administrative expenses were RMB 51,721,290.

          For the year ended December 31, 1997, selling, general and administrative expenses were RMB 197,111,936 or 16.9% of net sales, consisting of selling expenses of RMB 129,202,587 and general and administrative expenses of RMB 67,909,349. Net of the allowance for doubtful accounts of RMB 5,314,858 recorded during 1997, general and administrative expenses were RMB 62,594,491.

          Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 18,844,097 or 14.6% in 1998 as compared to 1997, and as a percent of net sales, to 13.2% in 1998 from 11.0% in 1997. Selling expenses increased in 1998 as compared to 1997, both on an absolute basis and as a percentage of sales, as a result of the Company's expanded advertising and promotional program implemented in order to maintain and stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, in an attempt to counteract softening consumer demand and increasing competition from foreign premium brand beer.

          Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the year ended December 31, 1998, the Marketing Company incurred an operating loss of RMB 61,120,361, which reduced consolidated operating income accordingly.

          General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 10,873,201 or 17.4% in 1998 as compared to 1997, and as a percentage of net sales, to 4.6% in 1998 from 5.4% in 1997. General and administrative expenses decreased in 1998 as compared in 1997 primarily as a result of effective cost control measures, and decreased personnel related costs and costs associated with the operation of a public company.

          The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 1.4% of net sales in 1998 as compared to 0.5% of net sales in 1997 as a result of an increase in the age of accounts receivable outstanding in 1998. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

          On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class
A Common Stock at an exercise price of US$4.26 were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes pricing model and is amortized to expense over the vesting period. As a result, the Company recognized RMB 2,218,706 of compensation expense in 1998.

          On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which was recorded as a charge to operations at their estimated fair market value of RMB 240,700 (US$29,000). The contract expired on August 18, 1998 without any additional compensation being paid or owed to Worldwide Corporate Finance.

OPERATING INCOME:

          For the year ended December 31, 1998, operating loss was RMB 24,070,401 or 2.1% of net sales. For the year ended December 31, 1997, operating income was RMB 11,214,860 or 1.0% of net sales. The decrease in operating income is primarily attributable to the shift in the sales mix to lower margin products, stagnant customer demand for premium beer products, increased selling, general and administrative expenses, and the Marketing Company's operating loss. The adjustment and regulation of production between Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery by the Marketing Company also contributed to the decrease in operating income in 1998 as compared to 1997. The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain excessive selling and advertising expenses in 1998 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 61,120,361, which reduced consolidated operating income accordingly.

INTEREST INCOME AND INTEREST EXPENSE:

          For the year ended December 31, 1998, interest income was RMB 2,687,218 as compared to interest income of RMB 6,255,590 for the year ended December 31, 1997. The decrease in interest income in 1998 of RMB 3,568,372 or 57.0% as compared to 1997 was primarily the result of a decrease in interest income received from Guangdong Blue Ribbon.

          For the year ended December 31, 1998, interest expense, net of amounts capitalized, was RMB 9,507,873, as compared to RMB 15,503,189 for the year ended December 31, 1997. The decrease in interest expense in 1998 of RMB 5,995,316 or 38.7% as compared to 1997 was primarily the result of a decrease in capital lease obligations, a decrease in interest rates on bank borrowings by Zhaoqing Brewery, and a decrease in amounts due to related companies.

INCOME TAXES:

          The two-year income tax holiday for High Worth JV expired on December 31, 1997. Commencing in 1998, High Worth JV is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the year ended December 31, 1998, income tax expense of RMB 4,739,172 was recorded. For the year ended December 31, 1997, no income tax expense was provided, as Zhaoqing Brewery's operations in China were subject to a 100% tax exemption in 1997. Deferred income taxes are based on the liability method prescribed by SFAS No. 109.

          The Company recorded deferred tax liabilities of RMB 4,413,000 for the year ended December 31, 1996, which represented the temporary differences between the time when dividends are declared by the Company's subsidiaries and associated company and are received by the Company. As the Company had elected to treat its subsidiaries and associated company as partnerships in 1997, High Worth Holdings is the ultimate partner in these partnerships. The Company will be taxed when taxable distributions are received from High Worth Holdings. Currently, High Worth Holdings has no intention to make any income distributions in 1998, and accordingly, the deferred tax liability of RMB 4,413,000 was reversed and recorded as a reduction to income tax expense for the year ended December 31, 1998.

NET INCOME:

          For the year ended December 31, 1998, net income decreased to RMB 21,391,510 (RMB 2.67 per share) or 1.9% of net sales, as compared to net income of RMB 30,762,902 (RMB 3.84 per share) or 2.6% of net sales for the year ended December 31, 1997.


YEARS ENDED DECEMBER 31, 1997 AND 1996:

SALES:

          For the year ended December 31, 1997, net sales, all conducted through the Marketing Company, were RMB 1,169,286,489, of which RMB 1,167,296,661 (99.8%) was from the sale of 227,418 metric tons of beer and RMB 1,989,828 (0.2%) was from the sale of mineral water and non-carbonated soft drinks. Approximately 99% of total sales in 1997 were from products with the Pabst Blue Ribbon brand name.

          For the year ended December 31, 1996, net sales, all conducted through the Marketing Company, were RMB 1,233,277,624, of which RMB 1,158,091,595 (93.9%) was from the sale of 232,066 metric tons of beer and RMB 75,186,029 (6.1%) was from the sale of mineral water and non-carbonated soft drinks. Approximately 99% of total sales in 1996 were from products with the Pabst Blue Ribbon brand name.

          Net sales decreased by RMB 63,991,135 or 5.2% in 1997 as compared to 1996, as a result of the Company's elimination of the sales of mineral water, non-carbonated soft drinks and red wine in 1997. During 1996, the Company sold mineral water, non-carbonated soft drinks and red wine, which were purchased from Guangdong Blue Ribbon, but discontinued such sales during late 1996.
During the year ended December 31, 1997, net sales of beer products increased by RMB 9,205,066 or 0.8% to RMB 1,167,296,661, as compared to RMB 1,158,091,595 for the year ended December 31, 1996. The Company sold 227,418 metric tons of beer to distributors in 1997 as compared to 232,066 metric tons of beer in 1996. The slight increase in net sales of beer products in 1997 as compared to 1996 was primarily attributable to a shift in the sales mix to higher value products in 1997.

          During the year ended December 31, 1997, Zhaoqing Brewery sold 74,216 metric tons of beer to the Marketing Company, of which 73,060 metric tons (98.4%) were Pabst Blue Ribbon beer and 1,156 metric tons (1.6%) were local brand beer. During the year ended December 31, 1996, Zhaoqing Brewery sold 83,439 metric tons of beer to the Marketing Company, of which 80,913 metric tons (97.0%) were Pabst Blue Ribbon beer and 2,526 metric tons (3.0%) were local brand beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 9,223 metric tons or 11.1% from 1996 to 1997.

          The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery and Noble Brewery during 1996 and 1997 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.


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

          Gross margin from beer sales increased to 17.8% in 1997 as compared to 16.3% in 1996 as a result of a shift in the sales mix to higher margin products in 1997 in response to changing market conditions, as well as the effect of cost control measures.

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

          General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company, the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 7,156,327 or 12.9% in 1997 as compared to 1996, and as a percentage of net sales, to 5.4% in 1997 from 4.5% in 1996. General and administrative expenses increased in 1997 as compared in 1996 primarily as a result of increased personnel and personnel related costs.

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

OPERATING INCOME:

          For the year ended December 31, 1997, operating income was RMB 11,214,860 or 1.0% of net sales. For the year ended December 31, 1996, operating income was RMB 25,325,483 or 2.1% of net sales. The decrease in operating income is primarily attributable to the elimination of the sales of mineral water, non-carbonated soft drinks and red wine, reduction in sales tonnage and increased selling, general and administrative expenses. The adjustment and regulation of production between Zhaoqing Brewery and Noble Brewery by the Marketing Company also contributed to the decrease in operating income in 1997 as compared to 1996. The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain excessive selling and advertising expenses in 1997 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 45,926,353, which reduced consolidated operating income accordingly.

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

NOBLE BREWERY

Years Ended December 31, 1998 and 1997:

SALES:

          For the year ended December 31, 1998, net sales were RMB 584,469,720, as compared to net sales of RMB 639,678,595 for the year ended December 31, 1997.

          During the year ended December 31, 1998, Noble Brewery sold 143,236 metric tons of beer, all to the Marketing Company. During the year ended December 31, 1997, Noble Brewery sold 146,813 metric tons of beer, consisting of 146,148 metric tons to the Marketing Company and 665 metric tons to Guangdong Blue Ribbon. Total beer sold decreased by 3,577 metric tons or 2.4% from 1997 to 1998, primarily as a result of the general softening of demand in the beer market in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan Brewery and Zao Yang High Worth Brewery in 1998 had the effect of reducing Noble Brewery's beer sales in 1998.

GROSS PROFIT:

          For the year ended December 31, 1998, gross profit was RMB 177,258,447 or 30.3% of net sales, as compared to gross profit of RMB 179,062,125 or 28.0% of net sales for the year ended December 31, 1997. The increase in the gross profit margin of 2.3% in 1998 as compared to 1997 was a result of a decrease in the cost of raw materials, effective cost control measures, and the gross margin realized with respect to sales to the Marketing Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 1998, selling, general and administrative expenses were RMB 47,955,747 (8.2% of net sales), consisting of selling expenses of RMB 3,707,837 and general and administrative expenses of RMB 44,247,910. For the year ended December 31, 1997, selling, general and administrative expenses were RMB 36,193,085 (5.7% of net sales), consisting of selling expenses of RMB 3,692,522 and general and administrative expenses of RMB 32,500,563. Selling expenses consist of warehousing, storage and freight costs.

          During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company assumed the responsibility for marketing the Pabst Blue Ribbon beer produced by Noble Brewery during July 1995, and incurred almost all of the 1997 and 1998 selling expenses.

          Selling expenses increased by RMB 15,315 or 0.4% in 1998 as compared to 1997, and represented 0.6% of net sales in 1998 as compared to 0.6% of net sales in 1997, as a result of effective cost control measures and the establishment of the Marketing Company to be responsible for all advertising and promotional activities. General and administrative expenses increased by RMB 11,747,347 or 36.1% in 1998 as compared to 1997, and represented 7.6% of net sales in 1998 as compared to 5.1% of net sales in 1997. During the year ended December 31, 1998, Noble Brewery recorded an allowance for doubtful accounts of RMB 7,178,852, as compared to crediting an allowance for doubtful accounts of RMB 1,207,252 for the year ended December 31, 1997.

OPERATING INCOME:

          For the year ended December 31, 1998, operating income was RMB 129,302,700 or 22.1% of net sales, as compared to operating income of RMB 142,869,040 or 22.3% of net sales for the year ended December 31, 1997.

INTEREST INCOME AND INTEREST EXPENSE:

          For the year ended December 31, 1998, interest income was RMB 2,406,192, as compared to interest income of RMB 2,078,006 for the year ended December 31, 1997, due primarily to the average bank balance being higher in 1998 as compared to 1997.

          For the year ended December 31, 1998, interest expense was RMB 73,506, as compared to interest expense of RMB 1,458,454 for the year ended December 31, 1997, as a result of lower average bank borrowings in 1998 as compared to 1997.

INCOME TAXES:

          For the year ended December 31, 1998, income tax expense was RMB 8,226,523, which consisted of RMB 15,726,523 recorded for PRC income taxes and RMB 7,500,000 credited for deferred income taxes as a result of the reversal of the temporary timing differences with respect to accelerated depreciation of property, plant and equipment. For the year ended December 31, 1997, income tax expense was RMB 21,331,616, which consisted of RMB 18,131,616 for PRC income taxes and RMB 3,200,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. The two-year income tax holiday for Noble Brewery expired on December 31, 1995. Commencing in 1996, Noble Brewery was required to pay local income tax at half the normal rate of 33% on its profit as determined in accordance with PRC accounting standing standards applicable to Noble Brewery.

NET INCOME:

          For the year ended December 31, 1998, net income was RMB 126,228,058 or 21.6% of net sales, as compared to RMB 122,156,976 or 19.1% of net sales for the year ended December 31, 1997.

Years Ended December 31, 1997 and 1996:

SALES:

          For the year ended December 31, 1997, net sales were RMB 639,678,595, as compared to net sales of RMB 655,316,991 for the year ended December 31, 1996.

          During the year ended December 31, 1997, Noble Brewery sold 146,813 metric tons of beer, consisting of 146,148 metric tons to the Marketing Company and 665 metric tons to Guangdong Blue Ribbon. During the year ended December 31, 1996, Noble Brewery sold 154,435 metric tons of beer, all to the Marketing Company. Total beer sold decreased by 7,622 metric tons or 4.9% from 1996 to 1997 as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, and the beer produced by Sichuan Brewery in 1997 had the effect of reducing Noble Brewery's beer sales in 1997.

GROSS PROFIT:

          For the year ended December 31, 1997, gross profit was RMB 179,062,125 or 28.0% of net sales, as compared to gross profit of RMB 145,150,002 or 22.1% of net sales for the year ended December 31, 1996. The increase in the gross profit margin of 5.9% on an absolute basis or 26.7% in 1997 as compared to 1996 was a result of a change in the sales mix, the decrease in cost of raw materials, effective cost control measures, and the gross margin realized with respect to sales to the Marketing Company.

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

          During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company assumed the responsibility for marketing the Pabst Blue Ribbon beer produced by Noble Brewery during July 1995, and incurred almost all of the 1996 and 1997 selling expenses.

          Selling expenses decreased by RMB 2,364,491 or 39.0% in 1997 as compared to 1996, and represented 0.6% of net sales in 1997 as compared to 0.9% of net sales in 1996, as a result of effective cost controls and the establishment of the Marketing Company to be responsible for all advertising and promotional activities. General and administrative expenses decreased by RMB 379,778 or 1.2% in 1997 as compared to 1996, and represented 5.1% of net sales in 1997 as compared to 5.0% of net sales in 1996. During the year ended December 31, 1997, Noble Brewery credited allowance for doubtful accounts of RMB 1,207,252, as compared to providing an allowance for doubtful accounts of RMB 1,459,963 for the year ended December 31, 1996.

OPERATING INCOME:

          For the year ended December 31, 1997, operating income was RMB 142,869,040 or 22.3% of net sales, as compared to operating income of RMB 106,212,648 or 16.2% of net sales for the year ended December 31, 1996.

INTEREST INCOME AND INTEREST EXPENSE:

          For the year ended December 31, 1997, interest income was RMB 2,078,006, as compared to interest income of RMB 3,901,929 for the year ended December 31, 1996, due primarily to the average bank balance being lower in 1997 as compared to 1996.

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


CONSOLIDATED FINANCIAL CONDITION - DECEMBER 31, 1998:

LIQUIDITY AND CAPITAL RESOURCES

          For the year ended December 31, 1998, the Company's operations provided cash resources of RMB 106,715,553 as compared to RMB 65,015,789 for the year ended December 31, 1997. The key factors contributing to the significant improvement in cash flow from operations in 1998 as compared to 1997 were more effective inventory controls and production scheduling, and a slow-down in the settlement of accounts payable. Major components of the cash provided from operations in 1998 were the decrease of RMB 22,980,809 in inventories, the increase in accounts payable and accrued liabilities of RMB 23,918,654, and the increase of RMB 9,634,465 in amount due to an associated company. The Company's cash balance increased by RMB 10,415,788 to RMB 86,508,742 at December 31, 1998, as compared to RMB 76,092,954 at December 31, 1997. However, the Company's net working capital deficit increased by RMB 89,294,184 to RMB 192,019,443 at December 31, 1998, as compared to RMB 102,725,259 at December 31, 1997, primarily as a result of a decrease in accounts and bills receivable and inventories, and an increase in accounts payable and short-term bank borrowings. As a result, the Company's current ratio decreased to 0.64:1 at December 31, 1998 as compared 0.79:1 at December 31, 1997.

          Net of an allowance for doubtful accounts of RMB 15,367,012 for the year ended December 31, 1998, accounts receivable decreased by RMB 6,519,118 or 5.4% to RMB 113,947,815 at December 31, 1998, as compared to RMB 120,466,933 at
December 31, 1997. In addition, at December 31, 1998, bills receivable had decreased by RMB 9,001,200 or 25.3% to RMB 26,554,200, as compared to RMB 35,555,400 at December 31, 1997. Commencing January 1, 1997, as a result of more intensive competition from other premium brand beers in China, the Marketing Company abolished the customer deposit requirement except for certain new customers which are required to make a cash deposit as security for their purchases. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure part or all of the payment on the due date. The Marketing Company has also provided extended credit terms to certain distributors that meet minimum financial criteria.

          The amounts due from related companies mainly represented receivable balances from Guangdong Blue Ribbon and its affiliated companies. The amounts due from related companies decreased by RMB 11,598,088 or 39.1% to RMB 18,068,927 at December 31, 1998, as compared to RMB 29,667,015 at December 31, 1997. The decrease was primarily due to a decrease in transaction volume with related companies during the year. The amounts due from Guangdong Blue Ribbon and its affiliates were short-term in nature and are expected to be paid during 1999.

          The Company's accounts payable and accrued liabilities increased by RMB 23,918,654 or 24.5% to an aggregate of RMB 121,733,657 at December 31, 1998 as compared to RMB 97,815,003 at December 31, 1997. The increase in accounts payable and accrued liabilities was primarily due to a slow-down in payments to suppliers in 1998.

          Customer deposits decreased by RMB 6,680,000 or 100% to RMB nil at December 31, 1998, as compared to RMB 6,680,000 at December 31, 1997, as a result of the change in credit policy implemented by the Marketing Company in

1997 in response to the changing market environment. Since the Company pays interest on customer deposits, the decrease in customer deposits outstanding during 1998 has also contributed to a decrease in interest expense in 1998 as compared to 1997.

          The amount due to an associated company increased by RMB 9,634,465 or 4.6% to RMB 218,717,800 at December 31, 1998 as compared to RMB 209,083,335 at
December 31, 1997, and represents the amounts due to Noble Brewery for its sale of Pabst Blue Ribbon beer to the Marketing Company. The balance due to Noble Brewery increased as a result of the extended credit terms provided by the Marketing Company to certain distributors, which in turn caused a commensurate increase in the amount due to Noble Brewery, reflecting the lengthened collection cycle.

          The amounts due to related companies, net of the amounts with respect to the dividend payable of RMB 15,638,685 at December 31, 1998 and RMB 40,375,595 at December 31, 1997, decreased by RMB 21,293,591 or 57.9% to RMB
15,497,410 at December 31, 1998, as compared to RMB 36,791,001 at December 31, 1997, and consisted primarily of payable balances resulting from purchases of packaging materials.

          During the year ended December 31, 1998, the Company's secured bank loans increased by RMB 76,054,000, reflecting borrowings of RMB 114,554,000 and repayments of RMB 38,500,000. The bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the expansion and working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

          During 1998, Noble Brewery declared and paid a dividend relating to earnings for the year ended December 31, 1997, resulting in a dividend to High Worth JV of RMB 46,728,178.

          On November 25, 1997, the Board of Directors of High Worth JV declared its first dividend distribution, entitling Holdings to approximately RMB 83,000,000. The dividend is being distributed in installments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1997, partial dividends of RMB 15,000,000 and RMB 10,000,000 were distributed to Guangdong Blue Ribbon and Holdings, respectively. During the year ended December 31, 1998, the balance of the dividends of RMB 40,375,595 and RMB 73,063,392 was distributed to Guangdong Blue Ribbon and Holdings, respectively.

          On November 23, 1998, the Board of Directors of High Worth JV declared its second dividend distribution, entitling Holdings to approximately RMB 31,000,000. The dividend will be distributed by installments in order to avoid any disruption to High Worth JV's normal operating cash flow position.

          In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advance were also transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998,

Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. As of December 31, 1998, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd. were approximately RMB 30,160,000, RMB 10,054,000 and RMB 10,054,000,
respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

          During the year ended December 31, 1998, Guangdong Blue Ribbon and its affiliated companies provided the Company with raw materials financing aggregating RMB 15,500,000, which obligations are unsecured, interest-free and repayable on demand.

          On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish Zao Yang High Worth Brewery, with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. High Worth JV is responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon brewing complex. Zao Yang High Worth Brewery commenced production of Pabst Blue Ribbon beer in June 1998. During the year ended December 31, 1998, High Worth JV paid RMB 16,104,000, representing its 55% capital investment in the joint venture.

          For the year ended December 31, 1998, additions to property, plant and equipment aggregated RMB 50,310,497, which include approximately RMB 40,000,000 spent on conversion and renovation of Zao Yang High Worth Brewery. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during 1999 will be approximately RMB 15,000,000, a portion of which is expected to be financed through capital leases. The Company anticipates that additional capital expenditures in connection with the continuous technical renovation process in converting the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex during 1999 will be approximately RMB 5,000,000, a portion of which is expected to be financed by new bank borrowings.

         The Company believes that it will be able to fund expected capital expenditures with respect to the continuing development of its brewery operations through internal cash flow and external resources.

          The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 1999. In order to finance the continuing capital requirements of the Company, the Company has been in negotiations to arrange additional long-term bank loans or lease financing. In addition, accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of long-term borrowings or equity financing by the Company.

INFLATION AND CURRENCY MATTERS:

          In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital to Chinese business enterprises. The recent Asian financial crisis has resulted in a general reduction in domestic production and sales, and a general tightening of credit, throughout China. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

          Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then.
In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China.

          The continuing Asian financial crisis has inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which has had a negative impact on the Company's results of operations, financial condition and cash flows. In addition, as a result of the Asian financial crisis, China has tightened its foreign exchange controls. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB. As of December 31, 1998, the Company's only significant USD-denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of RMB 50,267,705, which is not currently scheduled for repayment.

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

          Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange was approximately US$1.00 to RMB 8.3 at December 31, 1996, 1997 and 1998.

ENVIRONMENTAL MATTERS:

          Management believes that the Company complies with all national and local environmental protection laws and regulations of the PRC. In 1996, 1997 and 1998, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or the competitive position of the Company.

YEAR 2000 ISSUE:

          The Year 2000 Issue results from the fact that certain computer programs have been written using two digits rather than four digits to designate the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent internal assessment, the Company does not believe that the cost to modify its existing software and/or convert to new software will be significant.

          Due to the number of distributors and suppliers that the Company conducts business with on a continuing basis, and their varying levels of sophistication with respect to utilization of computer systems, the Company is currently unable to determine if such parties have fully addressed the Year 2000 Issue as it relates to their respective operating systems. However, the Company does not believe that a Year 2000 system failure by any of such parties will, in the aggregate, have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.


NEW ACCOUNTING PRONOUNCEMENTS:

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company adopted SFAS No. 130 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 130 did not have a material effect on the Company's financial statement presentation and disclosures.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 131 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 131 did not have a material effect on the Company's financial statement presentation and disclosures.

          In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 132 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 132 did not have a material effect on the Company's financial statement presentation and disclosures.

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 1999, and does not anticipate that adoption of SFAS No. 133 will have material effect on its financial statement presentation and disclosures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and exhibits are listed at "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K".

          Selected unaudited 1997 and 1998 quarterly financial information, in RMB, is as follows:

                                              1998               1997
                                         --------------      -----------
THREE MONTHS ENDED MARCH 31:

Sales, net of sales taxes                  285,632,506       310,895,516
Gross profit                                50,333,460        54,721,601
Operating income                             3,753,247         6,177,923
Net income                                   7,075,017         9,197,766
Net income per common share                       0.88              1.14

THREE MONTHS ENDED JUNE 30:

Sales, net of sales taxes                  338,427,719       331,145,259
Gross profit                                61,146,379        63,563,031
Operating income                               712,444        14,270,056
Net income                                   8,610,308         9,706,636
Net income per common share                       1.07              1.21

THREE MONTHS ENDED SEPTEMBER 30:

Sales, net of sales taxes                  260,545,064       284,987,371
Gross profit                                41,593,671        42,119,668
Operating income (loss)                     (4,370,018)          674,477
Net income                                   3,301,773         5,952,987
Net income per common share                       0.41              0.74

THREE MONTHS ENDED DECEMBER 31:

Sales, net of sales taxes                  236,401,822       242,258,343
Gross profit                                40,450,481        47,922,496
Operating loss                             (24,166,074)       (9,907,596)
Net income                                   2,404,412         5,905,513
Net income per common share                       0.30              0.75

YEAR ENDED DECEMBER 31:

Sales, net of sales taxes                1,121,007,111     1,169,286,489
Gross profit                               193,523,991       208,326,796
Operating income (loss)                    (24,070,401)       11,214,860
Net income                                  21,391,510        30,762,902
Net income per common share                       2.67              3.84

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following tables and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 1999, and their positions and offices with the Company. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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


                                     DIRECTORS

                                        Date Elected
Name                     Age            as Director
----                     ---            ------------
John Zhao Li             44             November 1994

Lee Tak Wong             42             September 1995

Jin-qiang Zhang          57             July 1997

Zi-shou Chen             58             July 1997

Deng-chen Yin            58             July 1997

Guang Wei Liang          36             March 1998

                                 EXECUTIVE OFFICERS

                                                              Date Elected
Name                     Age            Position               as Officer
----                     ---            --------              ------------
Jin-qiang Zhang          57             Chairman              August 1997

Zi-shou Chen             58             President             August 1997

John Zhao Li             44             Vice President        November 1994

Gary C.K. Lui            38             Chief Financial       April 1996
                                        Officer

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

JIN-QIANG ZHANG

          Mr. Zhang, Chairman and a director of the Company, has over 30 years experience in manufacturing. Since the early 1980's, Mr. Zhang has held senior management positions in several manufacturing enterprises in China which were engaged principally in the electronics industry. During the last past five years, he has participated extensively in syndication financing, property development and project investment in China. He is currently also the Chairman and General Manager of Shenzhen Huaqiang Holdings Limited. Mr. Zhang is an officer and director of Shenzhen Huaqiang Enterprise Stock Company Limited, a PRC public company listed on the Shenzhen Stock Exchange of China.

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

GUANG WEI LIANG

          Mr. Liang, a director of the Company, has over eight years experience in the Chinese manufacturing sector. Mr. Liang received his Masters Degree in Law from Wuhan University in China. Since 1980, he has held senior management positions in several Chinese manufacturing enterprises which were mainly engaged in the electronic industry. During the past two years, he has participated extensively in syndication financing, project financing and project investment in China. He is currently a Director and Vice-General Manager of Shenzhen Huaqiang Holdings Limited.

LEE TAK WONG

          Mr. Wong, a Director of the Company, is a member of senior management engaged in the investment planning and syndication business. During the last five years, he has participated in brewery and soft drink investment projects in China. He is currently a Director of Guang Yin International (Holdings) Limited.

DENG-CHEN YIN

          Mr. Yin, a director of the Company, has over 30 years experience in manufacturing. Since the 1970's, Mr. Yin has held senior management positions in several manufacturing enterprises in China which were engaged in the plastics and electronics industry. During the past five years, he has participated in many project investments in China. He is currently a Director of Shenzhen Huaqiang Holdings Limited.

GARY C.K. LUI

          Mr. Lui, Chief Financial Officer of the Company, graduated from the University of Hong Kong with Bachelor of Social Sciences Degree in 1987. After graduation, he worked in the Hong Kong office of the Corporate Recovery Division of Arthur Andersen & Co. for three years. In 1990, he joined a ship building company listed in Hong Kong as the Group Assistant Financial Controller and was the Financial Controller of the Group's major shipyard in Singapore. From 1992 to 1994, Mr. Lui was the General Manager of a private investment company with extensive joint venture projects in Northeastern China. Prior to joining the Company in 1995, Mr. Lui was the Project Controller of a Hong Kong listed investment company with major investments in Eastern China. Mr. Lui is currently a member of the Association of Chartered Certified Accountants and the Hong Kong Society of Accountants.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

          During the year ended December 31, 1998, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid by the Company to its President and to its three other most highly compensated executive officers during the last three fiscal years.


                           SUMMARY COMPENSATION TABLE (US$)

Name and                                                             Other
Principal                                                            Annual
Position                 Year        Salary          Bonus        Compensation
--------                 ----       --------        -------       ------------
Zi-Shou Chen             1998       $134,900        $74,819          $9,000
President                1997         54,167         16,917           2,500
                         1996          nil            nil              nil

John Zhao Li(1)          1998        108,200         51,928           9,000
Vice President           1997        118,000         40,600           6,000
                         1996        140,000         27,644           6,000

Lee Tak Wong(2)          1998          nil           22,892           9,000
Vice President           1997         56,000         31,100           6,000
                         1996        135,951         27,644           6,000

Gary C.K. Lui            1998         95,877          8,200            nil
Chief Financial          1997         92,895          7,750            nil
Officer                  1996         89,024          7,750            nil

---------------

(1) Mr. Li was President of the Company until July 31, 1997. Mr. Li has continued as an officer and director of the Company subsequent to that date.

(2) Mr. Wong was a Vice President of the Company until July 31, 1997. Mr. Wong has continued as a director of the Company subsequent to that date.

COMPENSATION AGREEMENTS:

          The Company has not entered into any long-term employment or consulting agreements with its officers or directors.

BOARD OF DIRECTORS:

          During the year ended December 31, 1998, four meetings of the Board of Directors were held. All directors attended at least 75% of all board meetings for which they were eligible to attend. All directors receive compensation ranging from US$500 to US$1,000 per month for serving on the Board of Directors, which aggregated $54,000 during the year ended December 31, 1998. All directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating, or committees performing similar functions during the year ended December 31, 1998. On January 2, 1998, a Compensation Committee was established, consisting of Jin-qiang Zhang and Lee-Tak Wong.

STOCK OPTION PLAN:

          The 1998 Stock Option Plan (the "Plan") was adopted by the majority of the shareholders of the Company and approved by the Board of Directors on January 2, 1998. The Plan is administered by the Compensation Committee and contains the following major provisions:

(a) The Plan provides for the issuance of incentive stock options ("ISOs") and nonqualified stock options ("NSOs") to purchase the Class A Common Stock of the Company. The Plan is intended to provide a means whereby employees may be given an opportunity to purchase shares of Class A Common Stock of the Company pursuant to (i) options which may qualify as ISOs under Section 422 of the Internal Revenue Code of 1986, as amended, or (ii) NSOs which may not so qualify.

(b) Options may be granted under the Plan from time to time to eligible persons to purchase an aggregate of up 800,000 shares of Class A Common Stock, and no more than 80,000 options may be granted to any one participant in any year.

(c) All ISOs will have option exercise prices per option share equal to the fair market value of a share of Class A Common Stock on the date the option is granted, except that in the case of ISOs granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the price will be not less than 110% of such fair market value. The option exercise prices per option for NSO's shall be as determined by the Compensation
     Committee.

          A summary of all stock options granted pursuant to the Plan to directors, officers and employees of the Company during the year ended December 31, 1998 is shown below. No options were exercised in 1998.

                                                    Annual
                       Options      Exercise        Vesting         Expiration
Participant            Granted       Price         Percentage           Date
-----------            -------      --------      -----------       ----------
Jin-qiang Zhang         40,000       US$4.26       50%/25%/25%        12/31/01
Deng-chen Yin           30,000       US$4.26       50%/25%/25%        12/31/01
Zi-shou Chen            30,000       US$3.87       60%/20%/20%        12/31/05
Guang-wei Liang         30,000       US$3.87       60%/20%/20%        12/31/05
John Zhao Li            30,000       US$3.87       60%/20%/20%        12/31/05
Lee-tak Wong            30,000       US$3.87       60%/20%/20%        12/31/05
Chen Kai Cheng (1)      21,000       US$3.87       70%/15%/15%        12/31/05
Wong Yong (1)           21,000       US$3.87       70%/15%/15%        12/31/05
Gary C.K. Lui           21,000       US$3.87       70%/15%/15%        12/31/05
Clarence Yip            18,000       US$3.87       70%/15%/15%        12/31/05
Cilly Yeung              9,000       US$3.87       70%/15%/15%        12/31/05

--------------

(1) Chen Kai Cheng and Wong Yong resigned as officers of the Company on January 31, 1999 and March 31, 1999, respectively, and pursuant to the Plan, the stock options previously granted to them were cancelled.

          The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes pricing model and is amortized to expense over the vesting period. As a result, the Company recognized RMB 2,218,706 of compensation expense in 1998.

          During the year ended December 31, 1998, the Company granted stock options to officers of the Company as follows:

                         Number of   Percent of Options   Weighted
                          Options     Granted to Total    Exercise
Recipient                 Granted     Options Granted      Price
---------                ---------   ------------------   --------
Zi-shou Chen               30,000           10.7%          US$3.87
John Zhao Li               30,000           10.7%          US$3.87
Chen Kai Cheng (1)         21,000            7.5%          US$3.87
Wong Yong (1)              21,000            7.5%          US$3.87
Gary C.K. Lui              21,000            7.5%          US$3.87
                          -------           -----
Total                     123,000           43.9%
                          -------           -----
                          -------           -----

--------------

(1) Chen Kai Cheng and Wong Yong resigned as officers of the Company on January 31, 1999 and March 31, 1999, respectively, and pursuant to the Plan, the stock options previously granted to them were cancelled.

     A summary of stock options issued to the Company's officers as of March 31, 1999 is shown below. No options were exercised during the year ended December 31, 1998 or the three months ended March 31, 1999.

                      Number of                             Value of
                      Shares of                            Unexercised
                    Common Stock                          in-the-Money
                      Underlying                           Options at
                    Stock Options       Weighted         Fiscal Year-End
                 ------------------     Exercise       -------------------
Recipient        Unvested    Vested      Price         Unvested     Vested
---------        --------    ------     --------       --------     ------
Zi-shou Chen      6,000      24,000     US$3.87        US$ nil      US$ nil
John Zhao Li      6,000      24,000     US$3.87        US$ nil      US$ nil
Gary C.K. Lui     3,150      17,850     US$3.87        US$ nil      US$ nil
                 ------      ------                    -------      -------
Total            15,150      65,850                    US$ nil      US$ nil
                 ------      ------                    -------      -------
                 ------      ------                    -------      -------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
DECISIONS:

         The current members of the Compensation Committee are Jin-qiang Zhang and Lee-tak Wong. Jin-qiang Zhang, Zi-shou Chen, Guang Wei Liang and Deng-chen Yin are directors of the Company, and are also officers and/or directors of Shenzhen Huaqiang Holdings Limited (see "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT").


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION - YEAR ENDED DECEMBER 31, 1998:

          The Company's compensation program for its executive officers is administrated and reviewed by the Compensation Committee of the Board of Directors. Historically, executive compensation consisted of a combination of base salary and discretionary bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as Company performance. The determination of discretionary bonuses is based on various factors, including implementation of the Company's business plan, acquisition of assets, development of corporate opportunities and completion of financings.

          The Compensation Committee also believes that executives should have a substantial equity ownership, both through direct share ownership and through stock options, to provide long-term incentives which link executive compensation to the Company's long-term performance and return to its shareholders. The Company also believes that non-employee directors should have an equity interest in the Company. In that regard, the Company has adopted the 1998 Stock Option Plan.

          Effective July 1, 1998, the Compensation Committee increased the base salary for all officers and employees of the Company by 6%. The compensation for directors in relation to their office as a director has also been increased from US$500 per month to US$1,000 per month. Effective June 1, 1998, the Committee also approved an Occupational Retirement Pension Scheme for all the officers and employees located in the Hong Kong office, in which the Company contributes approximately 7% of the total salary of those officers and employees to a pension policy administered by an insurance consulting firm.

COMPARATIVE SHAREHOLDER RETURN PERFORMANCE GRAPH:

          The graph below compares the cumulative total shareholder return on the Company's Common Stock against the cumulative total shareholder return on the S & P Corporate - 500 Stock Index, the Nasdaq Composite Index and the shareholder return on the stock of Tsingtao Brewery LDT ("TSGTF"), assuming that US$100 was invested on January 1, 1996 in the Company's Common Stock and in the stocks comprising the S & P Corporate - 500 Index, the Nasdaq Composite Index and the stock of TSGTF, respectively, and also assuming the reinvestment of all dividends. Tsingtao Brewery LDT is the largest producer of premium brand beer in China, and its stock is traded in Hong Kong, China and on the OTC Bulletin Board. The Company considers Tsingtao Brewery LDT as its peer group, as it is the only other comparable publicly-traded beer company in China, considering various factors such as industry profile, geographic market, revenues and production capacity. The historical stock price performance of the Company's Common Stock is not necessarily indicative of future price performance.

Fiscal         S & P
Year          Corporate       Nasdaq         Tsingtao
Ended          - 500         Composite       Brewery        The
December       Stock          Stock            LDT         Company
31,            Index          Index          ("TSGTF")     ("CBRB")
--------      ---------      ---------       ---------     --------
1996            100            100             100            100
1997            131            122              60             38
1998            166            170              40             33


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

          As of March 31, 1999, the Company had a total of 8,010,013 shares of Common Stock issued and outstanding, consisting of 5,010,013 shares of Class A Common Stock ($.0001 par value) and 3,000,000 shares of Class B Common Stock ($.0001 par value). The Class A Common Stock and Class B Common Stock are identical, except that the Class A Common Stock has one vote per share and the Class B Common Stock has two votes per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder. All common share amounts reflect the 1-for-22 reverse stock split effective November 22, 1994. There are no other classes of equity securities outstanding.

          The following table sets forth, as of March 31, 1999: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company's Common Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of Common Stock of the Company beneficially owned, and the percentage of the Company's Common Stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

                                                               Percent of
                                                                Shares of
Name and Address                   Amount and Nature of       Common Stock
of Beneficial Owner                Beneficial Ownership       Outstanding
-------------------                --------------------      --------------
Shenzhen Huaqiang                        5,568,000(1)            69.5
  Holdings Limited
Shennan Zhong Road
Shenzhen City
People's Republic of China

Redcliffe Holdings Ltd.                  1,392,000(1)(2)         17.4
25/F., Wyndham Place
40-44 Wyndham Street
Central, Hong Kong

Jin-qiang Zhang (11)                        30,000(3)(10)          .4

Zi-shou Chen (11)                           24,000(4)(10)          .3

John Zhao Li (11)                           24,000(5)(10)          .3

Lee-tak Wong (11)                           24,000(6)(10)          .3

Deng-chen Yin (11)                          22,500(7)(10)          .3

Guang-wei Liang (11)                        24,000(8)(10)          .3

Long-sheng Zhu                                -   (9)               -

Gary C.K. Lui (11)                          17,850(10)             .2

All Directors and                          166,350(10)            2.0
Executive Officers
as a Group (7 persons)

----------------------

(1) Consists of 4,176,000 shares owned by West Coast Star Enterprises Ltd. ("West Coast") and 1,392,000 shares owned by Top Link Development Limited, each of which is controlled by Shenzhen Huaqiang Holdings Limited ("SHHL"). On October 14, 1996, Oriental Win distributed to its shareholders a total of 6,960,000 shares of the Company's Common Stock, consisting of 3,960,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock, which represented Oriental Win's entire equity interest in the Company. The shareholders of Oriental Win received such shares in proportion to their respective shareholder interests in Oriental Win (West Coast - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). In conjunction with the distribution of such shares by Oriental Win, the shareholders' agreement among Oriental Win, West Coast, Mapesbury Limited and Redcliffe Holdings Ltd. was terminated. In February 1998, Mapesbury Limited transferred its shares to Top Link Development Limited ("Top Link"). In December 1998, Oriental Win was formally dissolved by its shareholders. West Coast and Top Link are beneficially owned by SHHL, which is a state-owned enterprise in China.

(2) Consists of 792,000 shares of Class A Common Stock and 600,000 shares of Class B Common Stock. Victor Choi, a former Director, is the beneficial owner of Silvercliff Venture Inc., which owns 50% of the capital stock of Redcliffe Holdings Ltd.

(3) Jin-qiang Zhang owns 35% of the capital stock of West Coast on behalf of SHHL, but disclaims any beneficial interest in such shares.

(4) Zi-shou Chen owns 15% of the capital stock of West Coast on behalf of SHHL, but disclaims any beneficial interest in such shares.

(5) John Zhao Li owns 5% of the capital stock of West Coast, but disclaims any beneficial interest in such shares.

(6) Lee-tak Wong owns 5% of the capital stock of West Coast, but disclaims any beneficial interest in such shares.

(7) Deng-chen Yin owns 20% of the capital stock of West Coast on behalf of SHHL, but disclaims any beneficial interest in such shares.

(8) Guang-wei Liang owns 32.5% of the capital stock of Top Link on behalf of SHHL, but disclaims any beneficial interest in such shares.

(9) Long-sheng Zhu, a former Director, owns 10% of the capital stock of West Coast on behalf of SHHL, but disclaims any beneficial interest in such shares.

(10) Consists solely of immediately exercisable stock options.

(11) The address of each such person is c/o the Company, 23/F., Hang Seng Causeway Bay Building, 28 Yee Wo Street, Causeway Bay, Hong Kong.

CHANGES IN CONTROL:

          The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHAREHOLDER LOANS

          In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advance or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advance were also transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. As of December 31, 1998, advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd. were approximately RMB 30,160,000, RMB 10,054,000, and RMB 10,054,000,
respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

          On December 15, 1998, Holdings granted a one-year loan to Top Link Development Limited of RMB 3,567,805 (US$429,856), with interest at 5% per annum.

NOBLE BREWERY

          During the years ended December 31, 1997 and 1998, the Company purchased for resale beer products from Noble Brewery aggregating RMB 675,247,962 and RMB 621,380,760, respectively. As of December 31, 1997 and 1998, RMB 209,083,335 and RMB 218,717,800, respectively, was due to Noble Brewery for the purchase of beer products, and was unsecured, interest free and repayable on demand.

GUANGDONG BLUE RIBBON

          Until July 31, 1997, Liu Yun Zhong and Niu Zi Hang were directors and executive officers of the Company. Mr. Liu and Mr. Niu are the General Manager and Deputy General Manager, respectively, of Guangdong Blue Ribbon. Guangdong Blue Ribbon owns 40% of High Worth JV.

          During the years ended December 31, 1997 and 1998, the Company purchased packaging materials from Guangdong Blue Ribbon and its affiliated companies aggregating RMB 42,081,917 and RMB 37,631,444, respectively.

          During the years ended December 31, 1997 and 1998, the Company sold beer products to Guangdong Blue Ribbon aggregating RMB 8,773,809 and RMB nil, respectively.

          During the years ended December 31, 1997 and 1998, the Company purchased for resale mineral water and non-carbonated soft drinks from Guangdong Blue Ribbon and its affiliated companies aggregating RMB nil and RMB nil, respectively.

          During the years ended December 31, 1997 and 1998, the Company also purchased for resale beer products from Sichuan Brewery, an affiliate of Guangdong Blue Ribbon, aggregating RMB 33,052,735 and RMB 35,072,362, respectively.

          During the years ended December 31, 1997 and 1998, the Company paid RMB 7,086,075 and RMB 6,886,720, respectively, equivalent to US$11.70 per ton of beer production, to Guangdong Blue Ribbon as a royalty fee for the right to use the Pabst Blue Ribbon trademarks in the Guangdong Province of China.

          During the years ended December 31, 1997 and 1998, the Company paid Guangdong Blue Ribbon a management fee of RMB 3,780,000 and RMB 3,780,000, respectively, pursuant to a three year agreement commencing January 1, 1996.

RELATED COMPANIES

          As of December 31, 1997 and 1998, the amount due from related companies aggregated RMB 29,667,015 and RMB 18,068,927, respectively, and consisted of amounts due from Guangdong Blue Ribbon and its affiliated companies for trade deposits received on behalf of the Company and expenses paid on behalf of Guangdong Blue Ribbon and its affiliated companies.

          As of December 31, 1997 and 1998, the Company owed an aggregate of RMB 77,100,000 and RMB 31,100,000, respectively, to related parties as follows:

          (a) RMB 19,500,000 and RMB 15,500,000, respectively, was due to companies affiliated with Guangdong Blue Ribbon for the purchase of raw materials, and was unsecured, interest free and repayable on demand;

          (b) RMB 3,600,000 and RMB nil, respectively, was due to Wealth Guide Development Limited, a company affiliated with Guangdong Blue Ribbon, as an advance, and was unsecured, with interest at 12% per annum, and repayable on demand.

          (c) As of December 31, 1997 and 1998, approximately RMB 40,300,000 and RMB 15,600,000, respectively, was due to Guangdong Blue Ribbon, as a dividend payable by High Worth JV.

          For the year ended December 31, 1998, interest expense with respect to the above obligations relating to Guangdong Blue Ribbon and its affiliated companies was RMB nil and to the other related parties was RMB nil. For the year ended December 31, 1998, interest income from Guangdong Blue Ribbon was RMB nil.

          For the year ended December 31, 1997, interest expense with respect to the above obligations relating to Guangdong Blue Ribbon and its affiliated companies was RMB 3,859,087 and to the other related parties was RMB 1,717,133. For the year ended December 31, 1997, interest income from Guangdong Blue Ribbon was RMB 5,535,977.


OTHER TRANSACTIONS

          As of December 31, 1997 and 1998, 7,100,000 and RMB nil, respectively, was due to Evermoni Trading Limited, a company beneficially owned by Lee-tak Wong, a director of the Company, as an advance, and was unsecured, with interest at 12% per annum, and repayable on demand.

          As of December 31, 1997 and 1998, RMB 1,400,000 and RMB nil, respectively, was due to Trade Link Investment Limited, a company beneficially owned by Victor Choi, a former director of the Company, as an advance, and was unsecured, with interest at 12% per annum, and repayable on demand.

          As of December 31, 1997 and 1998, RMB 2,300,000 and RMB nil, respectively, was due to Champers Investment Limited, a company beneficially owned by Lee-tak Wong, a director of the Company, as an advance, and was unsecured, non-interest bearing, and repayable on demand.

          As of December 31, 1997 and 1998, RMB 2,900,000 and RMB nil, respectively, was due to Bilibest Industries Limited, a company controlled by the shareholders of West Coast Star Enterprises Ltd., as an advance, and was unsecured, with interest at 12% per annum, and repayable on demand.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) The following financial statements and exhibits are filed with and as a part of this report.

          Financial Statements

          CBR BREWING COMPANY, INC. AND SUBSIDIARIES

          Report of Independent Auditors
          - Deloitte Touche Tohmatsu

          Consolidated Balance Sheets
          - As of December 31, 1997 and 1998

          Consolidated Statements of Income
          - Years ended December 31, 1996, 1997 and 1998

          Consolidated Statements of Shareholders' Equity
          - Years ended December 31, 1996, 1997 and 1998

          Consolidated Statements of Cash Flows
          - Years ended December 31, 1996, 1997 and 1998

          Notes to Consolidated Financial Statements

          ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

          Report of Independent Auditors
          - Deloitte Touche Tohmatsu

          Balance Sheets
          - As of December 31, 1997 and 1998

          Statements of Income
          - Years ended December 31, 1996, 1997 and 1998

          Statements of Equity
          - Years ended December 31, 1996, 1997 and 1998

          Statements of Cash Flows
          - Years ended December 31, 1996, 1997 and 1998

          Notes to Financial Statements


(a)  (2)  Financial Statement Schedules

          Schedules have been omitted because they are not required or are not applicable or the information required to be set forth therein either is not material or is included in the consolidated financial statements or the notes thereto.


(a)  (3)  Exhibits

          A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 1998.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CBR BREWING COMPANY, INC.
                                        ---------------------------------
                                                (Registrant)

Date:  April 14, 1999              By:  /s/ Zi-shou Chen
                                        ---------------------------------
                                        Zi-shou Chen
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 14, 1999              By:  /s/ Zi-shou Chen
                                        ---------------------------------
                                        Zi-shou Chen
                                        President and Director

Date:  April 14, 1999              By:  /s/ John Zhao Li
                                        ---------------------------------
                                        John Zhao Li
                                        Vice President and Director

Date:  April 14, 1999              By:  /s/ Gary C. K. Lui
                                        ---------------------------------
                                        Gary C. K. Lui
                                        Chief Financial Officer

Date:  April 14, 1999              By:  /s/ Jin-qiang Zhang
                                        ---------------------------------
                                        Jin-qiang Zhang
                                        Director

Date:  April 14, 1999              By:  /s/ Lee-tak Wong
                                        ---------------------------------
                                        Lee-tak Wong
                                        Director

Date:  April 14, 1999              By:  /s/ Guang-wei Liang
                                        ---------------------------------
                                        Guang-wei Liang
                                        Director

Date:  April 14, 1999              By:  /s/ Deng-chen Yin
                                        ---------------------------------
                                        Deng-chen Yin
                                        Director

                               INDEX TO EXHIBITS

Exhibit
Number         Description of Document
------         -----------------------
2.1     (P)    Share Exchange Agreement, dated November 1994, with Amendment among the Company, Oriental Win and Holdings.(1)

3(i).1  (P)    Articles of Incorporation and Amendments.(2)

3(i).2  (P)    Certificate of Amendment of Articles of Incorporation.(3)

3(ii)   (P)    Bylaws.(2)

10.1    (P)    Joint Venture Agreement dated June 10, 1993 between Zhaoqing
               Brewery and Goldjinsheng regarding Noble Brewery with amendments, with English translation.(3)

10.2    (P)    Joint Venture Agreement dated May 6, 1994 between Guangdong Blue
               Ribbon and Holdings, as supplemented by Supplementary Joint
               Venture Agreement dated September 5, 1994 among Holdings,
               Guangdong Blue Ribbon and Star Quality Ltd. regarding Zhaoqing
               High Worth, with English translation.(3)

10.3    (P)    Assets Transferring Agreement dated September 6, 1994 among
               Guangdong Blue Ribbon, Zhaoqing Brewery and High Worth JV
               regarding High Worth JV, with English translation.(3)

10.4    (P)    Agreement on License of Transferring and Using the registered trademarks of Pabst Blue Ribbon dated August 30, 1993, between
               Pabst Zhaoqing and Pabst US, with English translation.(3)

10.5    (P)    Agreement on Quality of Pabst Beer dated August 30, 1993 between
               Pabst Zhaoqing and Pabst US, with English translation.(3)

10.6    (P)    Power of Attorney between Pabst US and Pabst Zhaoqing, dated
               August 30, 1993.(3)

10.7    (P)    Sublicense Agreement on Using the Registered Trademarks of Pabst
               Blue Ribbon dated October 12, 1993 between Pabst Zhaoqing and
               Noble Brewery, with English translation.(3)

10.8    (P)    Sublicense on Using the Registered Trademarks of Pabst Blue
               Ribbon dated May 6, 1994 between Pabst Zhaoqing and High Worth
               JV, with English translation.(3)

10.9    (P)    Transferring Agreement dated May 20, 1994 among Pabst
               Zhaoqing, Pabst US and Guangdong Blue Ribbon, with English
               Translation.(3)

10.10   (P)    Deed dated December 5, 1994 between Oriental Win and Holdings regarding the Shareholder Loan, with supplementary
               documentation.(3)

10.11          Long Term Purchase Agreement dated April 1, 1995 between the
               Marketing Company and Zhaoqing Brewery (English
               Translation).(4)

10.12          Long Term Purchase Agreement dated July 11, 1995 between the
               Marketing Company and Noble Brewery (English Translation).(4)

Exhibit
Number         Description of Document
------         -----------------------
10.13 (C)      1998 Stock Option Plan.(5)

10.14          Joint Venture Agreement dated January 13, 1998 between High
               Worth JV and Zao Yang Brewery regarding Zao Yang High Worth
               Brewery (English Translation).(5)

21             Subsidiaries of the Company.(5)

23             Consent of Independent Auditors.

27    (E)      Financial Data Schedule.

------------------

(1) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 30, 1994, and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Registration Statement No. 33-26617A on Form S-18 dated January 19, 1989, and incorporated herein by reference.

(3) Filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

(4) Filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

(5) Filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-K.

(C)  Indicates compensatory plan, agreement or arrangement.

(E)  Indicates electronic filing only.

                      CBR BREWING COMPANY, INC.

                      Report and Financial Statements
                      For the year ended December 31, 1998

REPORT AND FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1998



CONTENTS                                                                 PAGE(S)
--------                                                                 -------

REPORT OF INDEPENDENT AUDITORS......................................      F - 1


CONSOLIDATED BALANCE SHEETS.........................................      F - 2


CONSOLIDATED STATEMENTS OF INCOME...................................      F - 3


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.....................      F - 4


CONSOLIDATED STATEMENTS OF CASH FLOWS...............................      F - 5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................      F - 6

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CBR BREWING COMPANY, INC.

We have audited the accompanying consolidated balance sheets of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

We draw your attention to note 22 to the consolidated financial statements which state that the Company is exposed to certain risks through its operations in the People's Republic of China.




/s/ Deloitte Touche Tohmatsu
Hong Kong
March 31, 1999

                                                   CONSOLIDATED BALANCE SHEETS

                                                                                      As of December 31,
                                                                      ---------------------------------------------------
                                                                      1997                    1998                   1998
                                                                      ----                    ----                   ----
                                                                      RMB                     RMB                    US$
                                                                                                                   (Note 3)
                                                          ASSETS
Current assets:
  Cash and cash equivalents..................................       76,092,954             86,508,742             10,422,740
  Accounts receivable, net of allowance for doubtful
    accounts of RMB20,232,169 and RMB35,599,181
    for 1997 and 1998, respectively (note 4).................      120,466,933            113,947,815             13,728,652
  Bills receivable (note 5)..................................       35,555,400             26,554,200              3,199,301
  Inventories (note 6).......................................       89,583,442             66,602,633              8,024,414
  Amounts due from related companies (note 18)...............       29,667,015             18,068,927              2,176,979
  Prepayments, deposits and other receivables................       24,017,911             27,603,518              3,325,725
                                                                  ------------           ------------           ------------
Total current assets.........................................      375,383,655            339,285,835             40,877,811
Interest in an associated company (note 7)...................      234,997,255            243,429,767             29,328,887
Property, plant and equipment, net (note 8)..................      210,015,830            263,768,418             31,779,327
Other non-current assets.....................................       14,697,800             23,942,307              2,884,615
                                                                  ------------           ------------           ------------
Total assets.................................................      835,094,540            870,426,327            104,870,640
                                                                  ------------           ------------           ------------
                                                                  ------------           ------------           ------------

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings (note 9)..................................        35,500,000            119,554,000             14,404,096
  Capital lease obligations (note 10).......................         7,349,698              5,664,938                682,523
  Accounts payable..........................................        20,343,493             40,398,992              4,867,348
  Accrued liabilities.......................................        77,471,510             81,334,665              9,799,357
  Customer deposits.........................................         6,680,000                      -                   -
  Amounts due to related companies (note 18)................        77,166,596             31,136,095              3,751,336
  Amount due to an associated company (note 7)..............       209,083,335            218,717,800             26,351,542
  Income taxes payable (note 11)............................           260,000              4,166,884                502,034
  Sales taxes payable (note 12).............................        39,841,282             30,331,904              3,654,446
  Deferred tax liabilities (note 11)........................         4,413,000                      -                   -
                                                                  ------------           ------------           ------------
Total current liabilities...................................       478,108,914            531,305,278             64,012,682
                                                                  ------------           ------------           ------------
Long-term liabilities:
  Bank borrowings (note 9)..................................         8,000,000                      -                   -
  Capital lease obligations (note 10).......................         8,512,851              2,847,911                343,122
                                                                  ------------           ------------           ------------
Total long-term liabilities.................................        16,512,851              2,847,911                343,122
                                                                  ------------           ------------           ------------
Minority interests..........................................        88,503,839             83,803,133             10,096,763
                                                                  ------------           ------------           ------------
Commitments and contingencies (notes 22 and 23)

Shareholders' advances and shareholders' equity:
  Advances from shareholders (note 13)......................        73,617,552             50,267,705              6,056,350
                                                                  ------------           ------------           ------------
Shareholders' Equity:
  Common stock
    - Class A, US$0.0001 par value, 90,000,000 shares
        authorized, 5,000,013 and 5,010,013 shares
        outstanding in 1997 and 1998, respectively                       4,265                  4,273                    515
    - Class B, US$0.0001 par value, 10,000,000 shares
        authorized, 3,000,000 shares outstanding............             2,559                  2,559                    308
    Additional paid-in capital..............................       104,030,194            106,489,592             12,830,071
    General reserve and enterprise development funds                 8,341,785             10,125,740              1,219,969
    Retained earnings.......................................        65,972,581             85,580,136             10,310,860
                                                                  ------------           ------------           ------------
Total shareholders' equity..................................       178,351,384            202,202,300             24,361,723
                                                                  ------------           ------------           ------------
Total shareholders' advances and shareholders'
  equity....................................................       251,968,936            252,470,005             30,418,073
                                                                  ------------           ------------           ------------
Total liabilities, shareholders' advances and
    shareholders' equity....................................       835,094,540            870,426,327            104,870,640
                                                                  ------------           ------------           ------------
                                                                  ------------           ------------           ------------

         See accompanying notes to the consolidated financial statements

                                                CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Year ended December 31,
                                                                   -------------------------------------------------------------
                                                                     1996             1997              1998             1998
                                                                     ----             ----              ----             ----
                                                                     RMB              RMB               RMB              US$
Sales:                                                                                                                  (Note 3)
Related parties (note 18a)....................................       6,169,170        8,773,809                 -                -
Unrelated parties.............................................   1,249,771,815    1,180,189,995     1,145,636,256      138,028,465
                                                                 -------------    -------------     -------------    -------------
                                                                 1,255,940,985    1,188,963,804     1,145,636,256      138,028,465
Sales taxes (note 12).........................................      22,663,361       19,677,315        24,629,145        2,967,367
                                                                 -------------    -------------     -------------    -------------
Net sales.....................................................   1,233,277,624    1,169,286,489     1,121,007,111      135,061,098
Cost of sales, including inventory purchased from related
  companies of RMB809,095,016, RMB750,382,614 and
  RMB694,084,566 in 1996, 1997 and 1998, respectively; and
  royalty fee paid to a related company of RMB7,945,874,
  RMB7,086,075 and RMB6,886,720 in 1996, 1997 and 1998,
  respectively (note 18b to e)................................   1,039,139,192      960,959,693       927,483,120      111,744,954
                                                                 -------------    -------------     -------------    -------------
Gross profit..................................................     194,138,432      208,326,796       193,523,991       23,316,144
Selling, general and administrative expenses, including
  management fee paid to a related company of
  RMB3,780,000 in 1996, 1997 and 1998 (note 18f)..............     168,812,949      197,111,936       215,134,986       25,919,878
Fair value of warrants, stock options and common stock
  issued for services rendered (note 19)......................               -                -         2,459,406          296,314
                                                                 -------------    -------------     -------------    -------------
Operating income (loss).......................................      25,325,483       11,214,860       (24,070,401)      (2,900,048)
                                                                 -------------    -------------     -------------    -------------
Other income:
  Interest income, including interest income from
    a related company of RMB3,981,278, RMB5,535,977 and
    nil in 1996, 1997 and 1998, respectively (note 18g).......       6,119,470        6,255,590         2,687,218          323,761
  Foreign exchange gains......................................         119,907          177,396             2,841              342
  Others......................................................         695,244        1,239,362         1,606,516          193,556
                                                                 -------------    -------------     -------------    -------------
Total other income............................................       6,934,621        7,672,348         4,296,575          517,659
                                                                 -------------    -------------     -------------    -------------
Other expense:
  Interest expense, including interest paid to related
    companies of RMB10,231,528, RMB5,576,220 and nil in
    1996, 1997 and 1998, respectively (note 18h)..............      20,767,252       15,503,189         9,507,873        1,145,527
  Loss on disposal of property, plant and equipment...........               -          743,788           189,872           22,876
  Others......................................................               -          498,381         1,209,458          145,717
                                                                 -------------    -------------     -------------    -------------
Total other expenses..........................................      20,767,252       16,745,358        10,907,203        1,314,120
                                                                 -------------    -------------     -------------    -------------
Income (loss) before income taxes.............................      11,492,852        2,141,850       (30,681,029)      (3,696,509)
Income taxes (note 11)........................................       4,721,444                -           326,172           39,298
                                                                 -------------    -------------     -------------    -------------
Income (loss) before equity in earnings of an associated
  company.....................................................       6,771,408        2,141,850       (31,007,201)      (3,735,807)
Equity in earnings of an associated company...................      34,039,622       52,426,546        55,160,690        6,645,866
                                                                 -------------    -------------     -------------    -------------
Income before minority interests..............................      40,811,030       54,568,396        24,153,489        2,910,059
Minority interests............................................      20,599,221       23,805,494         2,761,979          332,769
                                                                 -------------    -------------     -------------    -------------
Net income for the year.......................................      20,211,809       30,762,902        21,391,510        2,577,290
                                                                 -------------    -------------     -------------    -------------
                                                                 -------------    -------------     -------------    -------------
Basic earnings per share......................................            2.53             3.84              2.67             0.32
                                                                 -------------    -------------     -------------    -------------
                                                                 -------------    -------------     -------------    -------------
Diluted earnings per share....................................            2.53             3.84              2.67             0.32
                                                                 -------------    -------------     -------------    -------------
                                                                 -------------    -------------     -------------    -------------
Weighted average number of shares of common stock
  outstanding
    - basic...................................................       8,000,013        8,000,013         8,008,342        8,008,342
                                                                 -------------    -------------     -------------    -------------
                                                                 -------------    -------------     -------------    -------------
    - diluted.................................................       8,000,013        8,000,013         8,008,342        8,008,342
                                                                 -------------    -------------     -------------    -------------
                                                                 -------------    -------------     -------------    -------------

         See accompanying notes to the consolidated financial statements

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Common stock
                                  ----------------------------------------------------
                                        Shares         Amount par value    Additional                                    Total
                                      outstanding      of US$0.0001 each     paid-in        Reserve      Retained     shareholders'
                                  Class A    Class B    Class A  Class B     capital         funds       earnings        equity
                                  -------    -------    -------  -------     -------         -----       --------        ------
                                                          RMB     RMB          RMB            RMB           RMB            RMB
                                                                                           (Note 15)     (Note 15)

Balance at January 1, 1996......  5,000,013  3,000,000    4,265   2,559    104,030,194     2,159,613     21,180,042     127,376,673
Net income......................          -          -        -       -              -             -     20,211,809      20,211,809
Appropriation...................          -          -        -       -              -     2,663,948     (2,663,948)              -
                                  ---------  ---------   ------  ------  -------------  ------------  -------------   -------------
Balance at December 31, 1996....  5,000,013  3,000,000    4,265   2,559    104,030,194     4,823,561     38,727,903     147,588,482
Net income......................          -          -        -       -              -             -     30,762,902      30,762,902
Appropriation...................          -          -        -       -              -     3,518,224     (3,518,224)              -
                                  ---------  ---------   ------  ------  -------------  ------------  -------------   -------------
Balance at December 31, 1997....  5,000,013  3,000,000    4,265   2,559    104,030,194     8,341,785     65,972,581     178,351,384
Net income......................          -          -        -       -              -             -     21,391,510      21,391,510
Appropriation...................          -          -        -       -              -     1,783,955     (1,783,955)              -
Fair value of warrants, stock
  options and common stock
  issued for services rendered
  (note 19).....................     10,000          -        8       -      2,459,398             -              -       2,459,406
                                  ---------  ---------   ------  ------  -------------  ------------  -------------   -------------
Balance at December 31, 1998....  5,010,013  3,000,000    4,273   2,559    106,489,592    10,125,740     85,580,136     202,202,300
                                  ---------  ---------   ------  ------  -------------  ------------  -------------   -------------
                                  ---------  ---------   ------  ------  -------------  ------------  -------------   -------------
Converted to US$
Balance at December 31, 1998....                         US$515  US$308  US$12,830,071  US$1,219,969  US$10,310,860   US$24,361,723
                                                         ------  ------  -------------  ------------  -------------   -------------
                                                         ------  ------  -------------  ------------  -------------   -------------

Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to two votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holders.


         See accompanying notes to the consolidated financial statements

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year ended December 31,
                                                                     -----------------------------------------------------------
                                                                      1996              1997              1998            1998
                                                                      ----              ----              ----            ----
                                                                      RMB               RMB               RMB             US$
Cash flows from operating activities:
  Net income..................................................     20,211,809        30,762,902        21,391,510       2,577,290
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Allowance for doubtful accounts...........................      9,914,114         5,314,858        15,367,012       1,851,447
    Depreciation and amortization.............................     18,703,203        21,463,723        25,153,217       3,030,508
    Fair value of warrants, stocks options and common stock
      issued for services rendered............................              -                 -         2,459,406         296,314
    Foreign exchange gains....................................       (119,907)         (177,396)         (179,152)        (21,585)
    Loss on disposal of property, plant and equipment.........              -           743,788           189,872          22,876
    Minority interests........................................     20,599,221        23,805,494         2,761,979         332,769
    Equity in earnings of an associated company...............    (34,039,622)      (52,426,546)      (55,160,690)     (6,645,866)
    Dividend received from an associated company..............     39,797,878        34,413,511        46,728,178       5,629,901
    Deferred income taxes.....................................      4,461,444                 -        (4,413,000)       (531,687)
    Income taxes payable......................................        260,000                 -         3,906,884         470,709

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable..................    (20,081,964)       43,063,703        (8,847,894)     (1,066,011)
  (Increase) decrease in bills receivable.....................    (38,653,659)        3,098,259         9,001,200       1,084,482
  (Increase) decrease in inventories..........................    (30,711,035)       (2,033,606)       22,980,809       2,768,772
  Decrease in amounts due from related companies..............     13,322,446         3,422,318        11,598,088       1,397,360
  Increase in prepayments, deposits and other
    receivables...............................................    (10,356,743)       (6,238,007)       (3,585,607)       (432,001)
  Decrease in customer deposits...............................    (64,814,026)      (52,323,600)       (6,680,000)       (804,819)
  Increase (decrease) in accounts payable and accrued
    liabilities...............................................     47,928,065        (6,392,243)       23,918,654       2,881,765
  Increase in amount due to an associated company.............     12,316,145        42,581,584         9,634,465       1,160,779
  Increase (decrease) in sales taxes payable..................     30,670,338       (24,062,953)       (9,509,378)     (1,145,708)
                                                                  -----------       -----------       -----------      ----------
Net cash provided by operating activities.....................     19,407,707        65,015,789       106,715,553      12,857,295
                                                                  -----------       -----------       -----------      ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment..................    (46,786,402)      (10,089,937)      (66,414,497)     (8,001,747)
  Proceeds from disposal of property, plant and
    equipment.................................................      1,501,355         1,756,704           494,820          59,617
  Expenditure on non-current assets...........................              -       (14,697,800)       (9,244,507)     (1,113,796)
                                                                  -----------       -----------       -----------      ----------
Net cash used in investing activities.........................    (45,285,047)      (23,031,033)      (75,164,184)     (9,055,926)
                                                                  -----------       -----------       -----------      ----------
Cash flows from financing activities:
  New bank borrowings.........................................     48,500,000        28,500,000       114,554,000      13,801,687
  Contribution by minority interests..........................      3,000,000                 -                 -               -
  Increase (decrease) in amounts due to related companies           2,727,970        15,433,346       (21,293,591)     (2,565,493)
  Repayment of bank borrowings................................    (40,574,400)      (25,500,000)      (38,500,000)     (4,638,554)
  Repayment of advances from shareholders.....................              -                 -       (23,170,695)     (2,791,650)
  Payment of capital lease obligations........................     (5,514,941)       (9,034,742)       (7,349,700)       (885,506)
  Payment of cash dividend to minority interests..............              -       (15,000,000)      (45,375,595)     (5,466,939)
                                                                  -----------       -----------       -----------      ----------
Net cash provided by (used in) financing activities...........      8,138,629        (5,601,396)      (21,135,581)     (2,546,455)
                                                                  -----------       -----------       -----------      ----------
Net increase (decrease) in cash and cash equivalents..........    (17,738,711)       36,383,360        10,415,788       1,254,914
Cash and cash equivalents at beginning of the year............     57,448,305        39,709,594        76,092,954       9,167,826
                                                                  -----------       -----------       -----------      ----------
Cash and cash equivalents at end of the year..................     39,709,594        76,092,954        86,508,742      10,422,740
                                                                  -----------       -----------       -----------      ----------
                                                                  -----------       -----------       -----------      ----------

         See accompanying notes to the consolidated financial statements

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

     High Worth Holdings is a holding company formed solely to effect the acquisition of a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery"). High Worth Brewery is a Sino-foreign equity joint venture enterprise registered in the PRC on July 2, 1994 in which Star Quality Limited ("Star Quality"), Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group"), a joint stock limited company incorporated in the PRC and High Worth Holdings held 38%, 2% and 60% interests, respectively. Star Quality and Blue Ribbon Group are not connected with the Group. During the year ended December 31, 1995, Star Quality transferred its 38% interest to Blue Ribbon Group. Accordingly, Blue Ribbon Group and High Worth Holdings hold 40% and 60% interests, respectively. The investment in High Worth Brewery was partly financed by a long-term, interest free advances from the shareholders (see note 13). The following is a summary of the acquisition undertaken by High Worth Holdings, through its subsidiary, High Worth Brewery, during the period ended December 31, 1994.

     On October 31, 1994, High Worth Brewery acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Blue Ribbon Noble"). The consideration for the acquisition of an effective 60% interest in Zhaoqing Brewery by High Worth Holdings through High Worth Brewery was approximately US$20 million. Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth Brewery, Zhaoqing Brewery was the wholly-owned subsidiary of Blue Ribbon Group. Blue Ribbon Noble is a Sino-foreign equity joint venture enterprise registered in the PRC on October 8, 1993 in which Goldjinsheng Holding Limited ("Goldjinsheng"), an unrelated party, and Zhaoqing Brewery hold 60% and 40% interests, respectively. Zhaoqing Brewery and Blue Ribbon Noble are both engaged in the production and sale of beer products in the PRC.

     In April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and started to produce Blue Ribbon beer. Pursuant to the terms of the sublicense agreement, Zhaoqing Brewery was granted by Blue Ribbon Group the right for the production and distribution of Blue Ribbon beer under Pabst trademarks in the PRC at a royalty fee of US$11.70 for each ton produced.

     Blue Ribbon Noble's principal product line is Blue Ribbon beer under Pabst trademarks which were granted by Blue Ribbon Group. Pursuant to the terms of the sublicense agreement, Blue Ribbon Noble was granted by Blue Ribbon Group the right in the PRC to use the two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The production right of Blue Ribbon Noble however is confined exclusively to the Guangdong Province only and it does not preclude High Worth Brewery's production right in Guangdong as described in notes 23(a) and 23(b). The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, Blue Ribbon Noble is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

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

     On April 5, 1995, CBR Finance (BVI) Ltd. (the "Finance Company"), which is wholly owned by the Company, was incorporated in the British Virgin Islands ("BVI"). The Finance Company has remained dormant since incorporation.

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

     Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will then be transferred to High Worth Brewery. During the three years ended December 31, 1998, the operating activities of Zhaoqing Brewery were part of High Worth Brewery. The consensus and approval from the local tax authority with respect to this transfer was obtained in 1996.

     On January 13, 1998, High Worth Brewery entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery. The new brewery is designated Zao Yang High Worth Brewery, with a total capital investment of RMB29,280,000, allocated 55% to High Worth Brewery and 45% to Zao Yang Brewery. High Worth Brewery is responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon brewing complex. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998. Commencing June 1998, Blue Ribbon Marketing also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution.

     On January 20, 1998, Zhaoqing Brewery and Goldjinsheng entered into an agreement which calls for the interest of Goldjinsheng in Blue Ribbon Noble to be transferred to Linchpin Holdings Limited ("Linchpin"), a subsidiary of Noble China Inc. Upon receipt of approval from and registration by the relevant PRC authorities, Linchpin and High Worth Brewery will own 60% and 40% equity interests in Blue Ribbon Noble, respectively.


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

     The major adjustments made to the relevant PRC statutory financial statements to conform with US GAAP include the following:

     - The reclassification of certain expense items from income appropriations to charges against income;

     - Adjustment for sales, other income and purchases recognized on a cash basis;

     -    Adjustment for depreciation charges;

     -    Adjustment for deferred taxation; and

     -    Adjustment for revaluation of property, plant and equipment.

     The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Group has a net current liability position as of December 31, 1997 and 1998. The directors of the Company believe that its operating cash flow, combined with cash on hand, existing bank borrowings and other external credit sources, and the credit facilities provided by affiliates or related parties are adequate to satisfy the Group's working capital requirements in the foreseeable future.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of the Company and its subsidiaries in which the Company has an effective controlling interest including High Worth Holdings, High Worth Brewery, Zhaoqing Brewery, the Finance Company, Blue Ribbon Marketing and Zao Yang High Worth Brewery. All material intercompany balances and transactions have been eliminated on consolidation. Investments in affiliates over which the Company exercises significant influence but does not have effective control and owns less than a 50% but greater than a 20% voting interest, including the 40% investment in Blue Ribbon Noble, are accounted for using the equity method.

     REVENUE RECOGNITION - Sales represent the invoiced value of goods sold, net of returns and discounts. Sales and sales discounts are recognized upon delivery of goods to customers. Sales returns are recognized upon receipt of goods returned from customers.

     INVENTORIES - Inventories are stated at the lower of cost or market value. Cost, which comprises direct materials, direct labor costs and overhead associated with the manufacturing processes, is calculated using the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost less an allowance for depreciation and amortization. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

     Land use rights..............................        50 years
     Buildings....................................        50 years
     Plant, machinery and equipment...............    5 - 15 years
     Motor vehicles...............................    5 - 10 years

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

         INCOME TAXES - Income taxes are determined under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or recognized. The effects of tax rate changes on future deferred tax liabilities and deferred tax benefits, as well as other changes in income tax laws, are recognized in the consolidated statement of income in the period when such changes are enacted.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, cash accounts, interest bearing saving accounts, and short-term bank deposits with original maturities of three months or less.

         FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company's subsidiaries and associated company in the PRC are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the consolidated statements of income in the period for which they occur.

          The Company's share capital is denominated in United States dollars ("US$") and for reporting purposes, the US$ share capital amounts have been translated into Renminbi ("RMB") at the applicable rates prevailing on the transaction dates.

         Translation of amounts from RMB into US$ is for the convenience of the reader only and has been made at US$1.00 = RMB8.3. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

         STOCK OPTION PLAN - The Company accounts for stock options issued to non-employee directors using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company continues to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options issued to employees. Pro forma disclosures of the effect on net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 are shown in note 19.

         EARNINGS PER SHARE ("EPS") - EPS is determined in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS excludes the dilutive effects of options, warrants and convertible securities, if any, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed assuming the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under stock options, warrants and convertible debt instruments.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         The Company adopted the new method of reporting EPS for the year ended December 31, 1998. Reconciliation of the basic and diluted EPS is as follows:

         Net income.......................................................    RMB21,391,510
                                                                             --------------
                                                                             --------------
         Basic EPS........................................................          RMB2.67
                                                                             --------------
                                                                             --------------
         Basic weighted average common shares outstanding.................        8,008,342
         Effect of dilutive securities:
         Warrants and options.............................................             -
                                                                             --------------
         Diluted weighted average common and potential common
         shares outstanding...............................................        8,008,342
                                                                             --------------
                                                                             --------------
         Diluted EPS......................................................          RMB2.67
                                                                             --------------
                                                                             --------------

         The common shares issuable upon exercise of the stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock during 1998.

         SFAS No. 128 did not have any impact on the EPS for the two years ended December 31, 1997 because the Company did not have any dilutive securities outstanding.

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

         EFFECTS OF RECENT ACCOUNTING STANDARDS - In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits".

         SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. Since the Company did not have any items of other comprehensive income during the years presented, the net income reported in the consolidated statements of income is equivalent to the total comprehensive income.

         SFAS No. 131, which superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not require any changes to the Company's existing financial statement disclosures.

         SFAS No. 132 amends the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 had no significant impact on the Company' s current financial statement disclosures.

         NEW ACCOUNTING STANDARD NOT YET ADOPTED - The Financial Accounting Standards Board has issued a new standard, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not anticipate that adoption of SFAS No. 133 will have material effect on its financial statement presentation and disclosures.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable comprise:

                                                                                 1997                  1998
                                                                                 ----                  ----
                                                                                  RMB                   RMB
         Accounts receivable - trade................................          140,699,102           149,546,996
         Less: Allowance for doubtful accounts......................          (20,232,169)          (35,599,181)
                                                                              -----------           -----------

                                                                              120,466,933           113,947,815
                                                                              -----------           -----------
                                                                              -----------           -----------

         Movement of allowance for doubtful accounts:
                                                                    1996             1997              1998
                                                                    ----             ----              ----
                                                                     RMB              RMB               RMB
         Balance as at January 1...........................        5,600,000        14,921,542       20,232,169
         Provided during the year..........................        9,914,114         5,314,858       15,367,012
         Written off during the year.......................         (592,572)           (4,231)            -
                                                                  ----------        ----------       ----------

         Balance as at December 31.........................       14,921,542        20,232,169       35,599,181
                                                                  ----------        ----------       ----------
                                                                  ----------        ----------       ----------


5.       BILLS RECEIVABLE

         Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

6.       INVENTORIES

                                                          1997          1998
                                                          ----          ----
                                                           RMB           RMB
         Inventories comprise:

         Raw materials.............................     26,189,345    24,853,642
         Work in progress..........................      7,164,153     5,436,138
         Finished goods............................     56,229,944    36,312,853
                                                        ----------    ----------
                                                        89,583,442    66,602,633
                                                        ----------    ----------
                                                        ----------    ----------

7.       INTEREST IN AN ASSOCIATED COMPANY

                                                                              1997            1998
                                                                              ----            ----
                                                                               RMB             RMB
         Unlisted investment, at cost..................................    209,361,595     209,361,595
         The Company's share of undistributed post acquisition
           earnings of an associated company...........................     25,635,660      34,068,172
                                                                           -----------     -----------
                                                                           234,997,255     243,429,767
                                                                           -----------     -----------
                                                                           -----------     -----------

         The unlisted investment represents the Company's 40% equity interest in Blue Ribbon Noble held by a 60% owned subsidiary. Refer to note 1 for a description of its principal activities.

         Amount due to an associated company principally represented the balance arising from the purchases of beer products for resale. The balance is unsecured, interest-free and repayable on demand.

         The summarized information of Blue Ribbon Noble is presented below:

                                                                       1997             1998
                                                                       ----             ----
                                                                        RMB              RMB
         BALANCE SHEETS

         Current assets.......................................      415,031,288      391,127,106
         Property, plant and equipment........................      464,699,723      450,201,615
                                                                    -----------      -----------
         Total assets.........................................      879,731,011      841,328,721
                                                                    -----------      -----------
                                                                    -----------      -----------

         Current liabilities..................................      224,478,494      185,013,326
         Deferred income taxes................................       12,200,000        4,700,000
         Equity...............................................      643,052,517      651,615,395
                                                                    -----------      -----------
         Total liabilities and equity.........................      879,731,011      841,328,721
                                                                    -----------      -----------
                                                                    -----------      -----------

         STATEMENTS OF INCOME

         Sales, net of sales taxes............................      639,678,595      584,469,720
                                                                    -----------      -----------
                                                                    -----------      -----------
         Gross profit.........................................      179,062,125      177,258,447
                                                                    -----------      -----------
                                                                    -----------      -----------
         Net income...........................................      122,156,976      126,228,058
                                                                    -----------      -----------
                                                                    -----------      -----------
         The Company's share of net income after the
           deduction of unrealized intercompany profit
           and other intercompany adjustments.................       52,426,546       55,160,690
                                                                    -----------      -----------
                                                                    -----------      -----------

8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment comprise the following:

                                                                           1997            1998
                                                                           ----            ----
                                                                            RMB             RMB
         At cost:
           Land use rights and buildings..........................       79,256,063      99,332,794
           Plant, machinery and equipment.........................      167,032,181     221,954,727
           Motor vehicles.........................................        8,795,547      13,137,599
           Construction in progress...............................        2,806,260       2,004,180
                                                                        -----------     -----------
         Total....................................................      257,890,051     336,429,300
           Less: Accumulated depreciation and amortization........      (47,874,221)    (72,660,882)
                                                                        -----------     -----------
                                                                        210,015,830     263,768,418
                                                                        -----------     -----------
                                                                        -----------     -----------

         Included in property, plant and equipment are assets acquired under capital leases with the following net book values:

                                                                          1997            1998
                                                                          ----            ----
                                                                           RMB             RMB
         At cost:
           Plant, machinery and equipment........................       33,747,792      33,747,792
           Less: Accumulated depreciation and amortization.......       (8,944,795)    (12,319,574)
                                                                        ----------      ----------
                                                                        24,802,997      21,428,218
                                                                        ----------      ----------
                                                                        ----------      ----------

         Depreciation and amortization charges in respect of property, plant and equipment held under capital leases for each of the three years in the period ended December 31, 1998 were RMB3,374,779.

9.       BANK BORROWINGS

                                                                           1997             1998
                                                                           ----             ----
                                                                            RMB              RMB
         Bank borrowings comprise:

         Secured bank borrowings.................................        43,500,000      119,554,000
         Less: Current portion...................................       (35,500,000)    (119,554,000)
                                                                         ----------       ----------
         Long-term portion                                                8,000,000             -
                                                                         ----------       ----------
                                                                         ----------       ----------

         Certain assets of High Worth Brewery were collaterialized under a floating charge to secure the bank borrowings. The net book value of the property, plant and equipment and the carrying amounts of the other assets pledged to banks as of December 31, 1997 and 1998 amounted to RMB181,560,188 and RMB203,209,679, and RMB173,966,125 and
         RMB218,027,265, respectively. There are no significant covenants or financial restrictions relating to the Company's short-term debt.

         The weighted average interest rates as of December 31, 1997 and 1998 were 10.1% and 9.1% per annum, respectively.

10.      CAPITAL LEASE OBLIGATIONS

         The capital lease obligations maturing subsequent to the balance sheet date are:

                                                                        RMB
         Year ending December 31,
           1999...............................................        6,215,496
           2000...............................................        2,927,420
                                                                     ----------
         Total minimum lease payments.........................        9,142,916
         Less: Amount representing interest...................         (630,067)
                                                                     ----------
         Present value of minimum lease payments..............        8,512,849
         Less: Current portion................................       (5,664,938)
                                                                     ----------
         Long-term portion....................................        2,847,911
                                                                     ----------
                                                                     ----------

11.      INCOME TAXES

         The components of income (loss) before income taxes, equity in earnings of an associated company and minority interests are as follows:

                                                           Year ended December 31,
                                                           -----------------------
                                                     1996           1997           1998
                                                     ----           ----           ----
                                                      RMB            RMB            RMB
         United States of America...........       (7,420,000)   (10,665,803)   (13,333,609)
         PRC................................       18,912,852     12,807,653    (17,347,420)
                                                   ----------     ----------    -----------

                                                   11,492,852      2,141,850    (30,681,029)
                                                   ----------     ----------    -----------
                                                   ----------     ----------    -----------

         United States of America

         The Company is subject to taxes in the United States of America ("US"). In January 1997, the Internal Revenue Service enacted the entity classification regulations effective from January 1, 1997. Under the new tax regulations, the Company's PRC subsidiaries and associated company can elect to be treated as partnerships for US tax purposes, in contrast with the corporation entity treatment prior to January 1, 1997. The Company elected to treat its PRC subsidiaries and associated company as partnerships in 1997. For US tax purposes, a partnership is a flow-through entity (i.e., the partnership's income, deductions, gains or losses flow through to the partners in the partnership). High Worth Holdings is the ultimate partner in these partnerships. The Company will be taxed when income is recognized.

         The determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries and foreign associated company is not practicable.

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

         Had these tax holidays and concessions not been available, the tax charge would have been higher by approximately RMB14,080,000, RMB20,800,000 and RMB8,605,000 representing RMB1.76, RMB2.60 and RMB1.07 per share before minority interests, for the years ended December 31, 1996, 1997 and 1998, respectively.

         British Virgin Islands

         The Company's subsidiaries incorporated in the British Virgin Islands ("BVI") are not taxed in BVI. Under current BVI laws, dividends and capital gains arising from the BVI subsidiary's investments are not subject to income taxes, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

         The provision for income taxes consists of the following:

                                                             Year ended December 31,
                                                             -----------------------
                                                      1996           1997            1998
                                                      ----           ----            ----
                                                       RMB            RMB             RMB
         Current
           - PRC.............................         260,000           -         4,739,172
                                                    ---------      ---------      ---------
         Deferred
           - United States of America........       4,413,000           -        (4,413,000)
           - PRC.............................          48,444           -              -
                                                    ---------      ---------      ---------
                                                    4,461,444           -        (4,413,000)
                                                    ---------      ---------      ---------
                                                    4,721,444           -           326,172
                                                    ---------      ---------      ---------
                                                    ---------      ---------      ---------

         The reconciliation of effective income tax rates of the Group to the statutory income tax rate in the PRC is as follows:

                                                               Year ended December 31,
                                                               -----------------------
                                                              1996       1997      1998
                                                              ----       ----      ----
         Statutory tax rate..............................     33%        33%        33%
         Tax holiday.....................................    (30%)      (33%)      (18%)
         Tax on dividend declared by an
           associated company............................     36%         -          -
         Reversal of tax on dividend declared by
           an associated company.........................      -          -        (14%)
         Reversal of deferred tax asset arising
           from the revaluation of property,
           plant and equipment...........................      1%         -          -
         Difference in tax rate..........................      1%         -          -
                                                              ----       ----       ----
                                                              41%         -          1%
                                                              ----       ----       ----
                                                              ----       ----       ----

         Deferred income taxes are based on the liability method prescribed by SFAS No. 109. The Group's deferred tax liabilities for the year ended December 31, 1996 represented the temporary differences with respect to the time when dividends declared by the Company's subsidiaries and associated company are received by the Company. As the Company had elected to treat its subsidiaries and associated company as partnerships in 1997, High Worth Holdings is the ultimate partner in these partnerships. The Company will be taxed when income is recognized. The Company has no intention to make any dividend distributions in the foreseeable future, and accordingly, the deferred tax liability has been reversed.

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

         On September 8, 1998, the remaining rights to collect US$848,000 of the advance were also transferred from Oriental Win to its shareholders in proportion to their respective shareholding interests. On November 26, 1998, High Worth Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650.

         The advances from the respective shareholders are approximately as follows:

                                                                          1997            1998
                                                                          ----            ----
                                                                           RMB             RMB
         Top Link Development Limited (US$1,600,000 and
           US$1,211,270)...........................................     13,300,000      10,054,000
         Redcliffe Holdings Limited (US$1,600,000 and
           US$1,211,270) ..........................................     13,300,000      10,054,000
         West Coast Star Enterprises Limited (US$4,800,000 and
           US$3,633,810)...........................................     39,800,000      30,160,000
         Oriental Win (US$848,000 and nil).........................      7,200,000            -
                                                                       -----------     -----------
                                                                        73,600,000      50,268,000
                                                                       -----------     -----------
                                                                       -----------     -----------


14.      FOREIGN CURRENCY EXCHANGE

         The People's Bank of China ("PBOC") and the State Exchange Administration Bureau jointly pronounced a new policy on foreign exchange transactions in the PRC. Commencing from December 1, 1998, foreign currency exchanges adjustment services for the foreign invested enterprises ("FIE"), which were previously provided by the SWAP centers within the PRC, will be cancelled. From this date onwards, FIEs can only transact foreign currency deals through those authorized banks in the PRC at the prevailing exchange rates quoted by the PBOC and, accordingly, all the SWAP centres presently established in the PRC will be closed.

         The current SWAP centre business was started by the PRC government in 1980. FIEs could buy or sell foreign currencies at the SWAP centre at the market rates quoted by such centres. From December 1, 1998, FIEs can only buy or sell foreign currencies through the banks operated in the PRC at the prevailing exchange rates quoted by the PBOC. All these foreign currency transactions will then pass through the centralized banking system in the PRC. The exchange rates quoted by the banks will be the middle price of the bid price and ask price on the previous transaction date.

         The exchange rate of the RMB equivalent of US$1.00 as of December 31, 1996, 1997 and 1998 was RMB8.3.

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

         No appropriations to these reserve funds were made by Zhaoqing Brewery and Blue Ribbon Marketing for 1996, 1997 and 1998 as Zhaoqing Brewery was acting as a nominee of High Worth Brewery from October 31, 1994 onwards and Blue Ribbon Marketing made losses in those financial years.

         High Worth Brewery and Blue Ribbon Noble are also required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of income. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the companies. Under the joint venture agreement, the board of directors shall determine the appropriations with regard to the economic situation of the companies. The percentage of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund of Blue Ribbon Noble for 1998 has been determined by the board of directors and the appropriation has been reported in its statutory financial statements.

         Respective appropriations in High Worth Brewery for 1998 have not yet been determined by its board of directors and were not reported in its statutory financial statements.

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

         On November 23, 1998, the Board of Directors of High Worth Brewery declared the second dividend distribution, entitling High Worth Holdings to a dividend of approximately RMB31,000,000, which was based on PRC GaaP financial statements. The dividend will be distributed by installments in order to avoid any disruption to High Worth Brewery's normal operating cash flow position.

16.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         (a) Interest paid, net of capitalized interest, during the years ended December 31, 1996, 1997 and 1998, was RMB20,767,252,
                  RMB15,503,189 and RMB9,507,873, respectively.

         (b) On November 25, 1997, the first dividend totalling RMB55,375,595 was declared by High Worth Brewery and payable to Blue Ribbon Group, of which RMB15,000,000 was paid out in 1997 and the remaining RMB40,375,595 was paid out during 1998.

                  On November 23, 1998, the second dividend totalling RMB20,638,685 was declared by High Worth Brewery and payable to Blue Ribbon Group, of which RMB5,000,000 was paid out during 1998. Included in the amount due to related companies is the remaining dividend payable to Blue Ribbon Group as at December 31, 1998.

         (c) In 1998, Zao Yang Brewery contributed RMB13,176,000 by means of property, plant and equipment to Zao Yang High Worth Brewery as a capital contribution.

17.      ADVERTISING EXPENSES

         The Group incurred advertising expenses of RMB65,475,345, RMB63,185,906 and RMB68,082,791 for the years ended December 31, 1996, 1997 and 1998, respectively.

18.      RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

         (a)      Sales of beer products

                  During the years ended December 31, 1996, 1997 and 1998, sales to Blue Ribbon Group and its group of companies amounted to RMB6,169,170, RMB8,773,809 and nil, respectively.

         (b)      Purchases of packing materials

                  During the years ended December 31, 1996, 1997 and 1998, the Group purchased packing materials from Blue Ribbon Group and its group of companies amounting to RMB44,778,187, RMB42,081,917 and RMB37,631,444, respectively.

         (c)      Purchases of non-alcoholic beverage

                  During the years ended December 31, 1996, 1997 and 1998, the Group purchased non-alcoholic beverages from Blue Ribbon Group and its group of companies amounting to RMB69,166,604, nil, and nil, respectively, for resale.

         (d)      Purchases of beer products

                  During the years ended December 31, 1996, 1997 and 1998, the Group purchased beer products from Blue Ribbon Noble amounting to RMB695,150,225, RMB675,247,962 and RMB621,380,760,
                  respectively, for resale.

                  During the years ended December 31, 1997 and 1998, the Group purchased beer products from Blue Ribbon Group Sichuan E Mei Shan Brewery ("Sichuan Brewery") amounting to RMB33,052,735 and RMB35,072,362, respectively, for resale.

         (e)      Royalty fee

                  During the years ended December 31, 1996, 1997 and 1998, the royalty fee of RMB7,945,874, RMB7,086,075 and RMB6,886,720, respectively, was payable to Blue Ribbon Group in respect of the right to use Pabst trademarks in the Guangdong Province of the PRC.

         (f)      Management fee

                  The management fee paid to Blue Ribbon Group for each of the three years ended December 1996, 1997 and 1998 was RMB3,780,000.

         (g)      Interest income

                  Interest income from Blue Ribbon Group for the years ended December 31, 1996, 1997 and 1998 was RMB3,981,278,
                  RMB5,535,977 and nil, respectively.

         (h)      Interest expense

                  Interest expense for the years ended December 31, 1996, 1997 and 1998 included RMB9,282,985, RMB3,859,087 and nil, respectively, payable to Blue Ribbon Group and RMB948,543, RMB1,717,133 and nil, respectively, payable to other related companies.

         (i)      Amounts due from related companies

                  The amounts due from related companies mainly represented receivable balances from Blue Ribbon Group and its group of companies.

                  The balances with Blue Ribbon Group and its group of companies principally represented trade deposits received on behalf of the Group and expenses paid on their behalf. Included in the net amounts due from Blue Ribbon Group at December 31, 1997 was RMB59,500,000 payable to the Group, which bore interest of 15% per annum during 1997, but was interest free as of December 1997. At December 31, 1998, the balances with related companies are unsecured, interest-free and repayable on demand.

         (j)      Amounts due to related companies

                  As of December 31, 1997 and 1998, the amounts due to related companies consist of payable balances to the following companies:

                                                                            As of December 31,
                                                                       -----------------------------
                                                                           1997            1998
                                                                           ----            ----
                                                                            RMB             RMB
                                                                       (in millions)   (in millions)
                  American National Can (Zhaoqing) Co., Ltd.
                    ("American National Can")                              10.5              9.4
                  Blue Ribbon Beverage Co., Ltd. ("Beverage")               1.8              1.8
                  Blue Ribbon Group (Note 16(b))                           40.3             15.6
                  Sichuan Brewery                                           4.9              4.2
                  Champers Investment Limited ("Champers")                  2.3                -
                  Evermoni Trading Limited ("Evermoni")                     7.1                -
                  Bilibest Industries Limited ("Bilibest")                  2.9                -
                  Trade Link Investment Limited ("Trade Link")              1.4                -
                  Wealth Guide Development Limited ("Wealth Guide")         3.6                -
                  Other subsidiaries and associated companies
                    of Blue Ribbon Group                                    2.4              0.1
                                                                           ----             ----
                                                                           77.2             31.1
                                                                           ----             ----
                                                                           ----             ----

                  American National Can, Beverage, and Sichuan Brewery are companies in which Blue Ribbon Group has equity interests.

                  Evermoni and Champers are beneficially owned by Lee-Tak Wong who is a director of the Company. Bilibest is controlled by the shareholders of West Coast Star Enterprises Limited. Trade Link is beneficially owned by Victor Choi who is a former director of the Company. Wealth Guide is beneficially owned by Blue Ribbon Group.

                  The balances with group companies of Blue Ribbon Group, except Wealth Guide, represented the balances arising from the purchases of raw materials from them.

                  The balances are unsecured, interest-free and repayable on demand as of December 31, 1998. The balances due to Champers, Evermoni, Bilibest, Trade Link and Wealth Guide were unsecured, bore interest at 12% per annum and repayable on demand as of December 31, 1997.

         (k)      Advances from shareholders

                  Details are provided in note 13.

19.      STOCK OPTION PLAN AND COMMON STOCK CHANGES

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

         No options were exercised or cancelled in 1998.

19.      STOCK OPTION PLAN AND COMMON STOCK CHANGES - continued

         The stock options issued to non-employee directors were accounted for pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, the fair value of stock options is calculated according to the Black-Scholes pricing model with the following assumptions:

         Expected life of options..............................3 - 5 years
         Risk-free interest rate...............................6.75%
         Expected volatility of underlying stock...............100%
         Expected dividends....................................0%

         The total compensation expense for stock options issued to non-employee directors under the Plan recognized in the consolidated statement of income for the year ended December 31, 1998 was RMB2,218,706 (US$267,314). The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected volatility of the Company's stock price. Because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the stock options.

         The Company continues to follow APB No. 25 "Accounting for Stock Issued to Employees", in accounting for its stock options issued to officers and employees. The fair value of the options granted during the year was estimated on the date of grant using the Black-Scholes pricing model with the assumptions listed above. Had compensation costs for the grants been determined under SFAS No. 123, the Company would have recorded RMB2,951,117 as additional compensation expense for the year ended December 31, 1998, resulting in pro forma net profit of RMB18,440,393 (US$2,221,734) and earnings per share (basic and diluted) of RMB2.30 (US$0.28).

         Consulting Contract

         On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which was recorded as a charge to operations at their estimated fair market value of RMB240,700 (US$29,000). The contract expired on August 18, 1998 without any additional compensation paid or owed to Worldwide Corporate Finance.

20.      RETIREMENT PLAN

         As stipulated by the PRC government regulations, High Worth Brewery, Zhaoqing Brewery and Blue Ribbon Marketing have defined contribution retirement plans for all their permanent staff. Zhaoqing Brewery and its staff are required to contribute to PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff. During the years ended December 31, 1996, 1997 and 1998, the monthly contributions of both High Worth Brewery and Blue Ribbon Marketing for permanent staff were calculated at 14.6% and 2%, respectively, of the basic salary of the permanent staff. The pension costs expensed by the PRC group companies during the years ended December 31, 1996, 1997 and 1998 amounted to RMB3,236,633, RMB3,125,419 and RMB3,437,961, respectively.

         The Company did not have any retirement plan in operation until June 1, 1998. The monthly contribution of the Company for permanent staff is at 7% of the basic salary. The pension costs expensed by the Company were RMB114,211 in 1998.

21.      FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheets at December 31, 1997 and 1998 for current assets and current liabilities, except for bank loans, qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. Cash denominated in foreign currency has been translated at the applicable unified exchange rate.

         The carrying values and estimated fair values of bank loans, based on the borrowing rates for borrowings with similar terms and average maturities are RMB43,500,000 and RMB43,500,000, respectively, at December 31, 1997, and RMB119,554,000 and RMB119,554,000, respectively, at December 31, 1998. The fair value of the shareholders' advances is not able to be determined because no comparable borrowing terms are currently available.

22.      CONCENTRATION OF RISKS

         The Company's operating assets and primary source of income and cash flows are its interest in subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Group will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

         As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Group. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

         The sale and distribution of products under the "Pabst Blue Ribbon" brandname in 1997 and 1998 each accounted for 99% of the Group's turnover. The Group purchases Pabst Blue Ribbon beer from Blue Ribbon Noble and is heavily dependent on Blue Ribbon Noble. Stoppages of production and/or supply from Blue Ribbon Noble for reasons within or outside their control could affect the Group's operation, although so far the Group has never encountered any problems in securing adequate supplies from Blue Ribbon Noble.

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

23.      COMMITMENTS AND CONTINGENCIES

         LICENSING AND RELATED MATTERS

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

         (b) High Worth Brewery and/or companies that High Worth Brewery has an interest in are entitled to be granted a sublicense from Blue Ribbon Group with the right to produce and sell beer under the Pabst Blue Ribbon label in the Guangdong Province of the PRC (an "Additional Facility") to a maximum production capacity of 300,000 tons per annum.

                  In the event that High Worth Brewery desires to obtain a sublicense for an Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

         (c) A proposed new marketing company ("New Marketing Company"), owned 8% by Blue Ribbon Group, 52% by High Worth Brewery and 40% by Goldjinsheng, shall be formed to handle and organize the sales of Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Blue Ribbon Noble. Zhaoqing Brewery and Blue Ribbon Noble will each create a separate distribution company or division of their own. The respective distribution companies will each appoint the New Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in the PRC.

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

         In November 1997, Blue Ribbon Group advised the Company that it believed it had the right to brew Pabst Blue Ribbon beer in the PRC either by itself or through one or more of its affiliates. Blue Ribbon Group therefore established a wholly-owned subsidiary, Sichuan Brewery, in E Mei Shan, Le Shang City, Sichuan Province of the PRC for the production of Pabst Blue Ribbon beer in 1998.

         In April 1997, Sichuan Brewery commenced the production and sale of Pabst Blue Ribbon beer. In the same month, in order to facilitate the efficient distribution and sale of Pabst Blue Ribbon beer in the PRC, Blue Ribbon Marketing and Sichuan Brewery entered into a Memorandum of Understanding. The Memorandum of Understanding requires Sichuan Brewery to sell all of its production of Pabst Blue Ribbon beer to Blue Ribbon Marketing at mutually agreed ex-factory prices, and grants Blue Ribbon Marketing the right to regulate production to reflect market demand. In signing the Memorandum of Understanding, the Company did not consent to, or waive any rights with respect to, Blue Ribbon Group's assertion that Blue Ribbon Group has the right to brew Pabst Blue Ribbon beer in the PRC, either by itself or through one or more of its affiliates.

         In early October 1997, Sichuan Brewery advised Blue Ribbon Marketing it intended to commence selling its production of Pabst Blue Ribbon beer directly and that it would cease selling its production of Pabst Blue Ribbon beer to Blue Ribbon Marketing.

         In late October 1997, High Worth Brewery and Blue Ribbon Marketing instituted formal legal proceedings against Blue Ribbon Group and Sichuan Brewery. A Statement of Claims was filed with the High Court of Guangdong Province in which Blue Ribbon Group and Sichuan Brewery were named as the first and second defendants, respectively. Both defendants were accused of the violation of the Sublicensing Agreement signed between High Worth Brewery and Blue Ribbon Group and the breach of Sales Contracts signed between Blue Ribbon Marketing and Blue Ribbon Group.

         On December 30, 1997, High Worth Brewery, Blue Ribbon Marketing, Blue Ribbon Group and Sichuan Brewery reached an out of court settlement ("Settlement Agreement"). The Settlement Agreement, signed by all parties involved and witnessed by the High Court of Guangdong Province, confirmed that:

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

         (ii) Blue Ribbon Marketing will act as the single entity to unify and coordinate all the sales of Pabst Blue Ribbon beer in the PRC. All of the Pabst Blue Ribbon beer products produced by High Worth Brewery, Blue Ribbon Noble and any other new joint ventures set up by High Worth Brewery will be marketed by Blue Ribbon Marketing according to the arrangement of the management committee.

         (iii) The sales and marketing of Blue Ribbon mineral waters and non-carbonated soft drinks will be handled by Blue Ribbon Group upon confirmation by the Board of Directors of Blue Ribbon Marketing.

         (iv) Sichuan Brewery will be restructured and renamed as Sichuan Blue Ribbon High Worth Brewery E Mei Limited ("Sichuan High Worth"). High Worth Brewery, Blue Ribbon Group and E Mei Brewery will own 51%, 20% and 29%, respectively, of the equity in Sichuan High Worth. The existing assets in Sichuan Brewery are to be revalued to determine the fair market value prior to the formal transfer of share equity.

         (v) Blue Ribbon Group agreed to sublicense the right to use the Pabst Blue Ribbon trademarks to all new breweries to be established by High Worth Brewery in the future. The new brewery will pay a royalty fee at the same rate as Pabst US charges Guangdong Blue Ribbon plus a surcharge of RMB25 per metric ton. All other terms and conditions will be the same as in the License Agreement.

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

         On December 31, 1998, Blue Ribbon Group transferred all of its equity interest in Sichuan Brewery to E Mei Brewery and Wai Shun Investment Limited ("Wai Shun"), respectively. Wai Shun is an unaffiliated minority investor in Sichuan Brewery.

         OPERATING LEASE COMMITMENTS

         The Group leases premises under various operating leases which do not contain any renewal and escalation clauses. Rental expense under operating leases was RMB374,138, RMB257,776 and RMB2,322,535 in 1998, 1997 and 1996, respectively.

         As of December 31, 1998, the Company was obligated under operating leases requiring minimum rentals as follows:

                                                                      RMB
         Year ending December 31,
         1999................................................      3,262,703
         2000................................................      2,393,056
         2001................................................      2,106,225
                                                                   ---------
                                                                   7,761,984
                                                                   ---------
                                                                   ---------


24.      SUBSEQUENT EVENTS

         On January 19, 1999, an Equity Transfer Agreement was signed by High Worth Brewery, E Mei Brewery and Wai Shun with the following major terms and provisions:

         (i) High Worth Brewery was granted, without payment of any consideration, a 15% equity interest Sichuan Brewery. The 15% interest is non-transferable unless High Worth Brewery pays a subscription of RMB9,414,000 or subsequently exercises its option referred to in (ii) below. The remaining 55% and 30% interest in Sichuan Brewery are owned by E Mei Brewery and Wai Shun, respectively.

         (ii) High Worth Brewery was granted a three-year option to increase its equity to 51% at a fixed cost of RMB32,007,600, which is equal to 51% of the total registered capital of RMB62,760,000 in Sichuan Brewery.

         (iii) Sichuan Brewery will be transformed into a sino-foreign joint venture company which is to be designated as Sichuan Blue Ribbon High Worth Brewery Limited ("Sichuan High Worth Brewery"). A new joint venture agreement and memorandum of association will be prepared and signed for government approval. Sichuan High Worth Brewery will be governed by a board of directors consisting of three persons to be appointed by each of the equity holder, respectively. E
                  Mei Brewery will appoint the general manager of Sichuan
                  High Worth Brewery and High Worth Brewery will appoint a technical controller to ensure the quality of production.

         (iv) A sublicensing agreement will be prepared and signed by Sichuan High Worth Brewery and Blue Ribbon Group upon negotiation of a royalty fee.

         (v) Production and sale activities of Sichuan High Worth Brewery will be coordinated and managed by the Marketing Company and its management committee.

         (vi) Sichuan High Worth Brewery is guaranteed that the allocated total annual production and sales of Pabst Blue Ribbon beer will not be less than 8,000 metric tons.

         (vii) High Worth Brewery is guaranteed to receive an annual profit of not less than RMB60 per metric ton of the sales volume achieved by Sichuan High Worth Brewery.

         The transformation to Sichuan High Worth Brewery is subject to the completion of the new joint venture agreement and approval from the local government. The Company estimates that the approval procedures will be completed in mid-1999.

--------------------------------------------------------------------------------

                              ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                              (Registered in the People's Republic of China)

                              Report and Financial Statements
                              For the year ended December 31, 1998

ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
(Registered in the People's Republic of China)

REPORT AND FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1998


CONTENTS                                                                 PAGES
--------                                                                 -----

REPORT OF INDEPENDENT AUDITORS......................................     F - 1


BALANCE SHEETS......................................................     F - 2


STATEMENTS OF INCOME................................................     F - 3


STATEMENTS OF EQUITY................................................     F - 4


STATEMENTS OF CASH FLOWS............................................     F - 5


NOTES TO FINANCIAL STATEMENTS.......................................     F - 6

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CBR BREWING COMPANY, INC.

We have audited the accompanying balance sheets of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1998 and 1997, and the related statements of income, equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles in the United States of America.

We draw your attention to note 20 to the financial statements which state that the Company is exposed to certain risks through its operations in the People's Republic of China.




/s/ Deloitte Touche Tohmatsu
Hong Kong
March 31, 1999

                 (Registered in the People's Republic of China)

                                 BALANCE SHEETS

                                                                                      As of December 31,
                                                                      --------------------------------------------------
                                                                       1997                  1998                  1998
                                                                       ----                  ----                  ----
                                                                        RMB                   RMB                   US$
                                                                                                                 (Note 3)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.................................         122,312,674           93,849,941            11,307,222
  Accounts receivable, net of allowance for
    doubtful accounts of RMB1,039,451 and
    RMB2,218,303 for 1997 and 1998,
    respectively (note 4)...................................           2,356,248              185,954                22,404
  Bills receivable (note 5).................................          24,750,000           41,363,000             4,983,494
  Inventories (note 6)......................................          35,856,998           35,132,183             4,232,793
  Prepayments and deposits..................................          12,675,847            1,867,440               224,992
  Amounts due from related companies, net of allowance
    for doubtful accounts of nil and RMB6,000,000
    for 1997 and 1998, respectively (note 17a)..............         217,079,521          218,728,588            26,352,842
                                                                     -----------          -----------           -----------

Total current assets........................................         415,031,288          391,127,106            47,123,747

Property, plant and equipment, net (note 7).................         464,699,723          450,201,615            54,241,158
                                                                     -----------          -----------           -----------

Total assets................................................         879,731,011          841,328,721           101,364,905
                                                                     -----------          -----------           -----------
                                                                     -----------          -----------           -----------

                                              LIABILITIES AND EQUITY

Current liabilities:
  Bank loan (note 8)........................................           1,500,000                 -                     -
  Accounts payable..........................................          45,976,545           34,908,825             4,205,882
  Accrued liabilities.......................................          43,900,756           42,274,479             5,093,311
  Employee welfare and incentive fund.......................          11,908,240           15,466,258             1,863,404
  Amounts due to related companies (note 17b)...............          48,703,390           13,491,827             1,625,521
  Sales taxes payable (note 10).............................          61,575,962           57,675,414             6,948,845
  Income taxes payable (note 9).............................          10,913,601           21,196,523             2,553,798
                                                                     -----------          -----------           -----------

Total current liabilities...................................         224,478,494          185,013,326            22,290,761
                                                                     -----------          -----------           -----------

Long-term liabilities:
  Deferred income taxes (note 9)............................          12,200,000            4,700,000               566,265
                                                                     -----------          -----------           -----------

Commitments and contingencies
  (notes 12, 20 and 21)
Shareholders' Equity:
Contributed capital.........................................         475,940,000          475,940,000            57,342,169
General reserve and enterprise development funds
  (note 13).................................................          21,043,879           26,762,766             3,224,430
Retained earnings (note 14).................................         146,068,638          148,912,629            17,941,280
                                                                     -----------          -----------           -----------
Total equity................................................         643,052,517          651,615,395            78,507,879
                                                                     -----------          -----------           -----------
Total liabilities and equity................................         879,731,011          841,328,721           101,364,905
                                                                     -----------          -----------           -----------
                                                                     -----------          -----------           -----------

                                See accompanying notes to the financial statements

                 (Registered in the People's Republic of China)

                              STATEMENTS OF INCOME

                                                                               Year ended December 31,
                                                            ----------------------------------------------------------
                                                            1996              1997             1998              1998
                                                            ----              ----             ----              ----
                                                             RMB               RMB              RMB               US$
                                                                                                               (Note 3)
Sales:

  Related parties (note 17c)...................         695,150,225       677,910,031       621,662,823       74,899,135
  Unrelated parties............................                -                 -               39,574            4,768
                                                        -----------       -----------       -----------       ----------
                                                        695,150,225       677,910,031       621,702,397       74,903,903
Sales taxes (note 10)..........................         (39,833,234)      (38,231,436)      (37,232,677)      (4,485,865)
                                                        -----------       -----------       -----------       ----------
Net sales......................................         655,316,991       639,678,595       584,469,720       70,418,038
Cost of sales, including inventory purchased
  from related companies of RMB117,344,580,
  RMB92,468,404 and RMB87,441,651 in
  1996, 1997 and 1998, respectively, and
  royalty fee paid to a related company
  of RMB15,106,029, RMB14,317,306 and
  RMB13,882,131 in 1996,
  1997 and 1998, respectively (note 17c).......        (510,166,989)     (460,616,470)     (407,211,273)     (49,061,599)
                                                        -----------       -----------       -----------       ----------
Gross profit...................................         145,150,002       179,062,125       177,258,447       21,356,439
Selling, general and administrative expenses,
  including management fee paid to a related
  company of RMB2,035,000 in 1996, 1997 and
  1998 (note 17c)..............................         (38,937,354)      (36,193,085)      (47,955,747)      (5,777,801)
                                                        -----------       -----------       -----------       ----------
Operating income...............................         106,212,648       142,869,040       129,302,700       15,578,638
Interest income................................           3,901,929         2,078,006         2,406,192          289,903
Other income, including rental income received
  from a related company of RMB1,568,864 in
  1998 (note 17c) .............................                -                 -            2,819,195          339,662
Interest expense...............................          (3,450,585)       (1,458,454)          (73,506)          (8,856)
                                                        -----------       -----------       -----------       ----------
Income before income taxes.....................         106,663,992       143,488,592       134,454,581       16,199,347
Income taxes (note 9)..........................         (16,535,421)      (21,331,616)       (8,226,523)        (991,147)
                                                        -----------       -----------       -----------       ----------

Net income.....................................          90,128,571       122,156,976       126,228,058       15,208,200
                                                        -----------       -----------       -----------       ----------
                                                        -----------       -----------       -----------       ----------

                                See accompanying notes to the financial statements

                 (Registered in the People's Republic of China)

                              STATEMENTS OF EQUITY

                                                                        General
                                                                      reserve and
                                                                      enterprise
                                                  Contributed         development           Retained
                                                    capital              funds              earnings            Equity
                                                    -------              -----              --------            ------
                                                      RMB                 RMB                  RMB                RMB
                                                   (Note 11)           (Note 13)            (Note 14)
Balance at January 1, 1996.................          475,940,000           9,727,271         130,693,021        616,360,292
Net income for the year....................                                                   90,128,571         90,128,571
Appropriation of:
  Reserve..................................                 -              4,779,655          (4,779,655)              -
  Dividend.................................                 -                   -            (99,559,543)       (99,559,543)
                                                     -----------          ----------         -----------        -----------
Balance at December 31, 1996...............          475,940,000          14,506,926         116,482,394        606,929,320
Net income for the year....................                 -                   -            122,156,976        122,156,976
Appropriation of:
  Reserve..................................                 -              6,536,953          (6,536,953)              -
  Dividend.................................                 -                   -            (86,033,779)       (86,033,779)
                                                     -----------          ----------         -----------        -----------
Balance at December 31, 1997...............          475,940,000          21,043,879         146,068,638        643,052,517
Net income for the year....................                 -                   -            126,228,058        126,228,058
Appropriation of:
  Reserve..................................                 -              5,718,887          (5,718,887)              -
  Dividend.................................                 -                   -           (117,665,180)      (117,665,180)
                                                     -----------          ----------         -----------        -----------
Balance at December 31, 1998...............          475,940,000          26,762,766         148,912,629        651,615,395
                                                     -----------          ----------         -----------        -----------
                                                     -----------          ----------         -----------        -----------
Translated to US$
Balance at December 31, 1998
  (note 3).................................           57,342,169           3,224,430          17,941,280         78,507,879
                                                     -----------          ----------         -----------        -----------
                                                     -----------          ----------         -----------        -----------


                                See accompanying notes to the financial statements

                 (Registered in the People's Republic of China)

                            STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                              -----------------------------------------------------------
                                                              1996               1997             1998              1998
                                                              ----               ----             ----              ----
                                                               RMB                RMB              RMB               US$
                                                                                                                  (Note 3)
Cash flows from operating activities

Net income.......................................            90,128,571      122,156,976       126,228,058       15,208,200

Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization....................            36,630,493       34,609,646        38,035,235        4,582,558
Deferred income taxes............................             3,500,000        3,200,000        (7,500,000)        (903,615)
Allowance for doubtful accounts..................             1,459,963       (1,207,252)        7,178,852          864,922

Changes in operating assets and liabilities:
Accounts receivable..............................            (7,626,399)       6,074,263           991,442          119,451
Bills receivable.................................                  -         (24,750,000)      (16,613,000)      (2,001,566)
Inventories......................................            (7,552,072)       4,720,953           724,815           87,327
Prepayments and deposits.........................           (11,363,578)      27,529,956        10,808,407        1,302,218
Amounts due from related companies...............            (7,725,219)     (40,728,721)       (7,649,067)        (921,574)
Accounts payable and accrued liabilities.........            32,685,096       (3,387,934)      (13,538,730)      (1,631,172)
Employee welfare and incentive fund..............            (3,509,962)       5,690,931         3,558,018          428,677
Amounts due to related companies.................             2,288,496       19,416,572       (35,211,563)      (4,242,357)
Sales taxes payable..............................           (28,473,956)      11,032,665        (3,900,548)        (469,946)
Income taxes payable.............................            13,035,421       (2,121,820)       10,282,922        1,238,906
                                                            -----------      -----------       -----------       ----------

Net cash provided by operating activities........           113,476,854      162,236,235       113,394,841       13,662,029
                                                            -----------      -----------       -----------       ----------

Cash used in investing activities
Purchases of property, plant and equipment.......            (8,089,333)     (65,828,674)      (23,537,127)      (2,835,798)
                                                            -----------      -----------       -----------       ----------

Cash flows from financing activities
Repayment of bank loans..........................                  -         (12,000,000)       (1,500,000)        (180,723)
Dividend paid....................................           (99,494,695)     (86,033,779)     (116,820,447)     (14,074,753)
                                                            -----------      -----------       -----------       ----------

Cash used in financing activities................           (99,494,695)     (98,033,779)     (118,320,447)     (14,255,476)
                                                            -----------      -----------       -----------       ----------
Net increase (decrease) in cash and cash
  equivalents....................................             5,892,826       (1,626,218)      (28,462,733)      (3,429,245)
Cash and cash equivalents  at beginning of year..           118,046,066      123,938,892       122,312,674       14,736,467
                                                            -----------      -----------       -----------       ----------
Cash and cash equivalents at end of year.........           123,938,892      122,312,674        93,849,941       11,307,222
                                                            -----------      -----------       -----------       ----------
                                                            -----------      -----------       -----------       ----------

                                See accompanying notes to the financial statements

                 (Registered in the People's Republic of China)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       ORGANIZATION AND PRINCIPAL ACTIVITY

         Zhaoqing Blue Ribbon Brewery Noble Ltd. (the "Company") is a Sino-foreign equity joint venture enterprise registered in the People's Republic of China ("PRC") in October 1993 in which Goldjinsheng Holding Limited ("Goldjinsheng") and Zhaoqing Brewery hold 60% and 40% interests, respectively. The venture term of the Company is twenty years, which term may be extended upon mutual agreement of the joint venture parties and approval from the relevant PRC government authorities.

         Pursuant to the joint venture agreements and with the approval of the relevant PRC government authorities, the property, plant, equipment and the business of Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Blue Ribbon"), an unrelated PRC owned enterprise, were disposed of to Zhaoqing Brewery and then to the Company as a capital contribution. Pabst Blue Ribbon is a subsidiary of the Blue Ribbon Group.

         Since commencement of business on November 6, 1993, the Company has principally been engaged in the production and sale of beer products in the PRC. The Company's principal product is Blue Ribbon beer produced and sold under non-exclusive Pabst trademarks which were granted by Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group") (see note
         21), an unrelated PRC owned enterprise. Malt, rice, hops, water and packing materials are the major raw materials in the production of Blue Ribbon beer. Effective July 1, 1995, all beer products produced by the Company were sold to Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing"), which was formed to promote and distribute beer products. Blue Ribbon Marketing is 70% owned by Zhaoqing Brewery, which acts as a nominee on behalf of Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery") and 30% owned directly by Blue Ribbon Group. The Blue Ribbon Group also owns indirectly 28% of Blue Ribbon Marketing.

         Goldjinsheng is a wholly-owned subsidiary of Noble China Inc., a company listed on the Toronto Stock Exchange.

         Zhaoqing Brewery is a wholly-owned subsidiary of High Worth Brewery, a Sino-foreign equity joint venture enterprise registered in the PRC in which Blue Ribbon Group and High Worth Holdings Limited, a wholly owned subsidiary of CBR Brewing Company, Inc. ("CBR"), hold 40% and 60% interests, respectively.

         On January 20, 1998, Goldjinsheng and Zhaoqing Brewery entered into an agreement which stipulated that their respective interests in the Company will be transferred to Linchpin Holdings Limited ("Linchpin"), another wholly-owned subsidiary of Noble China Inc., and High Worth Brewery, respectively. Upon receipt of approval from and registration by the relevant authorities, Linchpin and High Worth Brewery will own 60% and 40% equity interests of the Company, respectively.

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

         INVENTORIES - Inventories are stated at the lower of cost or market value. Cost, which comprises direct materials, direct labor costs and overhead associated with the manufacturing processes, is calculated using the first-in, first-out method.

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

         Depreciation and amortization are provided using the straight-line method to write off the cost of property, plant and equipment over their estimated useful lives as follows:

         Land use rights...........................................    20 years
         Buildings.................................................    20 years
         Plant, machinery and equipment............................    15 years
         Motor vehicles............................................    10 years

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

         INCOME TAXES - Income taxes are determined under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or recognized. The effects of tax rate changes on future deferred tax liabilities and deferred tax benefits, as well as other changes in income tax laws, are recognized in net earnings in the period when such changes are enacted.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, cash accounts, interest bearing saving accounts, and short-term bank deposits with original maturities of three months or less.

         FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the statement of income in the period for which they occur.

         Translation of amounts from Renminbi ("RMB") into United States dollars ("US$") is for the convenience of the reader only and has been made at US$1.00 = RMB8.3. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

                 (Registered in the People's Republic of China)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         EFFECTS OF RECENT ACCOUNTING STANDARDS - In 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits".

         SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. Since the Company did not have any items of other comprehensive income during the years presented, the net income reported in the statements of income is equivalent to the total comprehensive income.

         SFAS No. 131, which superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not require any changes to the Company's existing financial statement disclosures.

         SFAS No. 132 amends the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 had no significant impact on the Company's current financial statements disclosures.

         NEW ACCOUNTING STANDARD NOT YET ADOPTED - The Financial Accounting Standards Board has issued a new standard SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not anticipate that adoption of SFAS No. 133 will have material effect on its financial statement presentation and disclosures.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable comprise:

                                                                            1997            1998
                                                                            ----            ----
                                                                             RMB             RMB
         Accounts receivables - trade................................     3,395,699       2,404,257
         Less: Allowance for doubtful accounts.......................    (1,039,451)     (2,218,303)
                                                                          ---------       ---------

                                                                          2,356,248         185,954
                                                                          ---------       ---------
                                                                          ---------       ---------

         Movement of allowance for doubtful accounts:
                                                                   1996          1997           1998
                                                                   ----          ----           ----
                                                                    RMB           RMB            RMB
         Balance as at January 1...........................        786,740      2,246,703     1,039,451
         Provided (written back) during the year...........      1,459,963     (1,207,252)    1,178,852
                                                                 ---------      ---------     ---------

         Balance as at December 31.........................      2,246,703      1,039,451     2,218,303
                                                                 ---------      ---------     ---------
                                                                 ---------      ---------     ---------

         No amounts have been written off during the years presented.

                 (Registered in the People's Republic of China)

5.       BILLS RECEIVABLE

         Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

6.       INVENTORIES

                                                         1997           1998
                                                         ----           ----
                                                          RMB            RMB
         Inventories comprise:

         Raw materials............................     24,305,088     26,813,545
         Work in progress.........................      9,036,356      7,213,397
         Finished goods...........................      2,515,554      1,105,241
                                                       ----------     ----------
                                                       35,856,998     35,132,183
                                                       ----------     ----------
                                                       ----------     ----------


7.       PROPERTY, PLANT AND EQUIPMENT

                                                                            1997             1998
                                                                            ----             ----
                                                                             RMB              RMB
         At cost:
           Land use rights and buildings............................     179,287,307      180,614,940
           Plant, machinery and equipment...........................     403,042,842      422,976,336
           Motor vehicles...........................................       6,962,620        7,238,620
           Construction in progress.................................            -           2,000,000
                                                                         -----------      -----------
           Total....................................................     589,292,769      612,829,896
           Less: Accumulated depreciation and amortization..........    (124,593,046)    (162,628,281)
                                                                         -----------      -----------
                                                                         464,699,723      450,201,615
                                                                         -----------      -----------
                                                                         -----------      -----------


8.       BANK LOAN

         At December 31, 1997, the short-term bank loan was collaterized by land use rights and buildings and certain, plant, machinery and equipment of the Company with an aggregate net book value of RMB4,963,826, and bore interest at the fixed rate of 11.1% per annum in 1997. It was repaid in 1998.

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

                 (Registered in the People's Republic of China)

         With a tax concession obtained from the PRC tax authority, the Company is exempt from income taxes for the two financial years commencing with its first profitable year of operations, and thereafter with a 50% reduction for the next three financial years. Based on its local statutory financial statements, the Company attained its first profitable year of operations for the financial year ended December 31, 1993. As the Company only earned profits for two months in 1993, the Company has applied for an extension of the tax holiday period to 1995 which was approved by the PRC tax authority. Accordingly, no current income taxes were provided by the Company for the years ended December 31, 1994 and 1995. For the years ended December 31, 1996, 1997 and 1998, current income taxes based on the 50% reduction rule were provided.

         The aggregate income tax benefit from the tax exemption and reduction status for the years ended December 31, 1996, 1997 and 1998 amounted to approximately RMB16,000,000, RMB22,300,000 and RMB19,500,000,
         respectively.

         The reconciliation of the effective income tax rate of the Company to the relevant statutory income tax rate in the PRC is as follows:

                                                                  Year ended December 31,
                                                                  -----------------------
                                                               1996        1997         1998
                                                               ----        ----         ----
         Statutory tax rate............................        27%         27%          27%
         Tax holiday...................................       (15%)       (15%)        (15%)
         Accrual (resolution) of estimated tax
           adjustments.................................         4%          3%          (6%)
                                                              ------      ------       ------
         Effective tax rate............................        16%         15%           6%
                                                              ------      ------       ------
                                                              ------      ------       ------

         The provision for income taxes consists of the following:

                                                                  Year ended December 31,
                                                                  -----------------------
                                                               1996         1997            1998
                                                               ----         ----            ----
                                                                RMB          RMB             RMB
         Current.......................................     13,035,421     18,131,616     15,726,523
         Deferred......................................      3,500,000      3,200,000     (7,500,000)
                                                            ----------     ----------     ----------
                                                            16,535,421     21,331,616      8,226,523
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

         The provision for deferred income taxes is based on the liability method prescribed by SFAS No. 109.

                 (Registered in the People's Republic of China)

10.      SALES TAXES

         The Company is subject to three kinds of sales taxes, being value added tax ("VAT"), consumption tax and other sales taxes. The applicable VAT rate is 17% for brewery products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable VAT tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant invoices in support. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the statement of income. The applicable consumption tax rate in respect of brewery products is RMB220 per ton. The consumption tax expensed to the statement of income is determined based on the volume of sales within the PRC territory. Exported goods are exempted. The other sales taxes are assessed as a percentage of consumption tax and VAT payable.

11.      CONTRIBUTED CAPITAL

         The Company was registered with a capital of US$50,000,000. At the balance sheet date, a total of RMB475,940,000 was contributed by the joint venture parties.

12.      FOREIGN CURRENCY EXCHANGE

         The People's Bank Of China ("PBOC") and the State Exchange Administration Bureau ("SEAR") jointly pronounced a new policy on foreign currency exchange transactions in the PRC. Commencing from December 1, 1998, foreign currency exchanges adjustment services for the foreign invested enterprises ("FIE"), which were previously provided by the SWAP centers within the PRC, will be cancelled. From this date onwards, FIEs can only transact foreign currency deals though those authorized banks in the PRC at the prevailing exchange rates quoted by the PBOC and, accordingly, all the SWAP centers presently established in the PRC will be closed.

         The current SWAP center business was started by the PRC government in 1980. FIEs could buy or sell foreign currencies at the SWAP center at the market rates quoted by such centers. From December 1, 1998, FIEs can only buy or sell foreign currencies through the banks operated in the PRC at the prevailing exchange rates quoted by the PBOC. All these foreign currency transactions will then pass through the centralized banking system in the PRC. The exchange rates quoted by the banks will be the middle price of the bid price and ask price on the previous transaction date.

         The exchange rates of the RMB equivalent to US$1.00 as of December 31, 1996, 1997 and 1998 was RMB8.3.

                 (Registered in the People's Republic of China)

13.      GENERAL RESERVE AND ENTERPRISE DEVELOPMENT FUNDS

         As stipulated by the relevant laws and regulations for foreign investment enterprises, the Company is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentages of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of income. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the Company. Under the joint venture agreement, the board of directors shall determine the appropriations with regard to the economic situation of the Company. The percentages of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund for 1998 have already been determined by the board of directors, and the appropriations have been reported in the statutory financial statements.

14.      RETAINED EARNINGS

         As described in note 2, the net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make profit distributions in foreign currency to the extent it is available. Otherwise, it will be necessary to convert such distributions at an exchange center. As of December 31, 1997 and 1998, the retained earnings calculated according to PRC GAAP available for distribution amounted to approximately RMB117,665,000 and RMB102,940,000, respectively.

15.      ADVERTISING EXPENSES

         The Company incurred advertising expenses of RMB3,298,054, RMB1,112,611 and RMB809,660 for the years ended December 31, 1996, 1997 and 1998, respectively.

16.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Interest paid during the years ended December 31, 1996, 1997 and 1998 was RMB3,450,585, RMB1,458,454 and RMB73,506, respectively. Income tax paid for the years ended December 31, 1997 and 1998 was RMB20,253,436 and RMB5,443,601, respectively. No income tax was paid in 1996.

                 (Registered in the People's Republic of China)

17.      RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

         (a)      Amounts due from related companies

                  The amounts receivable from related companies mainly represented the receivable balances from companies of the Blue Ribbon Group, Goldjinsheng and Blue Ribbon Marketing amounting to approximately RMB6,900,000, RMB500,000, and RMB209,600,000, respectively, for 1997 and RMB5,011,000, RMB634,000 and RMB219,083,000, respectively, for 1998.

                  The balances with Blue Ribbon Group and Goldjinsheng principally represented expenses paid by the Company on their behalf.

                  The balance with Blue Ribbon Marketing was operating in nature and principally represented accounts receivable from sales of finished goods. An allowance for doubtful accounts amounting to RMB6,000,000 has been made in 1998.

                  The amounts receivable from related companies are unsecured, interest-free and repayable on demand.

         (b)      Amounts due to related companies

                  As of December 31, 1997 and 1998, the amounts due to related companies principally represented balances arising from the purchases of raw materials from American National Can (Zhaoqing) Co., Ltd. and Zhaoqing Blue Ribbon Carton Manufacturing Co. in which Blue Ribbon Group has equity interests.

                  The balances are unsecured, interest-free and repayable on demand.

                 (Registered in the People's Republic of China)

         (c)      Related party transactions

                  The Company had transactions with companies in which Blue Ribbon Group or High Worth Brewery have equity interests. The significant transactions are summarized below:

                                                                           Year ended December 31,
                                                                           -----------------------
                                                                   1996              1997             1998
                                                                   ----              ----             ----
                  Sales of beer products to
                    Blue Ribbon Marketing..................     695,150,225       675,247,962      621,380,760
                    Blue Ribbon Group......................            -            2,662,069          282,063

                  Purchases of raw materials from
                    American National
                      Can (Zhaoqing) Co., Ltd..............      94,037,194        71,436,977       65,363,737
                    Zhaoqing Blue
                      Ribbon Carton Manufacturing Co.......      23,307,386        21,031,427       17,196,043
                    Blue Ribbon Marketing..................            -                 -           4,720,679
                    High Worth Brewery.....................            -                 -             161,192

                  Royalty fee paid to Blue
                    Ribbon Group...........................      15,106,029        14,317,306       13,882,131

                  Management fee paid to
                    Blue Ribbon Group......................       2,035,000         2,035,000        2,035,000

                  Rental income received from
                    Blue Ribbon Marketing..................            -                 -           1,568,864
                                                                -----------       -----------      -----------
                                                                -----------       -----------      -----------


18.      RETIREMENT PLAN

         As stipulated by the PRC government regulations, the Company has defined contribution retirement plans for all its permanent staff. The Company and its staff are required to contribute to the PRC insurance companies organized by the PRC government which are responsible for the payment of pension benefits to retired staff. The monthly contributions of the Company and the permanent staff were calculated at 14.6% and 2%, respectively, of the basic salary of the permanent staff. The pension costs expensed by the Company for the years ended December 31, 1996, 1997 and 1998 amounted to RMB337,760, RMB847,516 and RMB936,232, respectively.

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

         The Company sold almost 100% of its products to Blue Ribbon Marketing in 1996, 1997 and 1998, respectively, and is heavily dependent on the sales to the related company.

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

                 (Registered in the People's Republic of China)

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

         Pursuant to the terms of the sublicense agreement, the Company was granted by Blue Ribbon Group the right to use the two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The production right of the Company is confined exclusively for the Guangdong Province only and it does not preclude High Worth Brewery's production rights in Guangdong as described in (a) and (b) below.

         The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, the Company is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced (see note 17c).

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

         (b) High Worth Brewery and/or companies that High Worth Brewery has an interest in are entitled to be granted a sublicense from Blue Ribbon Group with the right to produce and sell beer under the Pabst Blue Ribbon label in the Guangdong Province of the PRC (an "Additional Facility") to a maximum production capacity of 300,000 tons per annum.

                  In the event that High Worth Brewery desires to obtain a sublicense for an Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

                 (Registered in the People's Republic of China)

         (c) A proposed new marketing company ("New Marketing Company"), owned 8% by Blue Ribbon Group, 52% by High Worth Brewery and 40% by Goldjinsheng, shall be formed to handle and organize the sales of Pabst Blue Ribbon beer produced by Zhaoqing Brewery and the Company. Zhaoqing Brewery and the Company will each create a separate distribution company or division of their own. The respective distribution companies will appoint the New Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in the PRC.

         Another agreement was made among Goldjinsheng, Blue Ribbon Group and the Company on May 10, 1995 to the effect that the Company agreed to pay Blue Ribbon Group management fees of RMB2,035,000 per annum for a period of five years commencing January 1, 1995 (see note 17c).

         The Company had commitments of approximately RMB5,700,000 and RMB1,016,000 for capital expenditure in respect of property, plant and equipment at December 31, 1997 and 1998, respectively.

         For contingencies related to concentration of risks, see note 20.

--------------------------------------------------------------------------------