Form 10-Q
period 1999-03-31
CBR BREWING CO INC
filed 1999-05-11
CIK 846012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1999

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

                     23/F., Hang Seng Causeway Bay Building
                    28 Yee Wo Street, Causeway Bay, Hong Kong
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code:  852-2866-2301

                        433 North Camden Drive, Suite 600
                         Beverly Hills, California 90210
   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

  Documents incorporated by reference:  None

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets (Unaudited) - March 31, 1999 and December 31, 1998

                   Consolidated Statements of Income (Unaudited) - Three Months Ended March 31, 1999 and 1998

                   Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 1999 and 1998

                   Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 1999 and 1998

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  March 31, 1999            December 31, 1998
                                             ------------------------   -------------------------
                                                 RMB          USD           RMB           USD
                                             -----------   ----------   -----------   -----------
ASSETS
Current assets:
  Cash                                       105,451,243   12,704,969    86,508,742    10,422,740
  Accounts and bills receivable, net         158,745,969   19,126,020   140,502,015    16,927,954
  Inventories (Note 2)                        77,417,299    9,327,385    66,602,633     8,024,414
  Amounts due from related companies          23,068,748    2,779,368    18,068,927     2,176,979
  Prepayments, deposits and other
   receivables                                14,156,514    1,705,605    27,603,518     3,325,725
                                             -----------  -----------   -----------   -----------

  Total current assets                       378,839,773   45,643,347   339,285,835    40,877,812

Interest in an associated company
  (Note 4)                                   253,114,315   30,495,701   243,429,767    29,328,888

Property, plant and equipment, net           258,504,888   31,145,167   263,768,418    31,779,327

Non-current assets                            23,942,307    2,884,615    23,942,307     2,884,615
                                             -----------  -----------   -----------   -----------

  Total assets                               914,401,283  110,168,830   870,426,327   104,870,642
                                             -----------  -----------   -----------   -----------
                                             -----------  -----------   -----------   -----------



                                   (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                 March 31, 1999            December 31, 1998
                                           -------------------------   -------------------------
                                               RMB           USD           RMB          USD
                                           -----------   -----------   -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                          125,554,000    15,126,988   119,554,000    14,404,096
  Capital lease obligations                  5,664,938       682,523     5,664,938       682,523
  Accounts payable
   and accrued liabilities                 157,766,033    19,007,956   121,733,657    14,666,706
  Amounts due to related companies
   (Note 7)                                 30,129,539     3,630,065    31,136,095     3,751,337
  Amount due to an associated company      215,753,907    25,994,447   218,717,800    26,351,542
  Income taxes payable                       6,704,713       807,797     4,166,884       502,034
  Sales taxes payable                       24,305,247     2,928,342    30,331,904     3,654,446
                                           -----------   -----------   -----------   -----------

  Total current liabilities                565,878,377    68,178,118   531,305,278    64,012,684
                                           -----------   -----------   -----------   -----------

Long-term liabilities:
  Capital lease obligations                  1,525,255       183,766     2,847,911       343,122
                                           -----------   -----------   -----------   -----------

  Total long-term liabilities                1,525,255       183,766     2,847,911       343,122
                                           -----------   -----------   -----------   -----------

Minority interests (Note 6)                 86,863,363    10,465,465    83,803,133    10,096,763
                                           -----------   -----------   -----------   -----------

Shareholders' advances and
  shareholders' equity:

Advances from shareholders (Note 3)         50,267,705     6,056,350    50,267,705     6,056,350
                                           -----------   -----------   -----------   -----------

Common stock (Note 5)
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding                   4,273           515         4,273           515
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                   2,559           308         2,559           308
Additional paid-in capital                 106,664,044    12,851,090   106,489,592    12,830,071
General reserve and enterprise
  development funds                         10,125,740     1,219,969    10,125,740     1,219,969
Retained earnings                           93,069,967    11,213,249    85,580,136    10,310,860
                                           -----------   -----------   -----------   -----------
  Total shareholders' equity               209,866,583    25,285,131   202,202,300    24,361,723
                                           -----------   -----------   -----------   -----------
  Total shareholders' advances and
   shareholders' equity                    260,134,288    31,341,481   252,470,005    30,418,073
                                           -----------   -----------   -----------   -----------
  Total liabilities, shareholders'
   advances and shareholders'
   equity                                  914,401,283   110,168,830   870,426,327   104,870,642
                                           -----------   -----------   -----------   -----------
                                           -----------   -----------   -----------   -----------

See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months Ended       Three Months Ended
                                                     March 31, 1999          March 31, 1998
                                              ---------------------------   -------------------
                                                   RMB            USD               RMB
                                              ------------   ------------   -------------------
Sales, including sales to related
  companies of RMB nil and RMB
  496,357 for the three months
  ended March 31, 1999 and 1998,
  respectively                                 284,845,330    34,318,714         291,807,013
Sales taxes                                     (5,232,782)     (630,456)         (6,174,507)
                                              ------------   -----------        ------------

Net sales                                      279,612,548    33,688,258         285,632,506
Cost of sales, including inventory
  purchased from related companies of
  RMB 171,637,862 and RMB 166,066,924
  for the three months ended March 31,
  1999 and 1998, respectively; and
  royalty fee paid to a related
  company of RMB 1,810,585 and
  RMB 1,763,948 for the three months
  ended March 31, 1999 and 1998,
  respectively                                (218,517,477)  (26,327,407)       (235,299,046)
                                              ------------   -----------        ------------

Gross profit                                    61,095,071     7,360,851          50,333,460

Selling, general and administrative
  expenses, including management
  fee paid to a related company of
  RMB nil and RMB 945,000 for the
  three months ended March 31, 1999
  and 1998, respectively                       (54,356,004)   (6,548,916)        (44,311,051)
Fair value of warrants, stock options
  and common stock issued for services
  rendered (Note 5)                               (174,452)      (21,018)         (2,269,162)
                                              ------------    ----------        ------------

Operating income                                 6,564,615       790,917           3,753,247
Foreign exchange losses                                  -             -            (329,565)
Interest expense, including interest
  paid to related companies of
  RMB 355,068 and RMB 106,674 for
  the three months ended March 31,
  1999 and 1998, respectively                   (3,161,273)     (380,876)         (1,258,479)
                                              ------------   -----------        ------------

Income before income taxes                       3,403,342       410,041           2,165,203
Income taxes                                    (2,537,829)     (305,763)         (1,120,928)
                                              ------------   -----------        ------------

                                   (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)(CONTINUED)

                                                  Three Months Ended        Three Months Ended
                                                    March 31, 1999            March 31, 1998
                                              --------------------------    ------------------
                                                  RMB            USD               RMB
                                              ------------   -----------    ------------------
Income before equity in earnings of
  an associated company                            865,513       104,278           1,044,275

Equity in earnings of an associated
  company                                        9,684,548     1,166,813          12,918,084
                                              ------------   -----------        ------------

Income before minority interests                10,550,061     1,271,091          13,962,359
Minority interests                              (3,060,230)     (368,702)         (6,887,342)
                                              ------------   -----------        ------------

Net income                                       7,489,831       902,389           7,075,017
                                              ------------   -----------        ------------
                                              ------------   -----------        ------------

Net income per common share (Note 1)
  - Basic                                             0.94          0.11                0.88
                                              ------------   -----------        ------------
                                              ------------   -----------        ------------
  - Diluted                                           0.94          0.11                0.88
                                              ------------   -----------        ------------
                                              ------------   -----------        ------------


Weighted average number of common
  shares outstanding
  - Basic                                        8,010,013     8,010,013           8,003,346
                                              ------------   -----------        ------------
                                              ------------   -----------        ------------
  - Diluted                                      8,010,013     8,010,013           8,046,227
                                              ------------   -----------        ------------
                                              ------------   -----------        ------------

See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended      Three Months Ended
                                                            March 31, 1999         March 31, 1998
                                                     --------------------------  ------------------
                                                         RMB            USD              RMB
                                                     ------------   -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             7,489,831       902,389           7,075,017

Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Fair value of warrants, stock options
     and common stock issued for services
     rendered                                            174,452        21,018           2,269,162
   Allowance for doubtful accounts                     3,005,580       362,119           1,976,191
   Depreciation and amortization                       7,106,757       856,236           5,094,426
   Foreign exchange losses                                     -             -             329,565
   Minority interests                                  3,060,230       368,702           6,887,342
   Equity in earnings of an associated company        (9,684,548)   (1,166,813)        (12,918,084)
   Income taxes payable                                2,537,829       305,763           1,120,928
Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                     (21,249,534)   (2,560,185)        (43,632,430)
   Inventories                                       (10,814,666)   (1,302,972)         13,994,362
   Amounts due from related companies                 (4,999,821)     (602,388)         22,894,664
   Prepayments, deposits and other receivables        13,447,004     1,620,121         (42,786,085)
 Increase (decrease) in -
   Accounts payable and accrued liabilities           36,032,376     4,341,250          30,526,246
   Customer deposits                                           -             -          (6,680,000)
   Amount due to an associated company                (2,963,893)     (357,096)         52,823,268
   Sales taxes payable                                (6,026,657)     (726,103)         (5,047,363)
                                                     -----------    ----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES             17,114,940     2,062,041          33,927,209
                                                     -----------    ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures on non-current assets                          -             -          (1,699,700)
   Purchases of property, plant and equipment         (1,843,227)     (222,076)           (230,751)
   Purchase of interest in brewery                             -             -         (16,104,000)
                                                     -----------    ----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                 (1,843,227)     (222,076)        (18,034,451)
                                                     -----------    ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                 6,000,000       722,892           3,000,000
   Increase (decrease) in amounts due to related
     companies                                        14,632,129     1,762,907         (30,938,444)
   Repayment of capital lease obligations             (1,322,656)     (159,356)         (3,447,586)
   Payment of cash dividend to minority interests    (15,638,685)   (1,884,179)        (24,367,103)
                                                     -----------    ----------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    3,670,788       442,264         (55,753,133)
                                                     -----------    ----------         -----------

Net increase (decrease) in cash                       18,942,501     2,282,229         (39,860,375)
Cash at beginning of period                           86,508,742    10,422,740          76,092,954
                                                     -----------    ----------         -----------
Cash at end of period                                105,451,243    12,704,969          36,232,579
                                                     -----------    ----------         -----------
                                                     -----------    ----------         -----------

See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS - CBR Brewing Company, Inc., a Florida corporation (the "Company"), through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). The Company owns all of the capital stock of High Worth Holdings, Ltd., a British Virgin Islands corporation ("Holdings"), which owns a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery, Ltd., a Sino-foreign joint venture ("High Worth JV"). The remaining 40% interest is owned by Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon").

High Worth JV holds certain sublicensing rights for Pabst Blue Ribbon beer and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"), and, through a subsidiary, owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"). Noble Brewery owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. A subsidiary of Noble China Inc., an unaffiliated company, owns the other 60% interest in Noble Brewery.

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

In January 1998, the Company, through High Worth JV, established a joint venture company in Hubei Province, Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), which is the third Pabst Blue Ribbon brewing complex in China and is managed by Zhaoqing Brewery. High Worth JV owns a 55% interest, equivalent to an effective interest of 33%. Zao Yang Brewery, an unaffiliated company in Hubei Province, owns the other 45% interest in Zao Yang High Worth Brewery.

Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that will allow it to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV was given a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery will be formally restructured into a new joint venture company and will serve as the fourth Pabst Blue Ribbon beer brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost.

The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)

BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1998 and March 31, 1999. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 1999.

Certain prior period amounts have been reclassified to conform with the current year's presentation.

Foreign Currency Translation - In preparing the consolidated financial statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transactions are translated into RMB using the applicable rates of exchange, as quoted by the People's Bank of China (the "unified exchange rate"). Monetary assets and liabilities denominated in foreign currencies have been translated into RMB using the unified exchange rate prevailing at the balance sheet dates. The resulting exchange gains or losses are recorded in the statement of income for the periods in which they occur.

The Company's share capital is denominated in United States dollars ("USD") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on March 31, 1999 of USD1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

COMMENTS - The accompanying condensed consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 1999 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

OTHER COMPREHENSIVE INCOME - The Company has no items of other comprehensive income. Accordingly, a statement of comprehensive income is not presented.

EARNINGS PER SHARE - Basic earnings per share excludes the dilutive effects of options and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed assuming the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under stock options, warrants and debt instruments.

At March 31, 1999, potentially dilutive securities representing 280,000 shares of common stock were outstanding, consisting of stock options exercisable at price ranging from $3.87 to $4.26 per share (which was in excess of average fair market value during the three months ended March 31, 1999) to purchase 280,000 shares of common stock (Note 5). The common shares issuable upon exercise of the stock options were excluded from the calculation of diluted net income per share for 1999 since the exercise price exceeded the average fair market value of the common stock.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

2.  INVENTORIES

Inventories consisted of the following at March 31, 1999 and December 31, 1998:

                                 March 31, 1999          December 31, 1998
                            -----------------------   -----------------------
                               RMB           USD          RMB           USD
                            ----------    ---------   ----------   ----------
Raw materials               30,078,600    3,623,928   24,853,642    2,994,415
Work in progress             6,110,915      736,255    5,436,138      654,956
Finished goods              41,227,784    4,967,202   36,312,853    4,375,043
                            ----------    ---------   ----------   ----------
                            77,417,299    9,327,385   66,602,633    8,024,414
                            ----------    ---------   ----------   ----------
                            ----------    ---------   ----------   ----------

3.  ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. As of March 31, 1999 and December 31, 1998, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd. were approximately RMB 30,160,000, RMB 10,054,000 and RMB 10,054,000,
respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

4.  INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed statements of operations of Noble Brewery for the three months ended March 31, 1999 and 1998 are as follows:

                                              Three Months Ended          Three Months Ended
                                                March 31, 1999               March 31, 1998
                                            ------------------------      ------------------
                                               RMB           USD                 RMB
                                            -----------   ----------      ------------------

Net sales                                   154,165,432   18,574,148          146,015,026
                                            -----------   ----------          -----------
                                            -----------   ----------          -----------

Net income                                   26,418,505    3,182,952           30,062,696
                                            -----------   ----------          -----------
                                            -----------   ----------          -----------

The Company's share
  of net income after
  adjustment of unrealized
  intercompany profit
  and other intercompany
  adjustments                                 9,684,548    1,166,813           12,918,084
                                            -----------   ----------          -----------
                                            -----------   ----------          -----------

5.  SHAREHOLDERS' EQUITY

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

5.  SHAREHOLDERS' EQUITY (continued)

The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,452 and RMB 1,695,358 of compensation expense during the three months ended March 31, 1999 and 1998, respectively.

Consulting Contract -

On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which were recorded as a charge to operations at their estimated fair market value of RMB 240,700 (US$29,000). A total of 40,000 shares of the Company's Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock were issuable based on the consulting company completing certain pre-defined objectives.

The Company accounts for warrants granted to non-employees in accordance with SFAS 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company recorded non-cash compensation expense related to such warrants of RMB 333,104 during the three months ended March 31, 1998. However, as a result of the subsequent expiration of the contract on August 18, 1998 with none of the objectives having been completed, the Company reversed such expense during the three months ended June 30, 1998 in order to reflect the change in estimate.

6.  DIVIDEND TO MINORITY INTERESTS

On November 23, 1998, the Board of Directors of High Worth JV declared the second dividend distribution, entitling Holdings to approximately RMB 31,000,000. The dividend will be distributed by installments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1998, partial dividends of RMB 5,000,000 were distributed to Guangdong Blue Ribbon. During the three months ended March 31, 1999, partial dividends of RMB 15,638,685 and RMB 19,499,530 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

7.  AMOUNTS DUE TO RELATED COMPANIES

During the three months ended March 31, 1999, the Company borrowed RMB 24,000,000 from Shenzhen Huaqiang Holdings Limited, the Company's major shareholder, with interest at 7.5% per annum, due December 31, 1999.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

8.  RECENT ACCOUNTING PRONOUNCEMENTS

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

8.  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company adopted SFAS No. 133 for its fiscal year beginning January 1, 1999. Adoption of SFAS No. 133 did not have a material effect on the Company's financial statement presentation and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

   This Quarterly Report on Form 10-Q for the three months ended March 31, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Recent Developments:

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

   Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that will allow it to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV was given a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery will be formally restructured into a new joint venture company and will serve as the fourth Pabst Blue Ribbon brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost.

   Through a Sublicense Agreement dated May 6, 1994 between Pabst Zhaoqing and High Worth JV, High Worth JV acquired a sublicense to utilize Pabst trademarks in conjunction with the production and marketing of beer in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. The sublicense is subject to a prior License Agreement between Pabst US and Pabst Zhaoqing, and a subsequent Assets Transferring Agreement among Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon. The License Agreement expires on November 6, 2003. The Company has begun exploratory discussions regarding the possible extension or restructuring of the License Agreement with Pabst US. However, there can be no assurances that the discussions will be successful or what the terms and conditions of any extension or restructuring may be. The inability of the Company to obtain an extension or restructuring of the License Agreement with Pabst US under acceptable terms and conditions would have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.

Business:

   The Company produces Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China is experiencing a steady overall growth rate, although the growth has been hindered by the recent Asian financial turmoil and a general softening in demand for premium beers. There is a substantial difference in the price at which local or regional brands of beer are sold in China as compared to the price of foreign or premium brands of beer. Generally, a 640 ml. bottle of local or regional beer would typically sell for 1
- 2 RMB, as compared to a foreign or premium beer, which would sell for 4 - 6
RMB.

   Due in part to the recent economic turmoil in Asia, the growth in China's economy has recently begun to decline. As a result, demand for goods and services by Chinese consumers has been weakening, causing a softening of the premium beer market in China. Management anticipates that the market demand for high priced foreign premium labels will be stagnant as consumers shift to lower priced beer products. The competition among major Chinese breweries to maintain market share under the current economic conditions is also expected to place continuing pressure on the Company's operating results during 1999. Management has responded to changing market conditions by broadening its product line and expanding distribution.

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

Consolidated Results of Operations:

Three Months Ended March 31, 1999 and 1998  -

   Sales: For the three months ended March 31, 1999, net sales, all conducted through the Marketing Company, were RMB 279,612,548, from the sale of 52,563 metric tons of beer. Approximately 99.3% of total beer sales during the three months ended March 31, 1999 were provided from products under the Pabst Blue Ribbon brand name.

   For the three months ended March 31, 1998, net sales, all conducted through the Marketing Company, were RMB 285,632,506, from the sale of 55,979 metric tons of beer. Approximately 99.3% of total beer sales during the three months ended March 31, 1998 were provided from products under the Pabst Blue Ribbon brand name.

   During the three months ended March 31, 1999, net sales of beer products decreased by RMB 6,019,958 or 2.1%. The Company sold 52,563 metric tons of beer to distributors in 1999 as compared to 55,979 metric tons of beer in 1998, a decrease of 6.1%. The decrease in net sales of beer products during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 was primarily attributable to the decrease in volume of beer sold as a result of the weakening in customer demand for foreign branded premium beer in China

   In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcoholic content, and were sold in newly designed packaging. Although the sale volume of these 10-degree light processed Pabst Blue Ribbon beers constituted a significant portion of total sales in 1998, the contribution to overall operating profit was below management's expectations.

Accordingly, management decided to discontinue the 10-degree beer in 1999, as a result of a strategic re-evaluation of the Company's markets, and will attempt to replace such sales with sales of the 11-degree light processed beer.

   During the three months ended March 31, 1999, Zhaoqing Brewery sold 18,324 metric tons of beer to the Marketing Company, of which 831 metric tons (4.5%) were local brand beer and 17,493 metric tons (95.5%) were Pabst Blue Ribbon beer. During the three months ended March 31, 1998, Zhaoqing Brewery sold 18,901 metric tons to the Marketing Company, of which 810 metric tons (4.3%) were local brand beer and 18,091 metric tons (95.7%) were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 577 metric tons or 3.1% from 1998 to 1999.

   During the three months ended March 31, 1999 and 1998, Sichuan Brewery sold 2,401 metric tons and 2,798 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

   During the three months ended March 31, 1999, Zao Yang High Worth Brewery sold 3,291 metric tons of beer to the Marketing Company, of which 1,036 metric tons (31.5%) was Pabst Blue Ribbon beer and 2,255 metric tons (68.5%) was local brand beer. Zao Yang High Worth Brewery did not commence the production of Pabst Blue Ribbon beer until June 1998.

   The Marketing Company regulates the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan Brewery during 1998 and 1999 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

   Gross Profit: For the three months ended March 31, 1999, total gross profit was RMB 61,095,071 or 21.8% of total net sales. For the three months ended March 31, 1998, total gross profit was RMB 50,333,460 or 17.6% of total net sales. Gross profit from beer sales increased by RMB 10,761,611 in 1999 as a result of the increase in gross margin. Gross margin from beer sales increased to 21.8% in 1999 as compared to 17.6% in 1998 as a result of the shift in sales mix to higher margin products and effective cost control measures.

   The Company expects that it will experience pressure on its gross profit margin in 1999 as a result of a continuing softening of consumer demand in China caused in substantial part by the continuing effect of the Asian financial, and increasing competition from foreign premium brand beers.

   Selling, General and Administrative Expenses: For the three months ended March 31, 1999, selling, general and administrative expenses were RMB 54,356,004 or 19.4% of net sales, consisting of selling expenses of RMB 35,568,781 and general and administrative expenses of RMB 18,787,223. Net of an allowance for doubtful accounts of RMB 3,005,580 for the three months ended March 31, 1999, general and administrative expenses were RMB 15,781,643. For the three months ended March 31, 1998, selling, general and administrative expenses were RMB 44,311,051 or 15.5% of net sales, consisting of selling expenses of RMB 27,290,241 and general and administrative expenses of RMB 17,020,810. Net of an allowance for doubtful accounts of RMB 1,976,191 for the three months ended March 31, 1998, general and administrative expenses were RMB 15,044,619.

   Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 8,278,540 or 30.3% in 1999 as compared to 1998, and as a percent of net sales, to 12.7% in 1999 from 9.6% in 1998. Selling expenses increased in 1999 as compared to 1998, both on an absolute basis and as a percentage of sales, as a result of the Company's intention to continue its substantially expanded advertising and promotional program to maintain and stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, in an attempt to counteract softening consumer demand and increasing competition from foreign premium brand beer.

   Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the three months ended March 31, 1999, the Marketing Company incurred an operating loss of RMB 10,174,805, which reduced consolidated operating income accordingly.

   General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal, accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 737,024 or 4.9% in 1999 as compared to 1998, and as a percentage of net sales, to 5.6% in 1999 from 5.3% in 1998. General and administrative expenses increased in 1999 as compared in 1998 primarily as a result of increased personnel and personnel related costs.

   The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 1.1% of net sales in 1999 as compared to 0.7% of net sales in 1998 as a result of an increase in the age of accounts receivable outstanding in 1999. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

   On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,452 and RMB 1,695,358 of compensation expense during the three months ended March 31, 1999 and 1998, respectively.

   On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which were recorded as a charge to operations at their estimated fair market value of RMB 240,700 (US$29,000). A total of 40,000 shares of the Company's Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock were issuable based on the consulting company completing certain pre-defined objectives.

   The Company accounts for warrants granted to non-employees in accordance with SFAS 123, which requires non-cash compensation expense be recognized over the expected period of benefit. The Company recorded non-cash compensation expense related to such warrants of RMB 333,104 during the three months ended March 31, 1998. However, as a result of the subsequent expiration of the contract on August 18, 1998 with none of the objectives having been completed, the Company reversed such expense during the three months ended June 30, 1998 in order to reflect the change in estimate.

    Operating Income: For the three months ended March 31, 1999, operating income was RMB 6,564,615 or 2.3% of net sales. For the three months ended March 31, 1998, operating income was RMB 3,753,247 or 1.3% of net sales. The increase in operating income is primarily attributable to the shift in sales mix to higher margin products and the decrease in costs related to the fair value of warrants, stock options and common stock issued for services rendered.

   Interest Expense: For the three months ended March 31, 1999, interest expense increased by RMB 1,902,794 or 151.2% to RMB 3,161,273, as compared to RMB 1,258,479 for the three months ended March 31, 1998. Interest expense increased in 1999 as compared to 1998 as a result of the increase in the average outstanding balance on bank borrowings.

   Income Taxes: The two year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. Commencing in 1998, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the three months ended March 31, 1999, income tax expense was RMB 2,537,829, as compared to RMB 1,120,928 for the three months ended March 31, 1998.

   Net Income: Net income increased to RMB 7,489,831 for the three months ended March 31, 1999, as compared to RMB 7,075,017 for the three months ended March 31, 1998.

Noble Brewery:

Three Months Ended March 31, 1999 and 1998 -

  Sales: For the three months ended March 31, 1999 and 1998, net sales were RMB 154,165,432 and RMB 146,015,026, respectively.

   During the three months ended March 31, 1999, Noble Brewery sold 32,860 metric tons of beer to the Marketing Company, as compared to 34,226 metric tons of beer sold to the Marketing Company during the three months ended March 31, 1998. Total beer sold by Noble Brewery to the Marketing Company decreased by 1,366 metric tons or 4.0% from 1998 to 1999, primarily as a result of the general softening of demand in the beer market in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan Brewery and Zao Yang High Worth
Brewery in 1999 had the effect of reducing Noble Brewery's beer sales in 1999.

   Gross Profit: For the three months ended March 31, 1999 and 1998, gross profit was RMB 55,076,213 or 35.7% of net sales and RMB 44,619,063 or 30.6% of net sales, respectively. The increase in the gross profit margin of 5.1% in 1999 as compared to 1998 was a result of a decrease in the cost of raw materials, effective cost control measures, and the shift in sales mix to higher margin products.

   Selling, General and Administrative Expenses: For the three months ended March 31, 1999, selling, general and administrative expenses totalled RMB 18,071,913 or 11.7% of net sales, consisting of selling expenses of RMB 4,107,791 and general and administrative expenses of RMB 13,964,122. For the three months ended March 31, 1998, selling, general and administrative expenses totalled RMB 10,466,738 or 7.2% of net sales, consisting of selling expenses of RMB 1,790,234 and general and administrative expenses of RMB 8,676,504. Selling expenses consist of warehousing, storage and freight costs.

   Operating Income: For the three months ended March 31, 1999 and 1998, operating income was RMB 37,004,300 or 24.0% of net sales and RMB 34,152,325 or 23.4% of net sales, respectively.

   Income Taxes: The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended March 31, 1999, income tax expense was RMB 10,825,388 as compared to RMB 4,276,550 for the three months ended March 31, 1998.

   Net Income: Net income decreased to RMB 26,418,505 or 17.1% of net sales for the three months ended March 31, 1999, as compared to RMB 30,062,696 or 20.6% of net sales for the three months ended March 31, 1998.

Consolidated Financial Condition - March 31, 1999:

   Liquidity and Capital Resources:

   For the three months ended March 31, 1999, the Company's operations provided cash resources of RMB 17,114,940, as compared to RMB 33,927,209 for the three months ended March 31, 1998, primarily as a result of reduced cash flows from related parties. The Company's cash balance increased by RMB 18,942,501 to RMB 105,451,243 at March 31, 1999, as compared to RMB 86,508,742 at December 31, 1998. The Company's net working capital deficit decreased by RMB 4,980,839 to RMB 187,038,604 at March 31, 1999, as compared to RMB 192,019,443 at December 31, 1998, resulting in a current ratio at March 31, 1999 of 0.67:1, as compared to 0.64:1 at December 31, 1998.

   Net of an allowance for doubtful accounts of RMB 3,005,580 for the three months ended March 31, 1999, accounts and bills receivable increased by RMB 21,249,534 or 15.1% to RMB 158,745,969 at March 31, 1999, as compared to RMB
140,502,015 at December 31, 1998, as a result of the seasonal nature of the business and the timing of the Chinese New Year, during which time a general slowdown in receipts and payments typically occurs.

   The Company's inventories increased by RMB 10,814,666 or 16.2% to RMB 77,417,299 at March 31, 1999, as compared to RMB 66,602,633 at December 31, 1998. The increase in inventories was mainly due to the increase in purchases of raw materials and packing materials to support peak season (April to September) sales and production.

   The Company's prepayments, deposits and other receivables decreased by RMB 13,447,004 or 48.7% to RMB 14,156,514 at March 31, 1999, as compared to RMB
27,603,518 at December 31, 1998. The decrease in prepayments, deposits and other receivables was primarily due to an decrease in prepayments related to advertising and promotional programs.

   During the three months ended March 31, 1999, the Company's secured bank loans increased by RMB 6,000,000, reflecting total borrowings of RMB 125,554,000. The bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the continuous expansion and working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

   The Company's accounts payable and accrued liabilities increased by RMB 36,032,376 or 29.6% to RMB 157,766,033 at March 31, 1999, as compared to RMB
121,733,657 at December 31, 1999. The increase in accounts payable was mainly due to the increase in purchases of raw materials and packing materials to support peak season (April to September) sales and production, and a slow-down in payments to suppliers.

   The amount due to an associated company decreased by RMB 2,963,893 or 1.4% to RMB 215,753,907 at March 31, 1999, as compared to RMB 218,717,800 at December 31, 1998, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company. Contributing to the slight decrease was the seasonal nature of the business and the timing of the Chinese New Year. As a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

   Net of the cash dividend of RMB 15,638,685 paid to Guangdong Blue Ribbon by High Worth JV, the amounts due to related companies increased aggregately by RMB 14,632,129 or 47.0% to RMB 30,129,539 at March 31, 1999, as compared to RMB
31,136,095 at December 31, 1998. The increase in amounts due to related companies was primarily attributable to a short-term loan from Shenzhen Huaqiang Holdings Limited, the Company's major shareholder, of RMB 24,000,000, due December 31, 1999, with interest at 7.5% per annum. Since the Company pays interest on advances from related companies, the increase in outstanding amounts due to related companies at March 31, 1999 has also contributed to a increase in interest expense during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

   On November 23, 1998, the Board of Directors of High Worth JV declared the second dividend distribution, entitling Holdings to approximately RMB 31,000,000. The dividend will be distributed by installments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1998, partial dividends of RMB 5,000,000 were distributed to Guangdong Blue Ribbon. During the three months ended March 31, 1999, partial dividends of RMB 15,638,685 and RMB 19,499,530 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

   On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery with an initial annual production capacity of 40,000 metric tons or 340,000 barrels of beer. The new brewery is designated Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. High Worth JV is responsible for transferring the technical know-how and production techniques of brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon brewing complex. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998. During the three months ended March 31, 1998, High Worth JV paid RMB 16,104,000, representing its 55% capital investment in the joint venture.

   For the three months ended March 31, 1999, additions to property, plant and equipment aggregated RMB 1,843,227, which include approximately RMB 560,000 spent on renovation and continuous improvement of Zao Yang High Worth Brewery. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 1999 will be approximately RMB 15,000,000, a portion of which is expected to be financed through capital leases. The Company anticipates that additional capital expenditures in connection with the continuous technical renovation process in converting the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex during the remainder of 1999 will be approximately RMB 4,500,000, a portion of which is expected to be financed by new bank borrowings.

   In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. As of March 31, 1999 and December 31, 1998, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd. were approximately RMB 30,160,000, RMB 10,054,000 and RMB 10,054,000, respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

   The Company believes that it will be able to fund expected capital expenditures during the remainder of 1999 with respect to the continuing development of its brewery operations through internal cash flow and external resources.

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

   The continuing Asian financial crisis has inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which has had a negative impact on the Company's results of operations, financial condition and cash flows. In addition, as a result of the Asian financial crisis, China has tightened its foreign exchange controls. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services is settled in RMB. As of March 31, 1999, the Company's only significant USD-denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of RMB 50,267,705, which is not currently scheduled for repayment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive instruments.

   With respect to foreign currency exchange rates, the Company does not believe that a devaluation of the RMB against the USD would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services is settled in RMB. The effect of a devaluation of the RMB against the USD would be to reduce the Company's results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB. Advances from shareholders, the Company's only significant USD-denominated obligation, would also be more expensive to repay in the event of a devaluation, but such obligation is not currently scheduled for repayment.

   The Company does not have any interest rate risk, as the Company's debt obligations are primarily short-term in nature, with fixed interest rates.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits -

        27   Financial Data Schedule (electronic filing only)

   (b)  Reports on Form 8-K -

        Three Months Ended March 31, 1999:  None.

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

                                      CBR BREWING COMPANY, INC.
                                      -------------------------
                                            (Registrant)

Date:  May 11, 1999              By:  /s/ ZI-SHOU CHEN
                                      -----------------------------
                                      Zi-shou Chen
                                      President and Director
                                      (Duly authorized officer)

Date:  May 11, 1999              By:  /s/ GARY C.K. LUI
                                      -----------------------------
                                      Gary C.K. Lui
                                      Chief Financial Officer
                                      (Principal financial officer)