Form 10-Q
period 1999-06-30
CBR BREWING CO INC
filed 1999-08-09
CIK 846012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of June 30, 1999, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

Documents incorporated by reference:  None

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES


                                     INDEX



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets (Unaudited) -
                  June 30, 1999 and December 31, 1998

                  Consolidated Statements of Income (Unaudited) -
                  Three Months and Six Months Ended June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements (Unaudited) - Six Months Ended June 30, 1999 and 1998


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  June 30, 1999            December 31, 1998
                                             ------------------------   -------------------------
                                                 RMB          USD           RMB           USD
                                             -----------   ----------   -----------   -----------
ASSETS
Current assets:
  Cash                                       117,982,382   14,214,745    86,508,742    10,422,740
  Accounts and bills receivable, net         162,148,081   19,535,913   140,502,015    16,927,954
  Inventories (Note 2)                        78,951,975    9,512,286    66,602,633     8,024,414
  Amounts due from related companies          22,902,421    2,759,328    18,068,927     2,176,979
  Prepayments, deposits and other
   receivables                                27,574,282    3,322,203    27,603,518     3,325,725
                                             -----------  -----------   -----------   -----------

  Total current assets                       409,559,141   49,344,475   339,285,835    40,877,812

Interest in an associated company
  (Note 4)                                   241,250,064   29,066,273   243,429,767    29,328,888

Property, plant and equipment, net           252,759,434   30,452,944   263,768,418    31,779,327

Non-current assets                            11,971,153    1,442,307    23,942,307     2,884,615
                                             -----------  -----------   -----------   -----------

  Total assets                               915,539,792  110,305,999   870,426,327   104,870,642
                                             ===========  ===========   ===========   ===========



                                       (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                 June 30, 1999            December 31, 1998
                                           -------------------------   -------------------------
                                               RMB           USD           RMB          USD
                                           -----------   -----------   -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                          112,104,000    13,506,506   119,554,000    14,404,096
  Capital lease obligations                  5,664,938       682,523     5,664,938       682,523
  Accounts payable
   and accrued liabilities                 155,630,185    18,750,625   121,733,657    14,666,706
  Amounts due to related companies
   (Note 7)                                  6,625,903     3,207,940    31,136,095     3,751,337
  Amount due to an associated company      236,977,441    28,551,498   218,717,800    26,351,542
  Income taxes payable                       8,366,670     1,008,033     4,166,884       502,034
  Sales taxes payable                       24,836,856     2,992,392    30,331,904     3,654,446
                                           -----------   -----------   -----------   -----------

  Total current liabilities                570,205,993    68,699,517   531,305,278    64,012,684
                                           -----------   -----------   -----------   -----------

Long-term liabilities:
  Capital lease obligations                    464,842        56,005     2,847,911       343,122
                                           -----------   -----------   -----------   -----------

  Total long-term liabilities                  464,842        56,005     2,847,911       343,122
                                           -----------   -----------   -----------   -----------

Minority interests (Note 6)                 90,398,733    10,891,414    83,803,133    10,096,763
                                           -----------   -----------   -----------   -----------

Shareholders' advances and
  shareholders' equity:

Advances from shareholders (Note 3)         36,719,200     4,424,000    50,267,705     6,056,350
                                           -----------   -----------   -----------   -----------

Common stock (Note 5)
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding                   4,273           515         4,273           515
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                   2,559           308         2,559           308
Additional paid-in capital                 106,838,493    12,872,107   106,489,592    12,830,071
General reserve and enterprise
  development funds                         10,125,740     1,219,969    10,125,740     1,219,969
Retained earnings                          100,779,959    12,142,164    85,580,136    10,310,860
                                           -----------   -----------   -----------   -----------

  Total shareholders' equity               217,751,024    26,235,063   202,202,300    24,361,723
                                           -----------   -----------   -----------   -----------

  Total shareholders' advances and
   shareholders' equity                    254,470,224    30,659,063   252,470,005    30,418,073
                                           -----------   -----------   -----------   -----------

  Total liabilities, shareholders'
   advances and shareholders'
   equity                                  915,539,792   110,305,999   870,426,327   104,870,642
                                           ===========   ===========   ===========   ===========

See accompanying notes to the consolidated financial statements.

                                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          Three Months Ended            Six Months Ended        Three Months Ended  Six Months Ended
                                             June 30, 1999                June 30, 1999            June 30, 1998     June 30, 1998
                                      ---------------------------  ---------------------------  ------------------  ----------------
                                           RMB            USD           RMB            USD             RMB                RMB
                                      -------------  ------------  -------------  ------------  ------------------  ----------------
Sales, including sales to related
  companies of RMB nil and RMB nil
  for the three months and six months
  ended June 30, 1999, respectively,
  and RMB 77,044 and RMB 573,401 for
  the three months and six months
  ended June 30, 1998, respectively       284,166,855     34,236,970    569,012,185     68,555,685    344,858,031    636,665,044
Sales taxes                                (5,919,229)      (713,160)   (11,152,011)    (1,343,616)    (6,430,312)   (12,604,819)
                                         ------------   ------------   ------------   ------------   ------------   ------------

Net sales                                 278,247,626     33,523,810    557,860,174     67,212,069    338,427,719    624,060,225
Cost of sales, including inventory
  purchased from related companies of
  RMB 160,162,622 and RMB 331,800,484
  for the three months and six months
  ended June 30, 1999, respectively,
  and RMB 222,304,793 and RMB
  388,371,717 for the three months
  and six months ended June 30, 1998,
  respectively; and royalty fee paid
  to a related company of RMB 1,966,066
  and RMB 3,776,651 for the three
  months and six months ended June 30,
  1999, respectively, and RMB 2,295,010
  and RMB 4,058,958 for the three
  months and six months ended June 30,
  1998, respectively                     (217,770,944)   (26,237,463)  (436,288,421)   (52,564,870)  (277,281,340)  (512,580,386)
                                         ------------   ------------   ------------   ------------   ------------   ------------

Gross profit                               60,476,682      7,286,347    121,571,753     14,647,199     61,146,379    111,479,839

Selling, general and administrative
  expenses, including management
  fee paid to a related company of
  RMB nil and RMB nil for the three
  months and six months ended June 30,
  1999, respectively, and RMB 945,000
  and RMB 1,890,000 for the three
  months and six months ended June 30,
  1998, respectively                      (57,908,015)    (6,796,869)  (112,264,019)   (13,525,786)   (60,592,594)  (104,903,645)
Fair value of warrants, stock options
  and common stock issued for services
  rendered (Note 5)                          (174,449)       (21,018)      (348,901)       (42,036)       158,659     (2,110,503)
                                         ------------   ------------   ------------   ------------   ------------   ------------

Operating income                            2,394,218        288,460      8,958,833      1,079,377        712,444      4,465,691
Foreign exchange losses                             -              -              -              -              -       (329,565)
Other expense:
  Interest expense, including interest
    paid to related companies of
    RMB 355,068 and RMB 710,136
    for the three months and six months
    ended June 30, 1999, respectively,
    and RMB nil and RMB 106,674 for the
    three months and six months ended
    ended June 30, 1998, respectively      (2,328,241)      (280,511)    (5,489,514)      (661,387)    (1,648,539)    (2,907,018)
                                         ------------   ------------   ------------   ------------   ------------   ------------

Income (loss) before income taxes              65,977          7,949      3,469,319        417,990       (936,095)     1,229,108
Income taxes                               (1,661,958)      (200,236)    (4,199,787)      (505,998)    (2,293,208)    (3,414,136)
                                         ------------   ------------   ------------   ------------   ------------   ------------

                                   (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)(CONTINUED)

                                          Three Months Ended             Six Months Ended       Three Months Ended  Six Months Ended
                                             June 30, 1999                 June 30, 1999           June 30, 1998     June 30, 1998
                                      ---------------------------  ---------------------------  ------------------ ----------------
                                           RMB            USD           RMB            USD             RMB               RMB
                                      -------------  ------------  -------------  ------------  ------------------  ----------------
Loss before equity in earnings
  of an associated company               (1,595,981)       (192,287)       (730,468)        (88,008)     (3,229,303)     (2,185,028)

Equity in earnings of an associated
  company                                12,841,343       1,547,150      22,525,891       2,713,963      15,651,289      28,569,373
                                        -----------     -----------     -----------     -----------     -----------     -----------

Income before minority interests         11,245,362       1,354,863      21,795,423       2,625,955      12,421,986      26,384,345
Minority interests                       (3,535,370)       (425,948)     (6,595,600)       (794,651)     (3,811,678)    (10,699,020)
                                        -----------     -----------     -----------     -----------     -----------     -----------

Net income for the period                 7,709,992         928,915      15,199,823       1,831,304       8,610,308      15,685,325
                                        ===========     ===========     ===========     ===========     ===========     ===========


Net income per common share (Note 1)
   - Basic                                     0.96            0.12            1.90            0.23            1.07            1.96
                                        ===========     ===========     ===========     ===========     ===========     ===========
   - Diluted                                   0.96            0.12            1.90            0.23            1.07            1.95
                                        ===========     ===========     ===========     ===========     ===========     ===========

Weighted average number of common
   shares outstanding
   - Basic                                8,010,013       8,010,013       8,010,013       8,010,013       8,010,013       8,006,680
                                        ===========     ===========     ===========     ===========     ===========     ===========
   - Diluted                              8,010,013       8,010,013       8,010,013       8,010,013       8,067,833       8,057,273
                                        ===========     ===========     ===========     ===========     ===========     ===========



See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended        Six Months Ended
                                                            June 30, 1999           June 30, 1998
                                                     --------------------------  ------------------
                                                         RMB            USD              RMB
                                                     ------------  ------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             15,199,823     1,831,304         15,685,325
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Fair value of warrants, stock options
     and common stock issued for services
     rendered                                              348,901       42,036          2,110,503
   Allowance for doubtful accounts                       6,105,580      735,612          4,122,870
   Depreciation and amortization                        14,204,367    1,711,370         12,887,373
   Foreign exchange losses                                       -            -            329,565
   Minority interests                                    6,595,600      794,651         10,699,020
   Equity in earnings of an associated company         (22,525,891)  (2,713,963)       (28,569,373)
   Income taxes payable                                  4,199,786      505,998          3,331,849
   Dividend received from an associated company         24,705,594    2,976,578         31,377,381

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                       (27,751,646)  (3,343,572)      (103,016,744)
   Inventories                                         (12,349,342)  (1,487,873)        (3,902,882)
   Amounts due from related companies                   (4,833,494)    (582,349)         8,433,524
   Prepayments, deposits and other receivables              29,236        3,522        (43,029,135)
 Increase (decrease) in -
   Accounts payable and accrued liabilities             33,896,528    4,083,919        116,010,449
   Customer deposits                                             -            -         (6,680,000)
   Amount due to an associated company                  18,259,641    2,199,957         94,257,322
   Sales taxes payable                                  (5,495,048)    (662,054)        (7,379,121)
                                                      ------------  -----------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               50,589,635    6,095,136        106,667,926
                                                      ------------  -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in non-current assets            11,971,154    1,442,308         (1,699,700)
   Purchases of property, plant and equipment           (3,195,383)    (384,986)       (40,384,655)
   Purchase of interest in brewery                               -            -        (16,104,000)
                                                      ------------  -----------        -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      8,775,771    1,057,322        (58,188,355)
                                                      ------------  -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                           -            -         34,672,800
   Repayment of bank borrowings                         (7,450,000)    (897,590)                 -
   Increase (decrease) in amounts due to related
     companies                                          11,128,493    1,340,783        (19,447,942)
   Repayment of capital lease obligations               (2,383,069)    (287,117)        (6,912,922)
   Repayment of advances from shareholders             (13,548,505)  (1,632,350)                 -
   Payment of cash dividend to minority interests      (15,638,685)  (1,884,179)       (40,375,595)
                                                      ------------  -----------        -----------
NET CASH USED IN FINANCING ACTIVITIES                  (27,891,766)  (3,360,453)       (32,063,659)
                                                      ------------  -----------        -----------

Net increase in cash                                    31,473,640    3,792,005         16,415,912
Cash at beginning of period                             86,508,742   10,422,740         76,092,954
                                                      ------------  -----------        -----------

Cash at end of period                                  117,982,382   14,214,745         92,508,866
                                                      ============  ===========        ===========


See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998


1.  ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS - CBR Brewing Company, Inc., a Florida corporation ("the Company"), through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). The Company owns all of the capital stock of High Worth Holdings, Ltd., a British Virgin Islands corporation ("Holdings"), which owns a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery, Ltd., a Sino-foreign joint venture ("High Worth JV"). The remaining 40% interest is owned by Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon").

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)


Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that will allow it to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery will be formally restructured into a new joint venture company and will serve as the fourth Pabst Blue Ribbon beer brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost.

On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest is consideration free but entitled to share the profit of Sichuan High Worth Brewery. The Joint Venture Agreement is subject to the local government's approval. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1998 and June 30, 1999. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 1999.

Certain prior period amounts have been reclassified to conform with the current year's presentation.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on June 30, 1999 of USD1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

COMMENTS - The accompanying condensed consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 1999, the results of operations for the three months and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and six months ended June 30, 1999 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

OTHER COMPREHENSIVE INCOME - The Company has no items of other comprehensive income. Accordingly, a statement of comprehensive income is not presented.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

At June 30, 1999, potentially dilutive securities representing 280,000 shares of common stock were outstanding, consisting of stock options exercisable at prices ranging from $3.87 to $4.26 per share (which was in excess of average fair market value during the three months and six months ended June 30, 1999) to purchase 280,000 shares of common stock (Note 5). The common shares issuable upon exercise of the stock options were excluded from the calculation of diluted net income per share for 1999 since the exercise price exceeded the average fair market value of the common stock.

2.  INVENTORIES

Inventories consisted of the following at June 30, 1999 and December 31, 1998:

                          June 30, 1999          December 31, 1998
                     -----------------------   -----------------------
                        RMB           USD          RMB           USD
                     ----------    ---------   ----------   ----------
Raw materials        29,116,143    3,507,969   24,853,642    2,994,415
Work in progress      5,251,351      632,693    5,436,138      654,956
Finished goods       44,584,481    5,371,624   36,312,853    4,375,043
                     ----------    ---------   ----------   ----------
                     78,951,975    9,512,286   66,602,633    8,024,414
                     ==========    =========   ==========   ==========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

3.  ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. As of June 30, 1999, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd., were approximately RMB 22,031,000, RMB 7,344,000 and RMB 7,344,000, respectively. In conjunction with the assignment of the advances to Top Link Development Limited, Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

4.  INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed statements of operations of Noble Brewery for the three months and six months ended June 30, 1999 and 1998 are as follows:

                               Three Months Ended              Six Months Ended        Three Months Ended   Six Months Ended
                                  June 30, 1999                  June 30, 1999           June 30, 1998        June 30, 1998
                             ------------------------      -------------------------   ------------------   ----------------
                                 RMB           USD            RMB           USD              RMB                  RMB
                             -----------   ----------      ----------    -----------   ------------------   ----------------
Net sales                    148,610,108    17,904,832     302,775,540    36,478,980       192,096,472         338,111,498
                             ===========   ===========     ===========   ===========       ===========         ===========

Net income                    32,563,731     3,923,341      58,982,236     7,106,293        42,336,205          72,398,901
                             ===========   ===========     ===========   ===========       ===========         ===========

The Company's share
  of net income after
  adjustment of unrealized
  intercompany profit
  and other intercompany
  adjustments                 12,841,343     1,547,150      22,525,891     2,713,963        15,651,289          28,569,373
                             ===========   ===========     ===========   ===========       ===========         ===========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,449 and RMB 348,901 of compensation expense during the three months and six months ended June 30, 1999, respectively. During the three months and six months ended June 30, 1998, the Company recognized RMB 174,445 and RMB 1,869,803 of compensation expense, respectively.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

6.  DIVIDEND TO MINORITY INTERESTS

On November 23, 1998, the Board of Directors of High Worth JV declared the second dividend distribution, of which Holdings was entitled to approximately RMB 31,000,000. The dividend will be distributed by installments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1998, partial dividends of RMB 5,000,000 were distributed to Guangdong Blue Ribbon. During the six months ended June 30, 1999, partial dividends of RMB 15,638,685 and RMB 19,499,530 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

7.  AMOUNTS DUE TO RELATED COMPANIES

During the three months and six months ended June 30, 1999, the Company borrowed RMB 24,000,000 from Shenzhen Huaqiang Holdings Limited, the Company's major shareholder. The loan is unsecured, with interest at 7.5% per annum, and is due on December 31, 1999.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(Continued)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

8.  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001, and does not anticipate that adoption of SFAS No. 133 will have a material effect on the Company's financial statement presentation and disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

   This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Recent Developments:

   In January 1998, the Company, through High Worth JV, established a brewery in Hubei Province pursuant to a joint venture agreement in which High Worth JV acquired an effective interest of 33%. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998, at which time the Marketing Company also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution. The consolidated financial statements include the results of operations of Zao Yang High Worth Brewery on a consolidated basis commencing January 13, 1998.

   Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that will allow it to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery will be formally restructured into a new joint venture company and will serve as the fourth Pabst Blue Ribbon beer brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost.

   On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest is consideration free but entitled to share the profit of Sichuan High Worth Brewery. The Joint Venture Agreement is subject to the local government's approval. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

   Through a Sublicense Agreement dated May 6, 1994 between Pabst Zhaoqing and High Worth JV, High Worth JV acquired a sublicense to utilize Pabst trademarks in conjunction with the production and marketing of beer in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. The sublicense is subject to a prior License Agreement between Pabst Brewing Company and Pabst Zhaoqing, and a subsequent Assets Transferring Agreement among Pabst Zhaoqing, Pabst Brewing Company and Guangdong Blue Ribbon. The License Agreement expires on November 6, 2003.

   Noble China Inc., a public company listed on the Toronto Stock Exchange, issued a press release on May 27, 1999 to announce that it had acquired from Pabst Brewing Company the exclusive rights to brew and distribute Pabst Blue Ribbon beer throughout China for a period of 30 years from 2003 to 2033. To date, the Company has been unable to verify whether such a license has in fact been granted to Noble China Inc., the terms of any such license, and whether it is subject to any conditions. Management of the Company is in the process of obtaining information on the announced new license, at which time the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. If Noble China Inc. has reached agreement for a license extension, management of the Company plans to enter into discussions with Noble China Inc. regarding licensing arrangements subsequent to November 6, 2003. However, there can be no assurances that the discussions will be successful or what the terms and conditions of any sublicense may be. The inability of the Company to obtain a sublicense on acceptable terms and conditions would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

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

   SICHUAN HIGH WORTH BREWERY: Sichuan High Worth Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of Le Shan City, Sichuan Province, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. The original facilities of Sichuan High Worth Brewery were constructed in 1988 with annual production capacity, based on old brewing technology, of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to late 1996, the facilities were used exclusively to produce beer under domestic local brand names. Guangdong Blue Ribbon acquired the brewery as its branch and began to convert the facility into a Pabst Blue Ribbon brewing complex in late 1996. In April 1997, Sichuan High Worth Brewery commenced the production of beer under the Pabst Blue Ribbon label, which was sold to the Marketing Company for resale.

Consolidated Results of Operations:

Three Months Ended June 30, 1999 and 1998 -

   Sales: During the three months ended June 30, 1999, net sales of beer products decreased by RMB 60,180,093 or 17.8% to RMB 278,247,626, as compared to RMB 338,427,719 for the three months ended June 30, 1998. The Company sold 55,830 metric tons of beer to distributors in 1999 as compared to 71,732 metric tons of beer in 1998, a decrease of 22.2%. The decrease in net sales of beer products during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 was primarily attributable to the decrease in volume of beer sold as a result of the weakening in customer demand for foreign branded premium beer in China and the elimination of a low margin product line as discussed below. Beer sales consisted almost entirely of products sold under the Pabst Blue Ribbon brand name through the Marketing Company.

   In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcohol content, and were sold in newly designed packaging. Although the sales volume of these 10-degree light processed Pabst Blue Ribbon beers constituted a significant portion of total sales in 1998, the contribution to overall operating profit was below management's expectations. Accordingly, management decided to discontinue the 10-degree beer in 1999, as a result of a strategic revaluation of the

Company's markets, and will attempt to replace such sales by the 11-degree light processed beer.

   During the three months ended June 30, 1999 and 1998, Zhaoqing Brewery sold 16,670 metric tons and 22,339 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 5,669 metric tons or 25.4% from 1998 to 1999.

   During the three months ended June 30, 1999 and 1998, Sichuan High Worth Brewery sold 1,708 metric tons and 4,437 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

   During the three months ended June 30, 1999, Zao Yang High Worth Brewery sold 4,143 metric tons of beer to the Marketing Company, of which 867 metric tons (20.9%) was Pabst Blue Ribbon beer and 3,276 metric tons (79.1%) was local brand beer. During the three months ended June 30, 1998, Zao Yang High Worth Brewery sold 554 metric tons of beer to the Marketing Company, all of which was Pabst Blue Ribbon.

   The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan High Worth Brewery during 1998 and 1999 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

   Gross Profit: For the three months ended June 30, 1999, total gross profit was RMB 60,476,682 or 21.7% of total net sales. For the three months ended June 30, 1998, total gross profit was RMB 61,146,379 or 18.1% of total net sales. Gross profit from beer sales decreased by RMB 669,697 to RMB 60,476,682 in 1999 as compared to RMB 61,146,379 in 1998 as a result of the decrease in volume of beer sold due to the weakening in customer demand for foreign branded premium beer in China. Gross margin from beer sales increased to 21.7% in 1999 as compared to 18.1% in 1998 as a result of the shift in sales mix to higher margin products and effective cost control measures.

   The Company expects that it will experience pressure on its gross profit margin in 1999 as a result of the following factors: a continuing softening of consumer demand in China caused in substantial part by the continuing effect of the Asian financial, and increasing competition from foreign and local premium brand beers.

   Selling, General and Administrative Expenses: For the three months ended June 30, 1999, selling, general and administrative expenses were RMB 57,908,015 or 20.8% of net sales, consisting of selling expenses of RMB 38,526,006 and general and administrative expenses of RMB 19,382,009. Net of an allowance for doubtful accounts of RMB 3,100,000 for the three months ended June 30, 1999, general and administrative expenses were RMB 16,282,009. For the three months ended June 30, 1998, selling, general and administrative expenses were RMB 60,592,594 or 17.9% of net sales, consisting of selling expenses of RMB 37,856,807 and general and administrative expenses of RMB 22,735,787. Net of an allowance for doubtful accounts of RMB 2,146,679 for the three months ended June 30, 1998, general and administrative expenses were RMB 20,589,108.

   Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 669,199 or 1.8% in 1999 as compared to 1998, and as a percent of net sales, to 13.8% in 1999 from 11.2% in 1998. Selling expenses increased in 1999 as compared to 1998, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its advertising and promotional program to maintain and stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, in an attempt to counteract softening consumer demand and increasing competition from foreign and local premium brand beer.

   Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the three months ended June 30, 1999 and 1998, the Marketing Company incurred an operating loss of RMB 10,299,941 and RMB 14,024,000, respectively, which reduced consolidated operating income accordingly.

   General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 4,307,099 or 20.9% in 1999 as compared to 1998, and as a percentage of net sales, to 5.9% in 1999 from 6.1% in 1998. General and administrative expenses decreased in 1999 as compared in 1998 primarily as a result of effective cost control measures.

   The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 1.1% of net sales in 1999 as compared to 0.6% of net sales in 1998 as a result of an increase in the age of accounts receivable outstanding in 1999. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

   On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,449 and RMB 174,445 of compensation expense during the three months ended June 30, 1999 and 1998, respectively.

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

   Operating Income: For the three months ended June 30, 1999, operating income was RMB 2,394,218 or 0.9% of net sales. For the three months ended June 30, 1998, operating income was RMB 712,444 or 0.2% of net sales. Although sales decreased in 1999 as compared to 1998, the shift in sales mix to higher margin products resulted in an increase in gross profit margin. The effect from the increase in gross profit margin, combined with the decrease in selling, general and administrative expenses, resulted in an increase in operating income in 1999 as compared to 1998.

   Interest Expense: For the three months ended June 30, 1999, interest expense increased by RMB 679,702 or 41.2% to RMB 2,328,241, as compared to RMB 1,648,539 for the three months ended June 30, 1998. Interest expense increased in 1999 as compared to 1998 as a result of the increase in the average outstanding balance on bank borrowings and the increase in interest-bearing borrowings from related companies.

   Income Taxes: The two year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. During the three year period from 1998 to 2000, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the three months ended June 30, 1999, income tax expense was RMB 1,661,958, as compared to RMB 2,293,208 for the three months ended June 30, 1998.

   Net Income: Net income decreased to RMB 7,709,992 for the three months ended June 30, 1999, as compared to RMB 8,610,308 for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 and 1998 -

   Sales: During the six months ended June 30, 1999, net sales of beer products decreased by RMB 66,200,051 or 10.6% to RMB 557,860,174, as compared to RMB 624,060,225 for the six months ended June 30, 1998. The Company sold 108,393 metric tons of beer to distributors in 1999 as compared to 127,711 metric tons of beer in 1998, a decrease of 15.1%. The decrease in net sales of beer products during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was primarily attributable to the decrease in volume of beer sold as a result of the weakening in customer demand for foreign branded premium beer in China and the elimination of a low margin product line as discussed below. Beer sales consisted almost entirely of products sold under the Pabst Blue Ribbon brand name through the Marketing Company.

   In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcohol content, and were sold in newly designed packaging. Although the sales volume of these 10-degree light processed Pabst Blue Ribbon beers constituted a significant portion of total sales in 1998, the contribution to overall operating profit was below management's expectations. Accordingly, management decided to discontinue the 10-degree beer in 1999, as a result of a strategic revaluation of the Company's markets, and will attempt to replace such sales by the 11-degree light processed beer.

   During the six months ended June 30, 1999 and 1998, Zhaoqing Brewery sold 34,994 metric tons and 41,240 metric tons of beer, respectively, to the Marketing Company, almost all of which was Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 6,246 metric tons or 15.1% from 1998 to 1999.

   During the six months ended June 30, 1999 and 1998, Sichuan High Worth Brewery sold 4,109 metric tons and 7,235 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

   During the six months ended June 30, 1999, Zao Yang High Worth Brewery sold 7,434 metric tons of beer to the Marketing Company, of which 1,903 metric tons (25.6%) was Pabst Blue Ribbon beer and 5,531 metric tons (74.4%) was local brand beer. During the six months ended June 30, 1998, Zao Yang High Worth Brewery sold 554 metric tons of beer to the Marketing Company, all of which was Pabst Blue Ribbon beer.

   The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan Brewery during 1998 and 1999 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

   Gross Profit: For the six months ended June 30, 1999, total gross profit was RMB 121,571,753 or 21.8% of total net sales. For the six months ended June 30, 1998, total gross profit was RMB 111,479,839 or 17.9% of total net sales. Gross profit from beer sales increased by RMB 10,091,914 to RMB 121,571,753 in 1999 as compared to RMB 111,479,839 in 1998 as a result of the increase in gross margin. Gross margin from beer sales increased to 21.8% in 1999 as compared to 17.9% in 1998 as a result of the shift in sales mix to higher margin products and effective cost control measures.

   The Company expects that it will experience pressure on its gross profit margin in 1999 as a result of the following factors: a continuing softening of consumer demand in China caused in substantial part by the continuing effect of the Asian financial, and increasing competition from foreign and local premium brand beers.

   Selling, General and Administrative Expenses: For the six months ended June 30, 1999, selling, general and administrative expenses were RMB 112,264,019 or 20.1% of net sales, consisting of selling expenses of RMB 74,094,787 and general and administrative expenses of RMB 38,169,232. Net of an allowance for doubtful accounts of RMB 6,105,580 for the six months ended June 30, 1999, general and administrative expenses were RMB 32,063,652. For the six months ended June 30, 1998, selling, general and administrative expenses were RMB 104,903,645 or 16.8% of net sales, consisting of selling expenses of RMB 65,147,048 and general and administrative expenses of RMB 39,756,597. Net of an allowance for doubtful accounts of RMB 4,122,870 for the six months ended June 30, 1998, general and administrative expenses were RMB 35,633,727.

   Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 8,947,739 or 13.7% in 1999 as compared to 1998, and as a percent of net sales, to 13.3% in 1999 from 10.4% in 1998. Selling expenses increased in 1999 as compared to 1998, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its advertising and promotional program to maintain and stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, in an attempt to counteract softening consumer demand and increasing competition from foreign and local premium brand beer.

   Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the six months ended June 30, 1999 and 1998, the Marketing Company incurred an operating loss of RMB 20,474,746 and RMB 19,343,000, respectively, which reduced consolidated operating income accordingly.

   General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 3,570,075 or 10.0% in 1999 as compared to 1998, and as a percentage of net sales, remained constant at 5.7% in 1999 and 1998. General and administrative expenses decreased in 1999 as compared in 1998 primarily as a result of effective cost control measures.

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

   On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 348,901 and RMB 1,869,803 of compensation expense during the six months ended June 30, 1999 and 1998, respectively.

   Operating Income: For the six months ended June 30, 1999, operating income was RMB 8,958,833 or 1.6% of net sales. For the six months ended June 30, 1998, operating income was RMB 4,465,691 or 0.7% of net sales. Although sales decreased in 1999 as compared to 1998, the shift in sales mix to higher margin products resulted in an increase in gross profit margin. The effect from the increase in gross profit margin, combined with the decrease in selling, general and administrative expenses, resulted in an increase in operating income in 1999 as compared to 1998.

   Interest Expense: For the six months ended June 30, 1999, interest expense increased by RMB 2,582,496 or 88.8% to RMB 5,489,514, as compared to RMB 2,907,018 for the six months ended June 30, 1998. Interest expense increased in 1999 as compared to 1998 as a result of the increase in the average outstanding balance on bank borrowings and the increase in interest-bearing borrowings from related companies.

   Income Taxes: The two year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. During the three year period from 1998 to 2000, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the six months ended June 30, 1999, income tax expense was RMB 4,199,787, as compared to RMB 3,414,136 for the six months ended June 30, 1998.

   Net Income: Net income decreased to RMB 15,199,823 for the six months ended June 30, 1999, as compared to RMB 15,685,325 for the six months ended June 30, 1998.

Noble Brewery:

Three Months Ended June 30, 1999 and 1998 -

   Sales: For the three months ended June 30, 1999 and 1998, net sales were RMB 148,610,108 and RMB 192,096,472, respectively.

   During the three months ended June 30, 1999, Noble Brewery sold 34,083 metric tons of beer to the Marketing Company, as compared to 46,706 metric tons of beer sold to the Marketing Company during the three months ended June 30, 1998. Total beer sold by Noble Brewery to the Marketing Company decreased by 12,623 metric tons or 27.0% from 1998 to 1999, primarily as a result of the general softening of demand in the beer market in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in 1999 had the effect of reducing Noble Brewery's beer sales in 1999.

   Gross Profit: For the three months ended June 30, 1999 and 1998, gross profit was RMB 57,219,501 or 38.5% of net sales and RMB 62,629,296 or 32.6% of net sales, respectively. The increase in the gross profit margin of 5.9% in 1999 as compared to 1998 was a result of effective cost control measures and the shift in sales mix to higher margin products.

   Selling, General and Administrative Expenses: For the three months ended June 30, 1999, selling, general and administrative expenses totalled RMB 11,883,349 or 8.0% of net sales, consisting of selling expenses of RMB 1,843,417 and general and administrative expenses of RMB 10,039,932. For the three months ended June 30, 1998, selling, general and administrative expenses totalled RMB 13,439,911 or 7.0% of net sales, consisting of selling expenses of RMB 1,172,920 and general and administrative expenses of RMB 12,266,991. Selling expenses consist of warehousing, storage and freight costs.

   Operating Income: For the three months ended June 30, 1999 and 1998, operating income was RMB 45,336,152 or 30.5% of net sales and RMB 49,189,385 or 25.6% of net sales, respectively.

   Income Taxes: The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended June 30, 1999, income tax expense was RMB 12,772,421 as compared to RMB 6,853,180 for the three months ended June 30, 1998.

   Net Income: Net income decreased to RMB 32,563,731 or 21.9% of net sales for the three months ended June 30, 1999, as compared to RMB 42,336,205 or 22.0% of net sales for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 and 1998 -

   Sales: For the six months ended June 30, 1999 and 1998, net sales were RMB 302,775,540 and RMB 338,111,498, respectively.

   During the six months ended June 30, 1999, Noble Brewery sold 66,943 metric tons of beer to the Marketing Company, as compared to 80,932 metric tons of beer sold to the Marketing Company during the six months ended June 30, 1998. Total beer sold by Noble Brewery to the Marketing Company decreased by 13,989 metric tons or 17.3% from 1998 to 1999, primarily as a result of the general softening of demand in the beer market in China. In addition, as a result of the regulation of sales by the

Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in 1999 had the effect of reducing Noble Brewery's beer sales in 1999.

   Gross Profit: For the six months ended June 30, 1999 and 1998, gross profit was RMB 112,295,714 or 37.1% of net sales and RMB 107,248,359 or 31.7% of net sales, respectively. The increase in the gross profit margin of 5.4% in 1999 as compared to 1998 was a result of effective cost control measures and the shift in sales mix to higher margin products.

   Selling, General and Administrative Expenses: For the six months ended June 30, 1999, selling, general and administrative expenses totalled RMB 29,955,262 or 9.9% of net sales, consisting of selling expenses of RMB 5,951,208 and general and administrative expenses of RMB 24,004,054. For the six months ended June 30, 1998, selling, general and administrative expenses totalled RMB 23,906,649 or 7.1% of net sales, consisting of selling expenses of RMB 2,963,154 and general and administrative expenses of RMB 20,943,495. Selling expenses consist of warehousing, storage and freight costs.

   Operating Income: For the six months ended June 30, 1999 and 1998, operating income was RMB 82,340,452 or 27.2% of net sales and RMB 83,341,710 or 24.6% of net sales, respectively.

   Income Taxes: The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the six months ended June 30, 1999, income tax expense was RMB 23,597,809 as compared to RMB 11,129,730 for the six months ended June 30, 1998.

   Net Income: Net income decreased to RMB 58,982,236 or 19.5% of net sales for the six months ended June 30, 1999, as compared to RMB 72,398,901 or 21.4% of net sales for the six months ended June 30, 1998.

Consolidated Financial Condition - June 30, 1999:

   Liquidity and Capital Resources - For the six months ended June 30, 1999, the Company's operations provided cash resources of RMB 50,589,635, as compared to RMB 106,667,926 for the six months ended June 30, 1998, primarily as a result of reduced cash flows with respect to accounts payable and amount due to an associated company. Despite reduced cash flows from operations, the Company's cash balance increased by RMB 31,473,640 to RMB 117,982,382 at June 30, 1999, as compared to RMB 86,508,742 at December 31, 1998. The Company's net working capital deficit decreased by RMB 31,372,591 to RMB 160,646,852 at June 30, 1999, as compared to RMB 192,019,443 at December 31, 1998, resulting in a current ratio at June 30, 1999 of 0.72:1, as compared to 0.64:1 at December 31, 1998.

   Net of an allowance for doubtful accounts of RMB 6,105,580 for the six months ended June 30, 1999, accounts and bills receivable increased by RMB 27,751,646 or 19.8% to RMB 162,148,081 at June 30, 1999, as compared to RMB
140,502,015 at December 31, 1998, as a result of a general slowdown in receipts and collections.

   The Company's inventories increased by RMB 12,349,342 or 18.5% to RMB 78,951,975 at June 30, 1999, as compared to RMB 66,602,633 at December 31, 1998. The increase in inventories was mainly due to the increase in purchases of raw materials and packing materials to support expected peak season sales and production (from July to September).

   The Company's accounts payable and accrued liabilities increased by RMB 33,896,528 or 21.8% to RMB 155,630,185 at June 30, 1999, as compared to RMB
121,733,657 at December 31, 1999. The increase in accounts payable was mainly due to the increase in purchases of raw materials and packing materials to support expected peak season sales and production (from July to September), and a slow-down in payments to suppliers.

   The amount due to an associated company increased by RMB 18,259,641 or 8.3% to RMB 236,977,441 at June 30, 1999, as compared to RMB 218,717,800 at
December 31, 1998, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company. As a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

   During the six months ended June 30, 1999, the Company's secured bank loans decreased by RMB 7,450,000, reflecting total borrowings of RMB 112,104,000. The bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the continuous expansion and working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

   Net of the cash dividend of RMB 15,638,685 paid to Guangdong Blue Ribbon by High Worth JV, the amounts due to related companies increased by RMB 11,128,493 or 41.8% to RMB 26,625,903 at June 30, 1999, as compared to RMB
31,136,095 at December 31, 1998. During the six months ended June 30, 1999, the Company borrowed RMB 24,000,000 from Shenzhen Huaqiang Holdings Limited, the Company's major shareholder. The loan is unsecured, with interest at 7.5% per annum, and is due on December 31, 1999. Such amount is included in amounts due to related companies at June 30, 1999. Since the Company pays interest on advances from related companies, the increase in outstanding amounts due to related companies at June 30, 1999 has also contributed to a increase in interest expense during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

   On November 23, 1998, the Board of Directors of High Worth JV declared the second dividend distribution, of which Holdings was entitled to approximately RMB 31,000,000. The dividend will be distributed by installments in order to avoid any disruption to High Worth JV's normal operating cash flow position. During the year ended December 31, 1998, partial dividends of RMB 5,000,000 were distributed to Guangdong Blue Ribbon. During the six months ended June 30, 1999, partial dividends of RMB 15,638,685 and RMB 19,499,530 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

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

   For the six months ended June 30, 1999, additions to property, plant and equipment aggregated RMB 3,195,383, which include approximately RMB 1,340,000 spent on renovation and continuous improvement of Zao Yang High Worth Brewery. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 1999 will be approximately RMB 15,000,000, a portion of which is expected to be financed through capital leases. The Company anticipates that additional capital expenditures in connection with the continuous technical renovation process in converting the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex during the remainder of 1999 will be approximately RMB 3,000,000, a portion of which is expected to be financed by new bank borrowings.

   In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. As of June 30, 1999, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd., were approximately RMB 22,031,000, RMB 7,344,000 and RMB 7,344,000, respectively. In conjunction with the assignment of the advances to Top Link Development Limited, Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

   The Company believes that it will be able to fund expected capital expenditures during the remainder of 1999 for the continuing development of its brewery operations through internal cash flow and external resources.

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

   The continuing Asian financial crisis has inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which has had a negative impact on the Company's results of operations, financial condition and cash flows. In addition, as a result of the Asian financial crisis, China has tightened its foreign exchange controls. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, recent announcements by the central government of China indicate that devaluation is an increasing possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB. As of June 30, 1999, the Company's only significant USD-denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of RMB 36,719,200.

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

   With respect to foreign currency exchange rates, the Company does not believe that a devaluation of the RMB against the USD would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services is settled in RMB. The effect of a devaluation of the RMB against the USD would be to reduce the Company's results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB. Advances from shareholders, the Company's only significant USD-denominated obligation, would also be more expensive to repay in the event of a devaluation.

   The Company does not have any interest rate risk, as the Company's debt obligations are primarily short-term in nature, with fixed interest rates.

                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits  -

        27   Financial Data Schedule (electronic filing only)


   (b)  Reports on Form 8-K  -

        Three Months Ended June 30, 1999:  None.

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


                                      CBR BREWING COMPANY, INC.
                                      -------------------------
                                            (Registrant)



Date:  August 4, 1999            By:  /s/ ZI-SHOU CHEN
                                      -------------------------
                                      Zi-shou Chen
                                      President and Director
                                      (Duly authorized officer)



Date:  August 4, 1999            By:  /s/ GARY C.K. LUI
                                      -------------------------
                                      Gary C.K. Lui
                                      Chief Financial Officer
                                      (Principal financial
                                       officer)