Form 10-Q
period 1999-09-30
CBR BREWING CO INC
filed 1999-11-04
CIK 846012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1999


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


                                Not applicable
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of September 30, 1999, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

Documents incorporated by reference:  None

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets (Unaudited) -
                  September 30, 1999 and December 31, 1998

                  Consolidated Statements of Income (Unaudited) -
                  Three Months and Nine Months Ended September 30, 1999 and 1998

                  Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 1999 and 1998

                  Notes to Consolidated Financial Statements (Unaudited) - Nine Months Ended September 30, 1999 and 1998


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Item 3.  Quantitative and Qualitative Disclosures about Market Risk



PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   September 30, 1999               December 31, 1998
                                               --------------------------     ----------------------------
                                                   RMB            USD             RMB              USD
                                               -----------     ----------     -----------     ------------
ASSETS
Current assets:
  Cash                                          89,633,896     10,799,265      86,508,742       10,422,740
  Accounts and bills receivable, net           178,536,701     21,510,446     140,502,015       16,927,954
  Inventories (Note 2)                          90,856,656     10,946,585      66,602,633        8,024,414
  Amounts due from related companies            26,478,775      3,190,214      18,068,927        2,176,979
  Prepayments, deposits and other
    receivables                                 18,616,014      2,242,893      27,603,518        3,325,725
                                               -----------    -----------     -----------     ------------

  Total current assets                         404,122,042     48,689,403     339,285,835       40,877,812

Interest in an associated company
    (Note 4)                                   232,961,764     28,067,682     243,429,767       29,328,888

Property, plant and equipment, net             247,050,048     29,765,066     263,768,418       31,779,327

Non-current assets                              11,971,153      1,442,308      23,942,307        2,884,615
                                               -----------    -----------     -----------     ------------

  Total assets                                 896,105,007    107,964,459     870,426,327      104,870,642
                                               ===========    ===========     ===========     ============


                                   (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED)(CONTINUED)

                                                                 September 30, 1999                        December 31, 1998
                                                          --------------------------------          ------------------------------
                                                              RMB                  USD                  RMB                USD
                                                          -----------          -----------          -----------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                                         114,044,000           13,740,241          119,554,000         14,404,096
  Capital lease obligations                                 5,664,938              682,523            5,664,938            682,523
  Accounts payable
    and accrued liabilities                               156,704,350           18,880,042          121,733,657         14,666,706
  Amounts due to related companies
    (Note 7)                                                9,785,270            1,178,948           31,136,095          3,751,337
  Amount due to an associated company                     250,159,367           30,139,683          218,717,800         26,351,542
  Income taxes payable                                      9,849,808            1,186,724            4,166,884            502,034
  Sales taxes payable                                      19,407,384            2,338,239           30,331,904          3,654,446
                                                          -----------          -----------          -----------        -----------

  Total current liabilities                               565,615,117           68,146,400          531,305,278         64,012,684
                                                          -----------          -----------          -----------        -----------

Long-term liabilities:
  Capital lease obligations                                   464,842               56,005            2,847,911            343,122
                                                          -----------          -----------          -----------        -----------

  Total long-term liabilities                                 464,842               56,005            2,847,911            343,122
                                                          -----------          -----------          -----------        -----------

Minority interests (Note 6)                                71,193,075            8,577,479           83,803,133         10,096,763
                                                          -----------          -----------          -----------        -----------

Shareholders' advances and shareholders' equity:

Advances from shareholders (Note 3)                        36,719,200            4,424,000           50,267,705          6,056,350
                                                          -----------          -----------          -----------        -----------

Common stock (Note 5)
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding                                  4,273                  515                4,273                515
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                                  2,559                  308                2,559                308
Additional paid-in capital                                107,012,942           12,893,125          106,489,592         12,830,071
General reserve and enterprise
  development funds                                        10,125,740            1,219,969           10,125,740          1,219,969
Retained earnings                                         104,967,259           12,646,658           85,580,136         10,310,860
                                                          -----------          -----------          -----------        -----------

  Total shareholders' equity                              222,112,773           26,760,575          202,202,300         24,361,723
                                                          -----------          -----------          -----------        -----------

  Total shareholders' advances and
    shareholders' equity                                  258,831,973           31,184,575          252,470,005         30,418,073
                                                          -----------          -----------          -----------        -----------

  Total liabilities, shareholders'
    advances and shareholders'
    equity                                                896,105,007          107,964,459          870,426,327        104,870,642
                                                          ===========          ===========          ===========        ===========


       See accompanying notes to the consolidated financial statements.
                                       4

                  CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                      Three Months    Nine Months
                                                                                                          Ended         Ended
                                               Three Months Ended             Nine Months Ended       September 30,  September 30,
                                               September 30, 1999             September 30, 1999          1998           1998
                                           --------------------------    --------------------------   ------------   ------------
                                               RMB            USD             RMB           USD           RMB            RMB
                                           ------------   -----------    ------------   -----------   ------------   ------------
Sales, including sales to related
  companies of RMB nil and RMB nil
  for the three months and nine
  months ended September 30, 1999,
  respectively, and RMB nil and RMB
  573,401 for the three months and
  nine months ended September 30,
  1998, respectively                        257,061,465    30,971,261     826,073,650    99,526,946    266,425,164    903,090,208
Sales taxes                                  (6,295,899)     (758,542)    (17,447,910)   (2,102,158)    (5,880,100)   (18,484,919)
                                           ------------   -----------    ------------   -----------   ------------   ------------

Net sales                                   250,765,566    30,212,719     808,625,740    97,424,788    260,545,064    884,605,289
Cost of sales, including inventory
  purchased from related companies of
  RMB 159,493,543 and RMB 491,294,027
  for the three months and nine months
  ended September 30, 1999,
  respectively, and RMB 160,725,559
  and RMB 549,097,276 for the three
  months and nine months ended
  September 30, 1998, respectively;
  and royalty fee paid to a related
  company of RMB 1,808,137 and RMB
  5,584,788 for the three months and
  nine months ended September 30, 1999,
  respectively, and RMB 1,770,900
  and RMB 5,829,858 for the three
  months and nine months ended
  September 30, 1998, respectively         (192,610,269)  (23,206,057)   (628,898,690)  (75,770,927)  (218,951,393)  (731,531,779)
                                           ------------   -----------    ------------   -----------   ------------   ------------

Gross profit                                 58,155,297     7,006,662     179,727,050    21,653,861     41,593,671    153,073,510

Selling, general and administrative
  expenses, including management
  fee paid to a related company of
  RMB nil and RMB nil for the three
  months and nine months ended
  September 30, 1999, respectively,
  and RMB 945,000 and RMB 2,835,000
  for the three months and nine months
  ended September 30, 1998, respectively    (56,628,268)   (6,822,683)   (168,892,287)  (20,348,468)   (45,789,244)  (150,692,889)
Fair value of warrants, stock options
  and common stock issued for services
  rendered (Note 5)                            (174,449)      (21,018)       (523,350)      (63,054)      (174,445)    (2,284,948)
                                           ------------   -----------    ------------   -----------   ------------   ------------

Operating income (loss)                       1,352,580       162,961      10,311,413     1,242,339     (4,370,018)        95,673
Foreign exchange losses                               -             -               -             -              -       (329,565)
Other expense:
  Interest expense, including interest
    paid to related companies of
    RMB 297,615 and RMB 1,007,751
    for the three months and nine
    months ended September 30, 1999,
    respectively, and RMB nil and RMB
    106,674 for the three months and
    nine months ended September 30,
    1998, respectively                       (2,769,104)     (333,627)     (8,258,618)     (995,014)    (1,236,672)    (4,143,690)
                                           ------------   -----------    ------------   -----------   ------------   ------------

Income (loss) before income taxes            (1,416,524)     (170,666)      2,052,795       247,325     (5,606,690)    (4,377,582)
Income taxes                                 (1,483,138)     (178,691)     (5,682,925)     (684,690)    (1,064,933)    (4,479,069)
                                           ------------   -----------    ------------   -----------   ------------   ------------

                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)(CONTINUED)


                                                                                                    Three Months    Nine Months
                                                                                                        Ended         Ended
                                             Three Months Ended             Nine Months Ended       September 30,  September 30,
                                             September 30, 1999             September 30, 1999          1998           1998
                                         --------------------------    --------------------------   ------------   ------------
                                             RMB            USD             RMB           USD           RMB            RMB
                                         ------------   -----------    ------------   -----------   ------------   ------------
Loss before equity in earnings
  of an associated company                 (2,899,662)     (349,357)     (3,630,130)     (437,365)    (6,671,623)    (8,856,651)

Equity in earnings of an associated
  company                                   8,519,990     1,026,505      31,045,881     3,740,468     10,582,697     39,152,070
                                         ------------   -----------     -----------    ----------   ------------   ------------

Income before minority interests            5,620,328       677,148      27,415,751     3,303,103      3,911,074     30,295,419
Minority interests                         (1,433,028)     (172,654)     (8,028,628)     (967,305)      (609,301)   (11,308,321)
                                         ------------   -----------     -----------    ----------   ------------   ------------

Net income for the period                   4,187,300       504,494      19,387,123     2,335,798      3,301,773     18,987,098
                                         ============   ===========     ===========    ==========   ============   ============


Net income per common share (Note 1)
   - Basic                                      0.52          0.06            2.42           0.29           0.41          2.37
                                         ============   ===========     ===========    ==========   ============   ============
   - Diluted                                    0.52          0.06            2.42           0.29           0.41          2.37
                                         ============   ===========     ===========    ==========   ============   ============

Weighted average number of common
   shares outstanding
   - Basic                                  8,010,013     8,010,013       8,010,013     8,010,013      8,010,013      8,007,791
                                         ============   ===========     ===========    ==========   ============   ============
   - Diluted                                8,010,013     8,010,013       8,010,013     8,010,013      8,010,013      8,007,791
                                         ============   ===========     ===========    ==========   ============   ============

       See accompanying notes to the consolidated financial statements.

                 CBR BREWING COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                           Nine Months
                                                                                                               Ended
                                                                     Nine Months Ended                     September 30,
                                                                     September 30, 1999                        1998
                                                             -----------------------------------           ------------
                                                                  RMB                    USD                   RMB
                                                             ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     19,387,123              2,335,798             18,987,098
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Fair value of warrants, stock options
     and common stock issued for services
     rendered                                                     523,350                 63,054              2,284,948
   Allowance for doubtful accounts                             12,682,785              1,528,046              5,554,517
   Depreciation and amortization                               21,269,727              2,562,618             18,522,060
   Foreign exchange losses                                              -                      -                329,565
   Minority interests                                           8,028,628                967,305             11,308,321
   Equity in earnings of an associated company                (31,045,881)            (3,740,468)           (39,152,070)
   Income taxes payable                                         5,682,924                684,690              4,396,782
   Dividends received from an associated company               41,513,884              5,001,673             39,221,726

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                              (50,717,471)            (6,110,539)           (35,354,127)
   Inventories                                                (24,254,023)            (2,922,171)            (2,781,428)
   Amounts due from related companies                          (8,409,848)            (1,013,235)             7,190,123
   Prepayments, deposits and other receivables                  8,987,504              1,082,831            (62,036,860)
 Increase (decrease) in -
   Accounts payable and accrued liabilities                    34,970,693              4,213,337            101,328,793
   Customer deposits                                                    -                      -             (6,680,000)
   Amount due to an associated company                         31,441,567              3,788,141             60,348,255
   Sales taxes payable                                        (10,924,520)            (1,316,207)           (20,888,142)
                                                             ------------           ------------           ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      59,136,442              7,124,873            102,579,561
                                                             ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in non-current assets                   11,971,154              1,442,308             (1,699,700)
   Purchases of property, plant and equipment                  (4,551,357)              (548,357)           (46,265,978)
   Purchase of interest in brewery                                      -                      -            (16,104,000)
                                                             ------------           ------------           ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             7,419,797                893,951            (64,069,678)
                                                             ------------           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                                  -                      -             67,172,800
   Repayment of bank borrowings                                (5,510,000)              (663,855)                     -
   Decrease in amounts due to related
     companies                                                 (5,712,141)              (688,210)           (22,874,634)
   Repayment of capital lease obligations                      (2,383,069)              (287,117)            (6,912,922)
   Repayment of advances from shareholders                    (13,548,505)            (1,632,350)                     -
   Payment of cash dividend to minority interest              (36,277,370)            (4,370,767)           (40,375,595)
                                                             ------------           ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES                         (63,431,085)            (7,642,299)            (2,990,351)
                                                             ------------           ------------           ------------

Net increase in cash                                            3,125,154                376,525             35,519,532
Cash at beginning of period                                    86,508,742             10,422,740             76,092,954
                                                             ------------           ------------           ------------

Cash at end of period                                          89,633,896             10,799,265            111,612,486
                                                             ============           ============           ============


       See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement is subject to the local government's approval. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)

The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1998 and September 30, 1999. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 1999.

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

Translation of amounts from RMB into USD for the convenience of the reader has been made at the exchange rate as quoted by the People's Bank of China on September 30, 1999 of USD1.00 = RMB8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 1999, the results of operations for the three months and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

The results of operations for the three months and nine months ended September 30, 1999 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

OTHER COMPREHENSIVE INCOME - The Company has no items of other comprehensive income. Accordingly, a statement of comprehensive income is not presented.

EARNINGS PER SHARE - Basic earnings per share excludes the dilutive effects of options and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed assuming the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares pursuant to stock options, warrants and debt instruments.

At September 30, 1999, potentially dilutive securities representing 280,000 shares of common stock were outstanding, consisting of stock options exercisable at prices ranging from $3.87 to $4.26 per share (which was in excess of average fair market value during the three months and nine months ended September 30, 1999) to purchase 280,000 shares of common stock (Note
5). The common shares issuable upon exercise of the stock options were excluded from the calculation of diluted net income per share for 1999 since the exercise price exceeded the average fair market value of the common stock.

2.  INVENTORIES

Inventories consisted of the following at September 30, 1999 and December 31, 1998:

                           September 30, 1999       December 31, 1998
                        -----------------------  -----------------------
                           RMB          USD         RMB           USD
                        ----------   ----------  ----------  -----------
Raw materials           24,768,296    2,984,132  24,853,642    2,994,415
Work in progress         7,290,988      878,432   5,436,138      654,956
Finished goods          58,797,372    7,084,021  36,312,853    4,375,043
                        ----------   ----------  ----------  -----------
                        90,856,656   10,946,585  66,602,633    8,024,414
                        ==========   ==========  ==========  ===========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


3.  ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. As of September 30, 1999, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd., were approximately RMB 22,031,000, RMB 7,344,000 and RMB 7,344,000, respectively. In conjunction with the assignment of the advances to Top Link Development Limited, Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

4.  INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed statements of operations of Noble Brewery for the three months and nine months ended September 30, 1999 and 1998 are as follows:


                                 Three Months Ended            Nine Months Ended        Three Months Ended     Nine Months Ended
                                 September 30, 1999           September 30, 1999        September 30, 1998     September 30, 1998
                             -------------------------     ------------------------     ------------------     ------------------
                                 RMB           USD             RMB          USD                 RMB                    RMB
                             -----------    ----------     -----------   ----------         -----------            -----------
Net sales                    143,809,038    17,326,390     446,584,578   53,805,370         137,942,379            476,053,877
                             ===========    ==========     ===========   ==========         ===========            ===========

Net income                    24,297,118     2,927,364      83,279,354   10,033,657          24,680,600             97,079,501
                             ===========    ==========     ===========   ==========         ===========            ===========


The Company's share
  of net income after
  adjustment of unrealized
  intercompany profit
  and other intercompany
  adjustments                  8,519,990     1,026,505      31,045,881    3,740,468          10,582,697             39,152,070
                             ===========    ==========     ===========   ==========         ===========            ===========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,449 and RMB 523,350 of compensation expense during the three months and nine months ended September 30, 1999, respectively. During the three months and nine months ended September 30, 1998, the Company recognized RMB 174,445 and RMB 2,044,248 of compensation expense, respectively.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


6.  DIVIDENDS TO MINORITY INTEREST

On November 23, 1998 and July 28, 1999, the Board of Directors of High Worth JV declared separate dividend distributions of RMB 51,596,713. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. The dividends are distributed in installments in order to avoid any disruption to the normal operating cash flow position of High Worth JV. During the nine months ended September 30, 1999 and 1998, High Worth JV paid aggregate dividends to Guangdong Blue Ribbon of RMB 36,277,370 and RMB 40,375,595, respectively.

7.  AMOUNTS DUE TO RELATED COMPANIES

During the six months ended June 30, 1999, the Company borrowed RMB 24,000,000 from Shenzhen Huaqiang Holdings Limited, the Company's major shareholder. The loan was unsecured, with interest at 7.5% per annum, and was fully repaid during the three months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

   This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

   On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement is subject to the local government's approval. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

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

   Noble China Inc., a public company listed on the Toronto Stock Exchange, issued a press release on May 27, 1999 to announce that it had acquired from Pabst Brewing Company the exclusive rights to brew and distribute Pabst Blue Ribbon beer throughout China for a period of 30 years from 2003 to 2033. To date, the Company has been unable to verify whether such a license has in fact been granted to Noble China Inc., the terms of any such license, and whether it is subject to any conditions. However, the Company believes that some form of a license has been granted to Noble China Inc by Pabst Brewing Company. Management of the Company is in the process of obtaining information on the announced new license, at which time the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. If Noble China Inc. has reached agreement for a license extension, management of the Company plans to enter into discussions with Noble China Inc. regarding licensing arrangements subsequent to November 6, 2003. However, there can be no assurances that the discussions will be successful or what the terms and conditions of any sublicense may be. The inability of the Company to obtain a sublicense on acceptable terms and conditions would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

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

Consolidated Results of Operations:

Three Months Ended September 30, 1999 and 1998 -

   Sales: During the three months ended September 30, 1999, net sales of beer products decreased by RMB 9,779,498 or 3.8% to RMB 250,765,566, as compared to RMB 260,545,064 for the three months ended September 30, 1998. The Company sold 50,721 metric tons of beer to distributors in 1999 as compared to 57,035 metric tons of beer in 1998, a decrease of 11.1%. The decrease in net sales of beer products during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 was primarily attributable to the decrease in volume of beer sold as a result of the weakening in customer demand for foreign branded premium beer in China and the elimination of a low margin product line as discussed below. Beer sales consisted almost entirely of products sold under the Pabst Blue Ribbon brand name through the Marketing Company.

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

   During the three months ended September 30, 1999 and 1998, Zhaoqing Brewery sold 17,643 metric tons and 18,668 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 1,025 metric tons or 5.5% from 1998 to 1999.

   During the three months ended September 30, 1999 and 1998, Sichuan High Worth Brewery sold 2,322 metric tons and 3,737 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

   During the three months ended September 30, 1999, Zao Yang High Worth Brewery sold 7,649 metric tons of beer to the Marketing Company, of which 1,737 metric tons (22.7%) was Pabst Blue Ribbon beer and 5,912 metric tons (77.3%) was local brand beer. During the three months ended September 30, 1998, Zao Yang High Worth Brewery sold 428 metric tons of beer to the Marketing Company, all of which was Pabst Blue Ribbon.

   The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan High Worth Brewery during 1998 and 1999 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

   Gross Profit: For the three months ended September 30, 1999, total gross profit was RMB 58,155,297 or 23.2% of total net sales. For the three months ended September 30, 1998, total gross profit was RMB 41,593,671 or 16.0% of total net sales. Gross profit from beer sales increased by RMB 16,561,626 to RMB 58,155,297 in 1999 as compared to RMB 41,593,671 in 1998 as a result of the increase in gross margin. Gross margin from beer sales increased to 23.2% in 1999 as compared to 16.0% in 1998 as a result of the shift in sales mix to higher margin products and effective cost control measures.

   Selling, General and Administrative Expenses: For the three months ended September 30, 1999, selling, general and administrative expenses were RMB 56,628,268 or 22.6% of net sales, consisting of selling expenses of RMB 35,320,353 and general and administrative expenses of RMB 21,307,915. Net of an allowance for doubtful accounts of RMB 6,577,205 for the three months ended September 30, 1999, general and administrative expenses were RMB 14,730,710. For the three months ended September 30, 1998, selling, general and administrative expenses were RMB 45,789,244 or 17.6% of net sales, consisting of selling expenses of RMB 25,985,659 and general and administrative expenses of RMB 19,803,585. Net of an allowance for doubtful accounts of RMB 1,431,647 for the three months ended September 30, 1998, general and administrative expenses were RMB 18,371,938.

   Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 9,334,694 or 35.9% in 1999 as compared to 1998, and as a percent of net sales, to 14.1% in 1999 from 10.0% in 1998. Selling expenses increased in 1999 as compared to 1998, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its advertising and promotional program to maintain and stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, in an attempt to counteract softening consumer demand and increasing competition from foreign and local premium brand beer.

   Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income.

Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the three months ended September 30, 1999 and 1998, the Marketing Company incurred an operating loss of RMB 7,480,000 and RMB 10,932,000, respectively, which reduced consolidated operating income accordingly.

   General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 3,641,228 or 19.8% in 1999 as compared to 1998, and as a percentage of net sales, to 5.9% in 1999 from 7.1% in 1998. General and administrative expenses decreased in 1999 as compared in 1998 primarily as a result of effective cost control measures.

   The allowance for doubtful accounts increased to RMB 6,577,205 in 1999 or 2.6% of net sales, as compared to RMB 1,431,647 in 1998 or 0.5% of net sales, as a result of reduced consumer spending resulting from the continuing effect of the Asian financial crisis, which has impaired the ability of certain of the Company's distributors to pay their obligations to the Company. The allowance for doubtful accounts is calculated based primarily on the age of outstanding accounts receivable, which are typically outstanding for a longer period of time in China than in the United States. The Company is implementing revised credit acceptance procedures in an attempt to reduce future losses from uncollectible accounts receivable.

   On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,449 and RMB 174,445 of compensation expense during the three months ended September 30, 1999 and 1998, respectively.

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

   Operating Income (Loss): For the three months ended September 30, 1999, operating income was RMB 1,352,580 or 0.5% of net sales. For the three months ended September 30, 1998, operating loss was (RMB 4,370,018) or (1.7%) of net sales. Although sales decreased in 1999 as compared to 1998, the shift in sales mix to higher margin products resulted in an increase in gross profit margin. The effect from the increase in gross profit margin resulted in an increase in operating income in 1999 as compared to 1998.

   Interest Expense: For the three months ended September 30, 1999, interest expense increased by RMB 1,532,432 or 123.9% to RMB 2,769,104, as compared to RMB 1,236,672 for the three months ended September 30, 1998. Interest expense increased in 1999 as compared to 1998 as a result of the increase in the average outstanding balance on bank borrowings and the increase in interest-bearing borrowings from related companies.

   Income Taxes: The two year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. During the three year period from 1998 to 2000, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the three months ended September 30, 1999, income tax expense was RMB 1,483,138, as compared to RMB 1,064,933 for the three months ended September 30, 1998.

   Net Income: Net income increased to RMB 4,187,300 for the three months ended September 30, 1999, as compared to RMB 3,301,773 for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 and 1998 -

   Sales: During the nine months ended September 30, 1999, net sales of beer products decreased by RMB 75,979,549 or 8.6% to RMB 808,625,740, as compared to RMB 884,605,289 for the nine months ended September 30, 1998. The Company sold 159,114 metric tons of beer to distributors in 1999 as compared to 184,746 metric tons of beer in 1998, a decrease of 13.9%. The decrease in net sales of beer products during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was primarily attributable to the decrease in volume of beer sold as a result of the weakening in customer demand for foreign branded premium beer in China and the elimination of a low margin product line as discussed below. Beer sales consisted almost entirely of products sold under the Pabst Blue Ribbon brand name through the Marketing Company.

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

   During the nine months ended September 30, 1999 and 1998, Zhaoqing Brewery sold 52,637 metric tons and 59,908 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 7,271 metric tons or 12.1% from 1998 to 1999.

   During the nine months ended September 30, 1999 and 1998, Sichuan High Worth Brewery sold 6,431 metric tons and 10,972 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

   During the nine months ended September 30, 1999, Zao Yang High Worth Brewery sold 15,083 metric tons of beer to the Marketing Company, of which 3,640 metric tons (24.1%) was Pabst Blue Ribbon beer and 11,443 metric tons (75.9%) was local brand beer. During the nine months ended September 30, 1998, Zao Yang High Worth Brewery sold 982 metric tons of beer to the Marketing Company, all of which was Pabst Blue Ribbon beer.

   The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan Brewery during 1998 and 1999 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

   Gross Profit: For the nine months ended September 30, 1999, total gross profit was RMB 179,727,050 or 22.2% of total net sales. For the nine months ended September 30, 1998, total gross profit was RMB 153,073,510 or 17.3% of total net sales. Gross profit from beer sales increased by RMB 26,653,540 to RMB 179,727,050 in 1999 as compared to RMB 153,073,510 in 1998 as a result of the increase in gross margin. Gross margin from beer sales increased to 22.2% in 1999 as compared to 17.3% in 1998 as a result of the shift in sales mix to higher margin products and effective cost control measures.

   Selling, General and Administrative Expenses: For the nine months ended September 30, 1999, selling, general and administrative expenses were RMB 168,892,287 or 20.9% of net sales, consisting of selling expenses of RMB 109,415,140 and general and administrative expenses of RMB 59,477,147. Net of an allowance for doubtful accounts of RMB 12,682,785 for the nine months ended September 30, 1999, general and administrative expenses were RMB 46,794,362. For the nine months ended September 30, 1998, selling, general and administrative expenses were RMB 150,692,889 or 17.0% of net sales, consisting of selling expenses of RMB 91,132,707 and general and administrative expenses of RMB 59,560,182. Net of an allowance for doubtful accounts of RMB 5,554,517 for the nine months ended September 30, 1998, general and administrative expenses were RMB 54,005,665.

   Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 18,282,433 or 20.1% in 1999 as compared to 1998, and as a percent of net sales, to 13.5% in 1999 from 10.3% in 1998. Selling expenses increased in 1999 as compared to 1998, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its advertising and promotional program to maintain and stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, in an attempt to counteract softening consumer demand and increasing competition from foreign and local premium brand beer.

   Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the nine months ended September 30, 1999 and 1998, the Marketing Company incurred an operating loss of RMB 27,950,000 and RMB 30,275,000, respectively, which reduced consolidated operating income accordingly.

   General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High
Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 7,211,303 or 13.4% in 1999 as compared to 1998, and as a percentage of net sales, from 6.1% in 1998 to 5.8% in 1999. General and administrative expenses decreased in 1999 as compared in 1998 primarily as a result of effective cost control measures.

   The allowance for doubtful accounts increased to RMB 12,682,785 in 1999 or 1.6% of net sales, as compared to RMB 5,554,517 in 1998 or 0.6% of net sales, as a result of reduced consumer spending resulting from the continuing effect of the Asian financial crisis, which has impaired the ability of certain of the Company's distributors to pay their obligations to the Company. The allowance for doubtful accounts is calculated based primarily on the age of outstanding accounts receivable, which are typically outstanding for a longer period of time in China than in the United States. The Company is implementing revised credit acceptance procedures in an attempt to reduce future losses from uncollectible accounts receivable.

   On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 523,350 and RMB 2,044,248 of compensation expense during the nine months ended September 30, 1999 and 1998, respectively.

   Operating Income: For the nine months ended September 30, 1999, operating income was RMB 10,311,413 or 1.3% of net sales. For the nine months ended September 30, 1998, operating income was RMB 95,673 or 0.1% of net sales. Although sales decreased in 1999 as compared to 1998, the shift in sales mix to higher margin products resulted in an increase in gross profit margin. The effect from the increase in gross profit margin, resulted in an increase in operating income in 1999 as compared to 1998.

   Interest Expense: For the nine months ended September 30, 1999, interest expense increased by RMB 4,114,928 or 99.3% to RMB 8,258,618, as compared to RMB 4,143,690 for the nine months ended September 30, 1998. Interest expense increased in 1999 as compared to 1998 as a result of the increase in the average outstanding balance on bank borrowings and the increase in interest-bearing borrowings from related companies.

   Income Taxes: The two year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. During the three year period from 1998 to 2000, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the nine months ended September 30, 1999, income tax expense was RMB 5,682,925, as compared to RMB 4,479,069 for the nine months ended September 30, 1998.

   Net Income: Net income increased to RMB 19,387,123 for the nine months ended September 30, 1999, as compared to RMB 18,987,098 for the nine months ended

September 30, 1998.

Noble Brewery:

Three Months Ended September 30, 1999 and 1998 -

   Sales: For the three months ended September 30, 1999 and 1998, net sales were RMB 143,809,038 and RMB 137,942,379, respectively.

   During the three months ended September 30, 1999, Noble Brewery sold 35,135 metric tons of beer to the Marketing Company, as compared to 35,679 metric tons of beer sold to the Marketing Company during the three months ended September 30, 1998. Total beer sold by Noble Brewery to the Marketing Company decreased by 544 metric tons or 1.5% from 1998 to 1999, primarily as a result of the general softening of demand in the beer market in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in 1999 had the effect of reducing Noble Brewery's beer sales in 1999.

   Gross Profit: For the three months ended September 30, 1999 and 1998, gross profit was RMB 49,071,489 or 34.1% of net sales and RMB 36,509,602 or 26.5% of net sales, respectively. The increase in the gross profit margin of 7.6% in 1999 as compared to 1998 was a result of effective cost control measures and the shift in sales mix to higher margin products.

   Selling, General and Administrative Expenses: For the three months ended September 30, 1999, selling, general and administrative expenses totaled RMB 15,849,352 or 11.0% of net sales, consisting of selling expenses of RMB 2,601,326 and general and administrative expenses of RMB 13,248,026. For the three months ended September 30, 1998, selling, general and administrative expenses totaled RMB 7,563,599 or 5.5% of net sales, consisting of selling expenses of RMB 139,846 and general and administrative expenses of RMB 7,423,753. Selling expenses consist of warehousing, storage and freight costs.

   Operating Income: For the three months ended September 30, 1999 and 1998, operating income was RMB 33,222,137 or 23.1% of net sales and RMB 28,946,003 or 21.0% of net sales, respectively.

   Income Taxes: The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended September 30, 1999, income tax expense was RMB 8,925,019 as compared to RMB 4,265,403 for the three months ended September 30, 1998.

   Net Income: Net income decreased to RMB 24,297,118 or 16.9% of net sales for the three months ended September 30, 1999, as compared to RMB 24,680,600 or 17.9% of net sales for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 and 1998 -

   Sales: For the nine months ended September 30, 1999 and 1998, net sales were RMB 446,584,578 and RMB 476,053,877, respectively.

   During the nine months ended September 30, 1999, Noble Brewery sold 102,078 metric tons of beer to the Marketing Company, as compared to 116,611 metric tons of beer sold to the Marketing Company during the nine months ended September 30, 1998. Total beer sold by Noble Brewery to the Marketing Company decreased by 14,533 metric tons or 12.5% from 1998 to 1999, primarily as a result of the general softening of demand in the beer market in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in
1999 had the effect of reducing Noble Brewery's beer sales in 1999.

   Gross Profit: For the nine months ended September 30, 1999 and 1998, gross profit was RMB 161,367,203 or 36.1% of net sales and RMB 143,757,961 or 30.2% of net sales, respectively. The increase in the gross profit margin of 5.9% in 1999 as compared to 1998 was a result of effective cost control measures and the shift in sales mix to higher margin products.

   Selling, General and Administrative Expenses: For the nine months ended September 30, 1999, selling, general and administrative expenses totaled RMB 45,804,614 or 10.3% of net sales, consisting of selling expenses of RMB 8,552,534 and general and administrative expenses of RMB 37,252,080. For the nine months ended September 30, 1998, selling, general and administrative expenses totaled RMB 31,470,248 or 6.6% of net sales, consisting of selling expenses of RMB 3,255,002 and general and administrative expenses of RMB 29,612,392. Selling expenses consist of warehousing, storage and freight costs.

   Operating Income: For the nine months ended September 30, 1999 and 1998, operating income was RMB 115,562,589 or 25.9% of net sales and RMB 112,287,713 or 23.6% of net sales, respectively.

   Income Taxes: The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the nine months ended September 30, 1999, income tax expense was RMB 32,522,828 as compared to RMB 15,395,133 for the nine months ended September 30, 1998.

   Net Income: Net income decreased to RMB 83,279,354 or 18.6% of net sales for the nine months ended September 30, 1999, as compared to RMB 97,079,501 or 20.4% of net sales for the nine months ended September 30, 1998.

Consolidated Financial Condition - September 30, 1999:

   Liquidity and Capital Resources - For the nine months ended September 30, 1999, the Company's operations provided cash resources of RMB 59,136,442, as compared to RMB 102,579,561 for the nine months ended September 30, 1998, primarily as a result of reduced cash flows with respect to accounts payable and accrued liabilities, amounts due from related companies and due to an associated company, and prepaids, deposits and other receivables. Despite reduced cash flows from operations, the Company's cash balance increased by RMB 3,125,154 to RMB 89,633,896 at September 30, 1999, as compared to RMB 86,508,742 at December 31, 1998. In addition, the Company's net working capital deficit decreased by RMB 30,526,368 to RMB 161,493,075 at September 30, 1999, as compared to RMB 192,019,443 at December 31, 1998, resulting in a current ratio at September 30, 1999 of 0.71:1, as compared to 0.64:1 at December 31, 1998.

   Net of an allowance for doubtful accounts of RMB 12,682,785 for the nine months ended September 30, 1999, accounts and bills receivable increased by RMB 50,717,471 or 36.1% to RMB 178,536,701 at September 30, 1999, as compared to RMB
140,502,015 at December 31, 1998, as a result of a general slowdown in receipts and collections. The allowance for doubtful accounts was RMB 48,281,966 at September 30, 1999, as compared to RMB 35,599,181 at December 31, 1998.

   The Company's inventories increased by RMB 24,254,023 or 36.4% to RMB 90,856,656 at September 30, 1999, as compared to RMB 66,602,633 at December 31, 1998. The increase in inventories was mainly due to increased purchases of raw materials and packing materials to support estimated future short-term sales and production requirements.

   The Company's accounts payable and accrued liabilities increased by RMB 34,970,693 or 28.7% to RMB 156,704,350 at September 30, 1999, as compared to RMB
121,733,657 at December 31, 1998. The increase in accounts payable was mainly due to the increase in purchases of raw materials and packing materials during the peak season sales and production period, and a slow-down in payments to suppliers.

   The amount due to an associated company increased by RMB 31,441,567 or 14.4% to RMB 250,159,367 at September 30, 1999, as compared to RMB 218,717,800 at December 31, 1998, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company. As a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

   During the nine months ended September 30, 1999, the Company's secured bank loans decreased by RMB 5,510,000, reflecting total borrowings of RMB 114,044,000. The bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the continuous development and working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

   On November 23, 1998 and July 28, 1999, the Board of Directors of High Worth JV declared separate dividend distributions of RMB 51,596,713. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. The dividends are distributed by installments in order to avoid any disruption to the normal operating cash flow position of High Worth JV. During the nine months ended September 30, 1999 and 1998, High Worth JV paid aggregate dividends to Guangdong Blue Ribbon of RMB 36,277,370 and RMB 40,375,595, respectively.

   Net of the cash dividend of RMB 15,638,685 paid to Guangdong Blue Ribbon by High Worth JV, which represents the portion of the 1999 dividend paid through September 30, 1999, the amounts due to related companies decreased by RMB 5,712,141 or 18.3% to RMB 9,785,270 at September 30, 1999, as compared to RMB 31,136,095 at December 31, 1998. During the six months ended June 30, 1999, the Company borrowed RMB 24,000,000 from Shenzhen Huaqiang Holdings Limited, the Company's major shareholder. The loan was unsecured, with interest at 7.5% per annum, and was fully repaid during the three months ended September 30, 1999. Since the Company pays interest on advances from related companies, the increase in average outstanding amounts due to related companies during the nine months ended September 30, 1999 has also contributed to an increase in interest expense during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

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

   For the nine months ended September 30, 1999, additions to property, plant and equipment aggregated RMB 4,551,357, which include approximately RMB 1,900,000 spent on renovation and continuous improvement of Zao Yang High Worth Brewery. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 1999 will be approximately RMB 1,000,000. The Company anticipates that additional capital expenditures in connection with the continuous technical renovation process in converting the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex during the remainder of 1999 will be approximately RMB 2,000,000, a portion of which is expected to be financed by new bank borrowings.

   In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. As of September 30, 1999, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd., were approximately RMB 22,031,000, RMB 7,344,000 and RMB 7,344,000, respectively. In conjunction with the assignment of the advances to Top Link Development Limited, Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

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

   The continuing Asian financial crisis has inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which has had a negative impact on the Company's results of operations, financial condition and cash flows. In addition, as a result of the Asian financial crisis, China has tightened its foreign exchange controls. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, recent announcements by the central government of China indicate that devaluation is an increasing possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB. As of September 30, 1999, the Company's only significant USD-denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of RMB 36,719,200.

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


    (b)  Reports on Form 8-K -

         Three Months Ended September 30, 1999:  None.

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



                                  CBR BREWING COMPANY, INC.
                                  -------------------------
                                        (Registrant)



Date:  November 4, 1999      By:  /s/ ZI-SHOU CHEN
                                  -------------------------
                                  Zi-shou Chen
                                  President and Director
                                  (Duly authorized officer)



Date:  November 4, 1999      By:  /s/ GARY C.K. LUI
                                  -------------------------
                                  Gary C.K. Lui
                                  Chief Financial Officer
                                  (Principal financial
                                  officer)