Form 10-K405
period 1999-12-31
CBR BREWING CO INC
filed 2000-04-14
CIK 846012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                        Commission File Number: 33-26617A

                            CBR BREWING COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                              65-0145422
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                     23/F., Hang Seng Causeway Bay Building
                    28 Yee Wo Street, Causeway Bay, Hong Kong
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: 852-2866-2301

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 31, 2000, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

      The aggregate market value of the issuer's outstanding Class A Common Stock held by non-affiliates on March 31, 2000, computed by reference to the average of the closing bid and ask prices on March 31, 2000 of US$0.5625, was US$1,036,132.

      Documents incorporated by reference: None.

                                     PART I.

            Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

            This Annual Report on Form 10-K for the fiscal year ended December 31, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

            All of the Company's business operations are located in the PRC. The Chinese currency is the Renminbi ("RMB"). During the three years ended December 31, 1997, 1998 and 1999, the exchange rate has remained stable at approximately US$1.00 to RMB 8.3.

DESCRIPTION OF BUSINESS

            The Company is engaged in the business of brewing, distributing and marketing Pabst Blue Ribbon beer in China. As of December 31, 1999, the Company owned effective interests of 60%, 24%, 33% and 9% in four brewing facilities currently producing Pabst Blue Ribbon beer in China, all of which are managed by the Company. The Company is also presently responsible for the marketing and sale in China of Pabst Blue Ribbon beer produced by the four brewing facilities.

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

            In January 1998, the Company, through High Worth JV, established a joint venture company in Hubei Province, Zao Yang Blue Ribbon High Worth Brewery Limited ("Zao Yang High Worth Brewery"), which operates a third Pabst Blue Ribbon brewing complex in China and is managed by Zhaoqing Brewery. High Worth JV owns a 55% interest, so that the Company has an effective interest of 33%. Zao Yang Brewery, an unaffiliated company in Hubei Province, owns the other 45% interest in Zao Yang High Worth Brewery (see "MARKETING AND OPERATIONS - INVESTMENT IN NEW BREWERY" and "THE JOINT VENTURE COMPANIES").

            Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that will allow High Worth JV to acquire a 51% interest in Sichuan Brewery, so that the Company has an effective interest of 31%. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery will be formally restructured into a new joint venture company and will serve as the fourth Pabst Blue Ribbon brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost (see "PABST LICENSING ARRANGEMENT AND TRADEMARKS - SICHUAN BREWERY").

            On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery is RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement and the relevant legal documents have been approved by the local government authorities. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

            On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid up capital of Jilin Lianli Brewery is RMB 25,000,000. March International will contribute one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and will receive a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line is expected to be completed in April 2000. The Joint Venture Agreement is subject to approval by the local government, which is expected to be received when formal operations commence in May 2000.

            The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

PROPERTY AND PRODUCTION FACILITIES

ZHAOQING BREWERY

            Zhaoqing Brewery is situated on a site containing approximately 1,421,000 square feet and is three miles from Zhaoqing City, Guangdong Province. Zhaoqing Brewery occupies the site pursuant to certificates of land use rights issued by the local government. The land use rights certificates do not specify a period for the use of the land, but normally it does not exceed 70 years.

            The original facilities of Zhaoqing Brewery were constructed between

1978 and 1980 with annual production capacity based on old brewing technology of approximately 50,000 metric tons or 425,000 barrels of beer. Prior to 1995, Zhaoqing Brewery had produced domestic brands exclusively under various brand names. In mid-1994, with the assistance of Pabst US, Zhaoqing Brewery commenced the conversion and refinement of its original facilities and adopted a new brewing technology in order to produce beer under the Pabst Blue Ribbon label. In early 1995, the production of all domestic brands ceased. Zhaoqing Brewery is now producing substantially all of its beer production under the Pabst Blue Ribbon label. With the implementation of the new brewing technology and the purchase of additional equipment, Zhaoqing Brewery reached an annual production capacity of 100,000 metric tons or 850,000 barrels of beer by the end of 1995.

            Zhaoqing Brewery annually shuts down portions of the facility for a short period of time during the low season, normally in December, to provide regular scheduled maintenance. Zhaoqing Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing.

NOBLE BREWERY

            Noble Brewery is situated on a site adjacent to Zhaoqing Brewery containing approximately 1,453,000 square feet. Noble Brewery has land use rights of 50 years ending in 2043.

            Noble Brewery consists of the original facilities constructed between 1988 and 1990 by Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Zhaoqing"), the operator of the facilities prior to the establishment of Noble Brewery. These facilities had an annual production capacity of approximately 80,000 metric tons or 680,000 barrels of beer. The second phase of brewing facilities, which was completed in July 1994, has an annual production capacity of approximately 120,000 metric tons or 1,020,000 barrels of beer. Pabst US supplied the majority of the equipment for the development of both the first and second phase of the brewing facilities, in addition to offering technical assistance in its installation and maintenance. On an annual basis, Noble Brewery shuts down portions of the facility for a short period of time during the low season, normally in December, to provide regular scheduled maintenance. Noble Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing.

ZAO YANG HIGH WORTH BREWERY

            The original facilities of Zao Yang High Worth Brewery were constructed between 1980 and 1985 with annual production capacity based on old brewing technology of approximately 40,000 metric tons or 340,000 barrels of beer.

            Zao Yang High Worth Brewery is situated on a site containing approximately 753,000 square feet and is located within the vicinity of Zao Yang City, Hubei Province. Zao Yang High Worth Brewery occupies the site pursuant to a certificate of land use rights issued by the local government. The land use rights are part of the assets acquired by Zao Yang High Worth Brewery from Zao Yang Brewery.

            High Worth JV is responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into a Pabst Blue Ribbon brewing complex.

            During April 1998, the technical renovation process to convert the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex was completed. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998, and the Marketing Company began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution. In addition, Zao Yang High Worth Brewery also produces domestic brand beer under the brand name "Di Huang Quan" and sells directly to the nearby regions.

SICHUAN HIGH WORTH BREWERY

            Sichuan High Worth Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of Le Shan City, Sichuan Province, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. The original facilities of Sichuan High Worth Brewery were constructed in 1988 with annual production capacity, based on old brewing technology of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to late 1996, the facilities were used exclusively to produce beer under domestic local brand names. Guangdong Blue Ribbon acquired the brewery as its branch and started to convert the facility into a Pabst Blue Ribbon brewing complex in late 1996. In April 1997, Sichuan High Worth Brewery commenced production of beer under the Pabst Blue Ribbon label, which is sold to the Marketing Company for resale (see "PABST LICENSING ARRANGEMENT AND TRADEMARKS - SICHUAN HIGH WORTH BREWERY").

JILIN LIANLI BREWERY

            The original facilities of Jilin Lianli Brewery were constructed between 1980 and 1984 with annual production capacity based on old brewing technology of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to the formation of the new joint venture company, the facilities were used to produce domestic beer under the brand name "Tin Chi Quan".

            Jilin Lianli Brewery is situated on a site containing approximately 330,000 square feet and is located within the vicinity of Juetai City, Jilin Province. Jilin Lianli Brewery occupies the site pursuant to a certificate of land use rights issued by the local government. The land use rights are part of the assets acquired by Jilin Lianli Brewery from Jilin Province Juetai City Brewery.

            March International is responsible for transferring the technical know-how and production techniques to brew high quality beer products to Jilin Lianli Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into a modern brewing complex. The management of the Company expects that the technical renovation process to convert the old brewing facilities of Jilin Lianli brewery into a modern brewing complex will be completed in April 2000, and that operations will commence in May 2000.

MARKETING AND OPERATIONS

SUMMARY OF OPERATIONS

            Pursuant to the respective long-term purchase contracts signed with all of the Pabst Blue Ribbon brewing complexes in China, the Marketing Company began purchasing the output of beer from Noble Brewery in July 1995, Zhaoqing Brewery in April 1995, Sichuan High Worth Brewery in April 1997 and Zao Yang High Worth Brewery in June 1998 (see "PABST LICENSING ARRANGEMENTS AND TRADEMARKS"). The Marketing Company is responsible for the distribution, promotion and advertising of the Company's production of Pabst Blue Ribbon beer in China. The Marketing Company is allowed to mark-up the prices of the Pabst Blue Ribbon beer purchased or adjust the ex-factory prices as necessary in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling these beer products to distributors throughout China.

PABST BLUE RIBBON BEER

            Substantially all of the beer currently produced by Noble Brewery, Zhaoqing Brewery and Sichuan High Worth Brewery is Pabst Blue Ribbon beer. Zao Yang High Worth Brewery currently produces Pabst Blue Ribbon beer as well as "Di Huang Quan" beer.

            There are three products in the portfolio of the Pabst Blue Ribbon breweries: 11-degree light processed beer, 10-degree light processed beer, and draught beer. The 11-degree light processed beer is the primary product of the breweries, and is packaged in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans. The 10-degree light processed beer is packaged in 640 ml. bottles. The draught beer is sold only in kegs.

            Sales of the 11-degree light processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 4.6%, 52.1%, 2.1%, 0.1% and 39.7%, respectively, of the sales volume of the Company in 1999.

            Sales of the 11-degree light processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 4.8%, 32.8%, 0.9%, 0.1% and 32.0%, respectively, of the sales volume of the Company in 1998.

            The 10-degree light processed beer packaged in 640 ml. bottles for Pabst Blue Ribbon beer was introduced by the Company in 1998, and its sales accounted for approximately 27.7% of the sales volume of the Company in 1998.

            Although the sales volume of the 10-degree light processed Pabst Blue Ribbon beer constituted a significant portion of total sales in 1998, the contribution to overall operating profit was below management's expectations. Accordingly, management decided to discontinue the 10-degree light processed Pabst Blue Ribbon beer in 1999, as a result of a strategic reevaluation of the Company's markets. Accordingly, the 10-degree light processed beer packaged in 640 ml. bottles for Pabst Blue Ribbon beer only accounted for approximately 0.1% of the sales volume of the Company in 1999.

            During 1999, Sichuan High Worth Brewery produced only 11-degree light processed Pabst Blue Ribbon beer, which was packaged only in 640 ml. glass bottles. In 1999, the Marketing Company distributed 9,041 metric tons of Pabst Blue Ribbon beer produced by Sichuan High Worth Brewery, which represented 4.7% of the Company's total sales volume in 1999. In 1998, the Marketing Company distributed 12,525 metric tons of Pabst Blue Ribbon beer produced by Sichuan High Worth Brewery, which represented 5.4% of the Company's total sales volume in 1998.

            During 1999, Zao Yang High Worth Brewery produced only 11-degree light processed Pabst Blue Ribbon beer, which was packaged only in 640 ml. glass bottles. In 1999, the Marketing Company distributed 4,716 metric tons of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery, which represented 2.5% of the Company's total sales volume in 1999. In 1998, the Marketing Company distributed 4,295 metric tons of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery, which represented 1.9% of the Company's total sales volume in 1998.

            Pabst Blue Ribbon beer is marketed and sold as a premium beer in establishments such as restaurants, bars, alcohol and tobacco companies and retail stores. The Marketing Company will continue its efforts to expand the distribution of these products in new markets in China, subject to the limitations of the transportation network, the Company's ability to expand its market share in these markets and the growth of the Chinese economy.

            The specifications and characteristics of the beers currently produced by the breweries are set forth below:

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

            The Company's highest volume sales for Pabst Blue Ribbon beer have been in the provinces of Guangdong, Fujian and Zhejiang. The Company utilizes a network of regional distributors whose field sales force maintains customer contact and promotes customer satisfaction. Sales of Pabst Blue Ribbon beer were 190,488 metric tons or approximately 1,619,000 barrels in 1999, a 17.9% decrease over 1998. The Company believes that the decrease was attributable, in substantial part, to the soft demand for foreign branded premium beer in China and the elimination of a low margin product line as discussed above. Sales of Pabst Blue Ribbon beer were 231,952 metric tons or approximately 1,972,000 barrels in 1998, a 2.5% increase from 1997.

DOMESTIC BRAND NAME BEER

            Prior to the end of 1994, Zhaoqing Brewery produced beer exclusively under domestic brand names, such as "Zhaoqing beer", "Dinghu" beer and "Xile" beer, all of which were non-premium beers which targeted customers in the low to middle economic range. Production of these local brand beers was completely discontinued in March 1995 when Zhaoqing Brewery commenced producing Pabst Blue Ribbon beer on an exclusive basis. However, beer that does not meet Pabst Blue Ribbon quality standards is generally packaged and distributed as local brand beer.

            Zao Yang High Worth Brewery also produces domestic brand beer under the name "Di Huang Quan".

            Prior to the formation of the new joint venture company, the facilities of Jilin Lianli Brewery were used to produce domestic beer under the brand name "Tin Chi Quan", which will continue to be one of the products of Jilin Lianli Brewery when it commences formal operations in May 2000.

            Pabst Blue Ribbon beer is targeted to the premium beer market in China while the domestic brand beer previously produced by Zhaoqing Brewery and Zao Yang High Worth Brewery was targeted to the non-premium market.

            The following tables present information with respect to the non-consolidated sales and volume of beer sold by Noble Brewery (which produces Pabst Blue Ribbon beer exclusively), Zhaoqing Brewery and Zao Yang High Worth Brewery in 1997, 1998 and 1999. All breweries producing Pabst Blue Ribbon beer sold their products to the Marketing Company in 1997, 1998 and 1999 for resale.

                                                                Net Sales
                              Net Sales       Volume Sold        per Ton
                              ---------       -----------       ---------
                              (RMB'000)      (metric tons)      (RMB'000)

1997:

Noble Brewery                   639,679           146,813             4.4

Zhaoqing Brewery

   Local Brands                   2,282             1,156             2.0

   Pabst Blue Ribbon            358,080            73,060             4.9

Marketing Company

   Pabst Blue Ribbon          1,181,273           226,262             5.2

   Non-alcoholic drinks           1,990               901             2.2

1998:

Noble Brewery                   584,470           143,236             4.1

Zhaoqing Brewery

   Local Brands                   3,608             1,635             2.2

   Pabst Blue Ribbon            292,333            71,611             4.1

Zao Yang High Worth Brewery

   Local Brands                   3,184             2,083             1.5

   Pabst Blue Ribbon             12,059             4,295             2.8

Marketing Company

   Pabst Blue Ribbon          1,114,215           231,952             4.8

1999:

Noble Brewery                   513,808           118,464             4.3

Zhaoqing Brewery

   Local Brands                   3,281             1,439             2.3

   Pabst Blue Ribbon            253,330            59,212             4.3

Zao Yang High Worth Brewery

   Local Brands                  15,039            12,299             1.2

   Pabst Blue Ribbon             16,677             4,716             3.5

Marketing Company

   Pabst Blue Ribbon            968,139           190,488             5.1

SEASONALITY

            The beer industry in China is seasonal. The Company's sales are usually lowest in the months of October and November and highest in the months of March through September.

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

            Guangdong Province is the fifth most populous province in China with a population of approximately 65,000,000, of whom over 7,000,000 are located in the metropolitan Guangdong area. The Municipality of Zhaoqing covers a total area of 8,500 square miles and has a population of approximately 5,700,000. The metropolitan City of Zhaoqing has a population of approximately 400,000 and covers an area of 254 square miles. Zhaoqing enjoys a well-developed infrastructure, including transportation facilities and a reliable power, communication and service infrastructure. The area contains extensive agricultural activity and a large population base.

            Zao Yang High Worth Brewery is located in Hubei Province, which is situated in the center of China. Zao Yang High Worth Brewery has immediate access to the provincial highway network and is strategically positioned to serve the surrounding provinces.

            Sichuan High Worth Brewery is located in Le Shan City, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. Sichuan Province is in the western region of China and is the most populous province in China, with a population of approximately 110,000,000. Sichuan High Worth Brewery has immediate access to the provincial highway network and is strategically positioned to serve the surrounding cities.

            Jilin Lianli Brewery is located in Juetai City, which is approximately 80 kilometers from Cheungchun, the provincial capital of Jilin Province. Jilin Province is in the northern region of China with a population of approximately 27,000,000. Jilin Lianli has immediate access to the provincial highway network and is strategically positioned to serve the northeastern provinces.

QUALITY CONTROL

            Rigorously applied quality control is critical to ensure a consistently high quality standard for the products produced by the breweries. In 1990, quality control experts were sent by Pabst US to Zhaoqing to teach brewery personnel appropriate inspection techniques, quality control measures and production procedures. Pabst US experts trained the brewery's personnel in the specific brewing techniques required in order to meet the standards set by Pabst US. An engineer from Pabst US is stationed in China to test random production samples and perform quality control on a continuing basis. In addition, the breweries send samples of their beer on a regular basis to Pabst US in the United States for content examination and testing to ensure that quality standards are adhered to on a consistent basis. Pabst US participated in the conversion of the brewery facilities of Zhaoqing Brewery, Zao Yang High Worth Brewery and Sichuan Brewery into Pabst Blue Ribbon brewing facilities and provided technical assistance and training.

RAW MATERIALS

            The primary raw materials utilized in the brewing of beer are malt, husked rice, hops and water. The aggregate cost of the primary raw materials represents approximately 22% of the direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 22% of the domestic brand beers. Cost of packaging represents approximately 55% of the total direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 45% of the domestic brand beers.

            MALT: Virtually all of the malt utilized for producing Pabst Blue Ribbon beer is purchased from regional malt manufacturers. The cost of malt represented approximately 70% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 66% of the domestic brand beers.

            HUSKED RICE: Husked rice is sourced from local and regional suppliers. Given the extensive agricultural activity in China, management believes that there is an abundant and reliable supply of rice to meet ongoing production needs. The cost of husked rice represents approximately 17% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 17% of the domestic brand beers.

            HOPS: The hops utilized for producing Pabst Blue Ribbon beer are acquired primarily from overseas suppliers through local importers. The cost of hops represents approximately 8% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 7% of the domestic brand beers.

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

            American National Can (Zhaoqing) Company Limited ("American National Can") supplies approximately 90% of the aluminum cans used by the breweries. American National Can utilizes an automatic easy-open production line from Italy and has a current annual output of 360 million cans. American National Can produces cans of high quality that meet the ISO standard. The manufacturing facility for American National Can is located within the same industrial complex as the breweries. American National Can supplies cans pursuant to supply contracts with each of the breweries that have no fixed expiration date. American National Can has contracted to meet the can supply requirements of the breweries at a pre-negotiated price. Guangdong Blue Ribbon has an equity interest in American National Can.

TRANSPORTATION/DISTRIBUTION

            In view of the wide geographic market in China, the Company is constantly reviewing the methods for distributing its malt beverages.

            TRANSPORTATION: During 1999, 35% of the Company's products sold were shipped by rail tank cars from Zhaoqing to distributors throughout the Guangdong Province, and 57% were shipped from Zhaoqing by truck (48%) and by boat (9%) directly to distributors throughout China. The remaining 8% of beer products sold were produced by Zao Yang High Worth Brewery and Sichuan High Worth Brewery and were primarily distributed within the Hubei and Sichuan regional markets by truck.

            Domestic brand beers made by Zhaoqing Brewery and Zao Yang High Worth Brewery were primarily transported by trucks and shipped within the regional markets.

            Transportation railcars and vehicles are insulated to keep malt bverage products at proper temperatures until they are delivered to distributor locations.

            DISTRIBUTION: Delivery of Pabst Blue Ribbon beer to retail markets in Guangdong Province and to the rest of China is accomplished through a network of regional distributors which sell to tobacco and alcohol companies, bars, restaurants and retail stores. The Marketing Company has over 400 distributors and sub-distributors throughout China. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure payment on the due date. The Marketing Company typically appoints only one distributor in each region (except for a large region in which more than one may be appointed) to ensure that such distributor devotes adequate effort and resources to the development of a broad-based retail distribution network for Pabst Blue Ribbon beer in that distributor's region. These distribution arrangements include flexibility for the Marketing Company to replace distributors or modify its arrangements with existing distributors. No single distributor accounted for more than approximately 5% of 1999 barrel sales.

            In 1999, approximately RMB 74,700,000 was allocated to promotional advertising for Pabst Blue Ribbon beer and approximately RMB 63,800,000 was allocated to other specific promotional activities and incentives to distributors. Advertising media includes television, radio, billboards, magazines and newspapers. In addition, the Marketing Company provides its distributors with promotional gift items, sales incentive bonuses and volume discounts, and special lucky draw and specific promotional campaigns are held during the year.

MARKETS AND COMPETITION

            With the influx of foreign branded beer into the China market, the Company anticipates that competition among all premium beers will be increasing, and additional marketing and advertising efforts will have to be made in order to maintain the market leadership of Pabst Blue Ribbon beer.

            There is a considerable difference in the prices at which local or regional beer is sold in China as compared to the price of foreign or premium brands such as Pabst Blue Ribbon, San Miguel, Foster's or Carlsberg. Generally, a 640 ml. bottle of local beer typically sells for 1-2 RMB (US$0.12 to US$0.24), as compared to premium beers which sell for 4-6 RMB (US$0.48 to US$0.72).

            MARKETS: The beer market in China has experienced substantial growth in rates of production and demand. However, the industry is largely fragmented and highly regionalized. A key reason for the fragmented industry is the lack of an effective transportation system and the regionalized market. Another reason for the fragmented market is that local breweries are generally small in capacity and lack the financial resources and capability to launch a national distribution network and promotion program.

            Approximately 850 breweries exist in China, of which over 90% are small local breweries that produce non-premium beer for local or regional consumption. Certain Chinese taxes based on volume rather than sales price also favor the higher-priced premium beer breweries.

            Due in part to the economic turmoil in Asia and the aftereffects, the growth in China's economy has recently begun to decline. As a result, demand for goods and services by Chinese consumers has been weakening, causing a softening of the premium beer market in China. Management anticipates that the market demand for high-priced foreign premium labels will be stagnant as consumers shift to lower-priced beer products. The competition among major Chinese breweries to maintain market share under the current economic conditions is also expected to place continuing pressure on the Company's operating results during 2000. Management has responded to changing market conditions by broadening its product line and expanding distribution. The Company is taking steps to maintain its premium beer market share and to develop a new range of medium-priced products under separate labels to suit the market's changing needs.

            COMPETITION: Of the brands comprising the premium sector, Tsingtao and Pabst Blue Ribbon are the market leaders. Tsingtao is the largest brewer of beer in China, producing approximately 800,000 metric tons or 6,800,000 barrels of beer in 1999. Tsingtao is one of the best selling beers in China and the largest brand exported from China. Other companies seeking market share in the Chinese market include Carlsberg, Singha, San Miguel, Beck's, Lowenbrau, Anheuser-Busch, Stroh's, Miller, Foster's, Coor's and Heileman. Sales for most of these brands in China are substantially lower than sales of beer produced under the Pabst Blue Ribbon and Tsingtao labels.

CAPITAL INVESTMENT

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

            In 1999, Zao Yang High Worth Brewery spent approximately RMB 2,000,000 to improve the production facilities of the existing brewing complex. Zhaoqing Brewery and Noble Brewery each spent approximately RMB 5,000,000 during 1999 to improve and renew the production facilities of the existing brewing complexes.

PRODUCT DEVELOPMENT

            The Company is continually engaged in product development programs, and has developed various improvements in raw material selection, production processes and packaging systems, as well as the development of innovative, quality products.

            The Company's product development expenditures are primarily devoted to new product development, brand development, the brewing process and ingredients, brewing equipment, improved manufacturing techniques for packaging supplies and environmental improvements in the Company's operational processes. The focus of these programs is to improve the quality and value of its malt beverage products while reducing costs through more efficient processing techniques, equipment design and improved varieties of raw materials.

ENERGY

            The breweries in Zhaoqing use both heavy oil and electricity as primary sources of energy. Heavy oil is used as the primary fuel in their steam generation system and is supplied from regional sources. The breweries in Sichuan, Zao Yang and Jilin use both coal and electricity as their major source of energy.

            Electricity is supplied by the local Electricity Bureau. The breweries have not experienced any energy supply problems to date. As an alternative source of energy, the Company also has fuel oil and propane available. Management of the Company does not anticipate any supply problems in the future with respect to these natural resources.

EMPLOYEES

            As of December 31, 1999, there were approximately 2,103 employees employed by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and the Marketing Company, categorized as follows:

                                                                       ZAO YANG
                                       ZHAOQING   NOBLE   MARKETING   HIGH WORTH
     FUNCTION                   TOTAL   BREWERY  BREWERY   COMPANY      BREWERY
     --------                   -----  --------  -------  ---------   ----------

(1)  Production                 1,139       355      523        -          261
(2)  Engineering, Technology
     and Quality Control          168        60       73        -           35
(3)  Management and
     Administration               301        43       70       152          36
(4)  Warehouse                    172        20       42        93          17
(5)  Others                       323       111      119        45          48
                                -----       ---      ---       ---         ---
     Total                      2,103       589      827       290         397
                                =====       ===      ===       ===         ===

            In 1999, labor costs (including the cost of benefits) accounted for approximately 3.9%, 4.3% and 6.5% of the total costs of production for Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery, respectively. The Company expects average wage rates of its employees will increase by approximately 6% during 2000.

            Each full-time employee is a member of a local trade union. Labor relations have remained positive and the breweries have not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized by the government and the management of the enterprises.

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

            By an Assets Transferring Agreement dated May 20, 1994 among Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon, all rights and duties under the License Agreement were assigned and transferred from Pabst Zhaoqing to Guangdong Blue Ribbon. Guangdong Blue Ribbon agreed to fulfill the obligation as sublicensor under the License Agreement between Pabst Zhaoqing as sublicensor, and Noble Brewery and High Worth JV as sublicensee, respectively, as described below.

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

SICHUAN HIGH WORTH BREWERY

            In late 1996, Guangdong Blue Ribbon established a wholly-owned subsidiary in Le Shang City, Sichuan Province, PRC, and started converting an existing brewery with an annual production capacity of 20,000 metric tons into a Pabst Blue Ribbon brewing complex ("Sichuan Brewery"). Production and sale of Pabst Blue Ribbon beer commenced in April 1997.

            Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that will allow High Worth JV to acquire a 51% interest in Sichuan Brewery, so that the Company would have an effective interest of 31%. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, so that the Company has an effective interest of 9%. Sichuan Brewery will be formally restructured into a new joint venture company and will serve as the fourth Pabst Blue Ribbon brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost.

            On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery is RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but entitled to share in the profits of Sichuan High Worth Brewery. High Worth JV is also required to contribute a total of RMB 26,122,842 as capital if and when it elects to exercise the 51% option. The restructuring into Sichuan High Worth Brewery, the new joint venture agreement, the new memorandum of association, and other relevant legal documents were approved by the local government in 1999. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer under a letter of consent granted by Guangdong Blue Ribbon. A formal sublicensing agreement will be prepared and signed between Sichuan High Worth Brewery and Guangdong Blue Ribbon with a royalty fee to be negotiated.

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

RECENT DEVELOPMENTS REGARDING PABST BLUE RIBBON TRADEMARK IN CHINA

            Noble China Inc., a public company listed on the Toronto Stock Exchange, issued a press release on May 27, 1999 to announce that it had acquired from Pabst Brewing Company the exclusive rights to brew and distribute Pabst Blue Ribbon beer throughout China for a period of 30 years from 2003 to 2033. Noble China Inc. has issued subsequent press releases reiterating this information. Although the Company to date has been unable to verify whether such a license has in fact been granted to Noble China Inc., the terms of any such license, and whether it is subject to any conditions, the Company believes that some form of a license was granted to Noble China Inc. by Pabst Brewing Company. Management has consulted with legal counsel regarding the legitimacy of the purported license and the Company's potential responses. In addition, management has consulted with Guangdong Blue Ribbon, the owner of the Pabst Blue Ribbon trademark in China, regarding potential responses, and has met with representatives of Noble China Inc. in an attempt to explore a potential settlement.

            Management of the Company has requested that Guangdong Blue Ribbon take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Guangdong Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Guangdong Blue Ribbon has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. However, if Noble China Inc. has obtained the exclusive right to brew and distribute Pabst Blue Ribbon beer in China beginning in 2003, the inability of the Company to obtain a sub-license from Noble China Inc. on acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

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

            In January 1998, High Worth JV and Zao Yang Brewery entered into a Joint Venture Agreement providing for the establishment of Zao Yang High Worth Brewery. The term of the joint venture is 15 years, and is extendable by agreement of the parties and approval from the government. Zao Yang High worth Brewery has a total authorized capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. The RMB 16,104,000 of capital contributed by High Worth JV in 1998 was used by Zao Yang High Worth Brewery to purchase the existing production facilities from Zao Yang Brewery. High Worth JV was responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into a Pabst Blue Ribbon brewing complex. All of the governmental approvals for the ownership transfer of Zao Yang High Worth Brewery were completed in April 1998.

            On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International, signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli Brewery. The total registered and paid up capital of Jilin Lianli Brewery is RMB 25,000,000. March International will contribute one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and will receive a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line is expected to be completed in April 2000. The Joint Venture Agreement is subject to approval by the local government, which is expected to be received when formal operations commence in May 2000.

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

            Jilin Lianli Brewery was formed as a sino-foreign joint venture company. Pursuant to the relevant Joint Venture Agreement, Jilin Lianli Brewery is governed by a board of directors consisting of five individuals, three of whom, including the chairman, are nominated by March International, with the remaining two, including the vice-chairman, by Juetai City Brewery. The remaining terms of the Joint Venture Agreement are similar to those of Zao Yang High Worth Brewery, as previously described.

GOLDJINSHENG AGREEMENT

            A provisional agreement, subject to the approval of the applicable Chinese governmental agencies and the execution of separate definitive agreements with respect to the various matters referred to below, was made among Goldjinsheng, the owner of the remaining 60% interest in Noble Brewery, Zhaoqing Brewery HC, Noble Brewery, High Worth JV and Guangdong Blue Ribbon on May 10, 1995 (the "Goldjinsheng Agreement") confirming that:

(a) High Worth JV was entitled to brew and sell beer under the Pabst Blue Ribbon label produced in its brewing facilities up to a maximum annual production capacity of 100,000 tons.

(b) High Worth JV and/or companies in which High Worth JV has an interest are entitled to be granted a sublicense from Guangdong Blue Ribbon with the right to produce and sell beer under the Pabst Blue Ribbon label in the Guangdong Province of China (an "Additional Facility") up to a maximum annual production capacity of 300,000 tons.

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

            Subsequent to the signing of the Goldjinsheng Agreement, the Company, Guangdong Blue Ribbon and Goldjinsheng have attempted to complete the respective separate definitive agreements. In December 1996, Guangdong Blue Ribbon and Goldjinsheng advised the Company that they intended to modify some of the terms of the Goldjinsheng Agreement and to propose incorporating those modifications in the respective separate definitive agreements. In addition, the negotiation process was interrupted by the previously described Sichuan Brewery issue in 1997 and 1998 and the Pabst trademark issue in 1999. The Company believes that the delays in completing the separate definitive agreements will not have a material effect on the validity of the terms and provisions contained in the Goldjinsheng Agreement.

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

            However, the Asian financial crisis inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which has had a negative impact on the Company's result of operations, financial condition and cash flows. The speed and degree of recovery of the Chinese economy depends in substantial part on an overall improvement in the economic climate in Asia and the economic policies to be adopted by the central government of China in 2000.

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

            As a result of the recent Asian financial crisis, China has tightened its foreign exchange controls. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB. As of December 31, 1999, the Company's only significant USD denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of RMB 36,719,200, which will be repaid at the discretion of the Company.

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

            Noble Brewery and High Worth JV are governed by the Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises (the "FIE Law"). Under the current FIE Law, Noble Brewery and High Worth JV are exempt from payment of Income Tax for the first two taxation years in which Noble Brewery and High Worth JV each become profitable. The Income Tax rate for the following three years is reduced by 50% and is thereafter calculated at the full rate. The last year of 50% tax exemption for High Worth JV is the year of 2000 while Noble Brewery's full rate tax commenced on January 1, 1999. The current official Income Tax rate on profits for Noble Brewery is 27% (33% less a 6% temporary reduction provided as an economic incentive by the Chinese government) and for High Worth JV is 33%, unless specifically exempted or reduced by the local authorities.

            Zao Yang High Worth Brewery was established as a China joint venture limited company and is subject to the Income Tax Law of China concerning a Chinese limited company. The current official Income Tax rate on profits for Zao Yang High Worth Brewery is 33%. However, local tax authorities may specifically exempt or reduce the tax rate as an economic incentive.

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

ITEM 2. PROPERTIES

            The Company's major facilities are as follows:

FACILITY                      LOCATION                           PRODUCT
--------                      --------                           -------

Noble Brewery                 City of Zhaoqing on a site         Malt Beverages
                              containing approximately
                              135,000 square meters

Zhaoqing Brewery              City of Zhaoqing on a site         Malt Beverages
                              containing approximately
                              131,000 square meters

Zao Yang High Worth           City of Zao Yang on a site         Malt Beverages
Brewery (formed in            containing approximately
1998)                         70,000 square meters

Sichuan High Worth            City of Le Shan on a site          Malt Beverages
Brewery (formed in            containing approximately
mid-1999)                     100,000 square meters

Jilin Lianli Brewery          City of Juetai on a site           Malt Beverages
(operation expected by        containing approximately
May 2000)                     33,000 square meters

            The facilities of Noble Brewery and Zhaoqing Brewery are well maintained and suitable for their respective operations. The facilities of Zao Yang High Worth Brewery and Sichuan High Worth Brewery have been modernized and new equipment has been added to convert them into Pabst Blue Ribbon beer production complexes.

            In 1999, the Company estimates that Zhaoqing Brewery, Noble Brewery and Zao Yang High Worth Brewery operated at approximately 60.1%, 59.2% and 85.1%, respectively, of their theoretical brewing capacities. Annual production capacity can vary due to product mix, packaging mix, market demand and seasonality.

ITEM 3. LEGAL PROCEEDINGS

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

            The Class A Common Stock of CBR Brewing Company, Inc. is traded on the OTC Bulletin Board under symbol "CBRB". During 1998 and 1999, trading activity in the Class A Common Stock was generally limited and sporadic, and should not be deemed to constitute an established public trading market. There is no trading market for the Class B Common Stock.

            The following table sets forth the range of closing prices of the Company's Class A Common Stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth below was obtained from America Online, Inc.

                                        High                 Low
                                        ----                 ---

Year Ended December 31, 1999:

Three Months Ended -

March 31, 1999                          $0.88               $0.25
June 30, 1999                            0.81                0.38
September 30, 1999                       0.56                0.38
December 31, 1999                        1.88                0.38

Year Ended December 31, 1998:

Three Months Ended -

March 31, 1998                          $8.00               $1.50
June 30, 1998                            6.38                3.75
September 30, 1998                       3.75                1.20
December 31, 1998                        1.75                0.75

(b) Holders

            As of March 31, 2000, the Company had 12 shareholders of record with respect to its Class A Common Stock and three shareholders of record with respect to its Class B Common Stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.

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

            On November 23, 1998 and July 28, 1999, the Board of Directors of High Worth JV declared separate dividend distributions of RMB 51,596,713. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. The dividends are distributed in installments in order to avoid any disruption to the normal operating cash flow position of High Worth JV. During the years ended December 31, 1999 and 1998, High Worth JV paid aggregate dividends to Guangdong Blue Ribbon of RMB 20,638,685 and RMB 45,375,595, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

            The following financial data has been derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. All amounts are in RMB. The exchange rate was approximately US$1.00 to RMB 8.3 at December 31, 1997, 1998 and 1999.

                                           CBR Brewing Company, Inc.
(in RMB)                                        and Subsidiaries
                                           ------------------------
                                           Years Ended December 31,
                                ----------------------------------------------
                                     1999            1998              1997
                                -------------    -------------     -----------

Consolidated Statement
  of Income Data:

Sales, net of sales taxes         986,458,832    1,121,007,111    1,169,286,489
Gross profit                      218,202,956      193,523,991      208,326,796
Operating income (loss)              (410,012)     (24,070,401)      11,214,860
Net income                         23,655,102       21,391,510       30,762,902

Net income per common share              2.95             2.67             3.84
Cash dividends declared per
  common share                            -0-              -0-              -0-

                                              As of December 31,
                                ----------------------------------------------
                                     1999             1998            1997
                                -------------    -------------     -----------

Consolidated Balance
  Sheet Data:

Net working capital
  (deficiency)                   (160,971,900)    (192,019,443)    (102,725,259)
Total assets                      822,467,276      870,426,327      835,094,540
Long term liabilities              10,000,000        2,847,911       16,512,851
Advances from shareholders         36,719,200       50,267,705       73,617,552
Shareholders' equity              226,555,203      202,202,300      178,351,384

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

            The acquisition of Zhaoqing Brewery, including its 40% interest in Noble Brewery, has been accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments commencing October 31, 1994. Accordingly, the Company's post-acquisition consolidated statements of income are presented for the years ended December 31, 1997, 1998 and 1999.

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

            Noble China Inc., a public company listed on the Toronto Stock Exchange, issued a press release on May 27, 1999 to announce that it had acquired from Pabst Brewing Company the exclusive rights to brew and distribute Pabst Blue Ribbon beer throughout China for a period of 30 years from 2003 to 2033. Noble China Inc. has issued subsequent press releases reiterating this information. Although the Company to date has been unable to verify whether such a license has in fact been granted to Noble China Inc., the terms of any such license, and whether it is subject to any conditions, the Company believes that some form of a license was granted to Noble China Inc. by Pabst Brewing Company. Management has consulted with legal counsel regarding the legitimacy of the purported license and the Company's potential responses. In addition, management has consulted with Guangdong Blue Ribbon, the owner of the Pabst Blue Ribbon trademark in China, regarding potential responses, and has met with representatives of Noble China Inc. in an attempt to explore a potential settlement.

            Management of the Company has requested that Guangdong Blue Ribbon take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Guangdong Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Guangdong Blue Ribbon has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. However, if Noble China Inc. has obtained the exclusive right to brew and distribute Pabst Blue Ribbon beer in China beginning in 2003, the inability of the Company to obtain a sub-license from Noble China Inc. on acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

            During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion throughout China of the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Company owns a 42% net interest in the Marketing Company. Zhaoqing Brewery and Noble Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1995 and July 1995, respectively. Subsequently, Sichuan High Worth Brewery and Zao Yang High Worth Brewery commenced selling their production of Pabst Blue Ribbon beer through the Marketing Company in April 1997 and June 1998, respectively. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis commencing from April 1, 1995. The Company has a controlling interest in the Marketing Company even though it has an effective interest of only 42% because of the Company's 60% interest in High Worth JV and 70% interest in the Marketing Company (through a subsidiary), and because the Company controls the majority of the votes on the board of directors of the Marketing Company and the subsidiary.

            In January 1998, the Company, through High Worth JV, established a brewery in Hubei Province pursuant to a joint venture agreement in which the Company acquired an effective interest of 33%. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998, at which time the Marketing Company also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution. The consolidated financial statements include the results of operations of Zao Yang High Worth Brewery on a consolidated basis commencing from January 13, 1998. The Company has a controlling interest in Zao Yang High Worth Brewery even though it has an effective interest of only 33% because of the Company's 60% interest in High Worth JV and 55% interest in Zao Yang High Worth Brewery (through High Worth
JV), and because the Company controls the majority of the votes on the board of directors of High Worth JV and Zao Yang High Worth Brewery.

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

            Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that will allow it to acquire a 51% interest in Sichuan Brewery, so that the Company would have an effective interest of 31%. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, so that the Company has an effective interest of 9%. Sichuan Brewery will be formally restructured into a new joint venture company and will serve as the fourth Pabst Blue Ribbon brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost.

            On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement and the relevant legal documents have been approved by the local government authorities. Although Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer, the operating results of Sichuan High Worth Brewery are not included in the Company's financial statements, except for any dividend income that the Company receives.

            In June 1998, Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer after completing conversion of the existing facilities into a Pabst Blue Ribbon brewing facility. Pursuant to the joint venture agreement, Zao Yang High Worth Brewery is required to sell all of its beer production to the Marketing Company for resale.

            On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International, signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli Brewery. The total registered and paid up capital of Jilin Lianli Brewery was RMB 25,000,000. March International will contribute one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and will receive a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line is expected to be completed in April 2000. The Joint Venture Agreement is subject to approval by the local government, which is expected to be received when formal operations commence in May 2000.

            The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

CONSOLIDATED RESULTS OF OPERATIONS:

YEARS ENDED DECEMBER 31, 1999 AND 1998:

SALES:

            For the year ended December 31, 1999, net sales were RMB 986,458,832, as compared to net sale of RMB 1,121,007,111 for the year ended December 31, 1998. Approximately 98% and 99% of total sales in 1999 and 1998, respectively, were from the sale of products with the Pabst Blue Ribbon brand name.

            During the year ended December 31, 1999, net sales of beer products decreased by RMB 134,548,279 or 12.0% to RMB 986,458,832, as compared to RMB 1,121,007,111 for the year ended December 31, 1998. The Company sold 204,226 metric tons of beer to distributors in 1999 as compared to 235,670 metric tons of beer in 1998, a decrease of 13.3%. The decrease in net sales of beer products during the year ended December 31, 1999 as compared to the year ended December 31, 1998 was primarily attributable to the decrease in volume of beer sold as a result of a weakening in consumer demand for foreign branded premium beer in China and the elimination of a low margin product line as discussed below.

            In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcoholic content, and were sold in newly-designed packaging. Although the sale volume of these 10-degree light processed Pabst Blue Ribbon beers constituted a significant portion of total sales in 1998, the contribution to overall operating profit was below management's expectations. Accordingly, as a result of a strategic reevaluation of the Company's markets, management decided to discontinue the 10-degree beer in 1999, and attempted to replace such sales with sales of the 11-degree light processed beer.

            During the year ended December 31, 1999, Zhaoqing Brewery sold 60,651 metric tons of beer, of which 59,212 metric tons (97.6%) were Pabst Blue Ribbon beer and 1,439 metric tons (2.4%) were local brand beer. In 1999, Zhaoqing Brewery sold all the Pabst Blue Ribbon beer produced to the Marketing Company for resale, and sold the local brand beer to the distributors directly. During the year ended December 31, 1998, Zhaoqing Brewery sold 73,246 metric tons of beer to the Marketing Company, of which 71,611 metric tons (97.8%) were Pabst Blue Ribbon beer and 1,635 metric tons (2.2%) were local brand beer. Total beer sold by Zhaoqing Brewery decreased by 12,595 metric tons or 17.2% in 1999 as compared to 1998.

            During the years ended December 31, 1999 and 1998, Sichuan Brewery sold 9,041 metric tons and 12,525 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

            During the year ended December 31, 1999, Zao Yang High Worth Brewery sold 17,015 metric tons of beer, of which 4,716 metric tons (27.7%) were Pabst Blue Ribbon beer and 12,299 metric tons (72.3%) were local brand beer. In 1999, Zao Yang High Worth Brewery sold all the Pabst Blue Ribbon beer produced to the Marketing Company for resale, and sold the local brand beer to the distributors directly. During the year ended December 31, 1998, Zao Yang High Worth Brewery sold 6,378 metric tons of beer to the Marketing Company, of which 4,295 metric tons (67.3%) were Pabst Blue Ribbon beer and 2,083 metric tons (32.7%) were local brand beer.

            The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery during 1998 and 1999 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

GROSS PROFIT:

            For the year ended December 31, 1999, total gross profit was RMB 218,202,956 or 22.1% of total net sales, as compared to total gross profit of RMB 193,523,991 or 17.3% of total net sales for the year ended December 31, 1998. Despite the decrease in sales, gross profit increased by RMB 24,678,965 to RMB 218,202,956 in 1999 as compared to RMB 193,523,991 in 1998 as a result of the increase in gross margin.

            Gross margin from beer sales increased to 22.1% in 1999 as compared to 17.3% in 1998 as a result of a shift in the sales mix to higher margin products and effective cost control measures.

            The Company expects that it will experience pressure on its gross profit margin in 2000 as a result of a continuing softness in consumer demand in China caused in part by the effect of the Asian financial crisis, and increasing competition from foreign premium brand beers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

            For the year ended December 31, 1999, selling, general and administrative expenses were RMB 217,915,167 or 22.1% of net sales, consisting of selling expenses of RMB 138,497,167 and general and administrative expenses of RMB 79,418,000. Net of the allowance for doubtful accounts of RMB 24,235,137 recorded during 1999, general and administrative expenses were RMB 55,182,863.

            For the year ended December 31, 1998, selling, general and administrative expenses were RMB 215,134,986 or 19.2% of net sales, consisting of selling expenses of RMB 148,046,684 and general and administrative expenses of RMB 67,088,302. Net of the allowance for doubtful accounts of RMB 15,367,012 recorded during 1998, general and administrative expenses were RMB 51,721,290.

            Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses decreased by RMB 9,549,517 or 6.5% in 1999 as compared to 1998, but increased as a percent of net sales, to 14.0% in 1999 from 13.2% in 1998. Selling expenses decreased on an absolute basis in 1999 as compared to 1998 as a result of the Company's implementation of effective cost control measures with respect to advertising and promotional programs. Selling expenses increased as a percent of net sales in 1999 as compared to 1998 as a result of a decrease in net sales.

            Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the respective breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the years ended December 31, 1999 and 1998, the Marketing Company incurred an operating loss of RMB 41,639,000 and RMB 61,120,361, respectively, which reduced consolidated operating income accordingly.

            General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 3,461,573 or 6.7% in 1999 as compared to 1998, and as a percentage of net sales, to 5.6% in 1999 from 4.6% in 1998. General and administrative expenses increased in 1999 as compared to 1998 as a result of an increase in personnel-related costs and the costs associated with the administration of the Company's breweries in China.

            The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 2.5% of net sales in 1999 as compared to 1.4% of net sales in 1998 as a result of an increase in the age of accounts receivable outstanding in 1999. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

            On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes pricing model and is amortized to expense over the vesting period. As a result, the Company recognized RMB 2,218,706 and RMB 697,801 of compensation expense in 1998 and 1999, respectively.

            On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which was recorded as a charge to operations for the year ended December 31, 1998 at their estimated fair market value of RMB 240,700 (US$29,000). The contract expired on August 18, 1998 without any additional compensation being paid or owed to Worldwide Corporate Finance.

OPERATING INCOME:

            For the year ended December 31, 1999, the operating loss was RMB 410,012 or 0.1% of net sales. For the year ended December 31, 1998, the operating loss was RMB 24,070,401 or 2.1% of net sales. The decrease in operating loss is primarily attributable to the shift in the sales mix to higher margin products and the Company's implementation of effective cost control measures with respect to selling, general and administrative expenses. Although sales decreased in 1999 as compared to 1998, the shift in sales mix to higher margin products resulted in an increase in gross profit margin, which resulted in a decrease in operating loss in 1999 as compared to 1998.

            The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain excessive selling and advertising expenses in 1998 and 1999 that were not fully compensated for in the

Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 61,120,361 and RMB 41,639,000, respectively, which reduced consolidated operating income accordingly.

INTEREST INCOME AND INTEREST EXPENSE:

            For the year ended December 31, 1999, interest income was RMB 3,090,081 as compared to interest income of RMB 2,687,218 for the year ended December 31, 1998. The increase in interest income in 1999 of RMB 402,863 or 15.0% as compared to 1998 was primarily the result of an increase in average bank balances during 1999.

            For the year ended December 31, 1999, interest expense, net of amounts capitalized, was RMB 14,689,647, as compared to RMB 9,507,873 for the year ended December 31, 1998. The increase in interest expense in 1999 of RMB 5,181,774 or 54.5% as compared to 1998 was primarily the result of an increase in average bank borrowings during 1999.

INCOME TAXES:

            The two-year income tax holiday for High Worth JV expired on December 31, 1997. During the three year period from 1998 to 2000, High Worth JV is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the year ended December 31, 1999, income tax expense of RMB 5,444,091 was recorded. For the year ended December 31, 1998, income tax expense of RMB 4,739,172 was recorded. Deferred income taxes are based on the liability method prescribed by SFAS No. 109.

            The Company recorded deferred tax liabilities of RMB 4,413,000 for the year ended December 31, 1996, which represented the temporary differences between the time when dividends are declared by the Company's subsidiaries and associated company and are received by the Company. As the Company had elected to treat its subsidiaries and associated company as partnerships in 1997, High Worth Holdings is the ultimate partner in these partnerships. The Company will only be taxed when taxable distributions are received from High Worth Holdings. High Worth Holdings has no current intention of making any income distributions, and accordingly, the deferred tax liability of RMB 4,413,000 was reversed and recorded as a reduction to income tax expense for the year ended December 31, 1998.

NET INCOME:

            For the year ended December 31, 1999, net income increased to RMB 23,655,102 (RMB 2.95 per share) or 2.4% of net sales, as compared to net income of RMB 21,391,510 (RMB 2.67 per share) or 1.9% of net sales for the year ended December 31, 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997:

SALES:

            For the year ended December 31, 1998, net sales were RMB 1,121,007,111, all of which were from the sale of beer. For the year ended December 31, 1997, net sales were RMB 1,169,286,489, of which RMB 1,167,296,661
(99.8%) was from the sale of beer and RMB 1,989,828 (0.2%) was from the sale of mineral water and non-carbonated soft drinks. Approximately 99% of total sales in 1998 and 1997 were from products with the Pabst Blue Ribbon brand name.

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

            In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcoholic content, and were sold in newly designed packaging. Although the sale volume of these 10-degree light processed Pabst Blue Ribbon beers constituted a significant portion of total sales in 1998, the contribution to overall operating profit was below management's expectations. Accordingly, as a result of a strategic reevaluation of the Company's markets, management discontinued the 10-degree beer in 1999.

            During the year ended December 31, 1998, Zhaoqing Brewery sold 73,246 metric tons of beer to the Marketing Company, of which 71,611 metric tons (97.8%) were Pabst Blue Ribbon beer and 1,635 metric tons (2.2%) were local brand beer. During the year ended December 31, 1997, Zhaoqing Brewery sold 74,216 metric tons of beer to the Marketing Company, of which 73,060 metric tons (98.4%) were Pabst Blue Ribbon beer and 1,156 metric tons (1.6%) were local brand beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 970 metric tons or 1.3% in 1998 as compared to 1997.

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

            Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 18,844,097 or 14.6% in 1998 as compared to 1997, and as a percent of net sales, to 13.2% in 1998 from 11.0% in 1997. Selling expenses increased in 1998 as compared to 1997, both on an absolute basis and as a percent of sales, as a result of the Company's expanded advertising and promotional program implemented in order to maintain and stimulate consumer demand and maintain the market position of Pabst Blue Ribbon beer in China, in an attempt to counteract softening consumer demand and increasing competition from foreign premium brand beer.

            Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the respective breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the year ended December 31, 1998, the Marketing Company incurred an operating loss of RMB 61,120,361, which reduced consolidated operating income accordingly.

            General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 10,873,201 or 17.4% in 1998 as compared to 1997, and as a percentage of net sales, to 4.6% in 1998 from 5.4% in 1997. General and administrative expenses decreased in 1998 as compared in 1997 primarily as a result of effective cost control measures, and decreased personnel-related costs and costs associated with the operation of a public company.

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

            The Company recorded deferred tax liabilities of RMB 4,413,000 for the year ended December 31, 1996, which represented the temporary differences between the time when dividends are declared by the Company's subsidiaries and associated company and are received by the Company. As the Company had elected to treat its subsidiaries and associated company as partnerships in 1997, High Worth Holdings is the ultimate partner in these partnerships. The Company will only be taxed when taxable distributions are received from High Worth Holdings. High Worth Holdings has no current intention of making any income distributions, and accordingly, the deferred tax liability of RMB 4,413,000 was reversed and recorded as a reduction to income tax expense for the year ended December 31, 1998.

NET INCOME:

            For the year ended December 31, 1998, net income decreased to RMB 21,391,510 (RMB 2.67 per share) or 1.9% of net sales, as compared to net income of RMB 30,762,902 (RMB 3.84 per share) or 2.6% of net sales for the year ended December 31, 1997.

NOBLE BREWERY:

YEARS ENDED DECEMBER 31, 1999 AND 1998:

SALES:

            For the year ended December 31, 1999, net sales were RMB 513,807,992, as compared to net sales of RMB 584,469,720 for the year ended December 31, 1998.

            During the year ended December 31, 1999, Noble Brewery sold 118,464 metric tons of beer, almost all to the Marketing Company. During the year ended December 31, 1998, Noble Brewery sold 143,236 metric tons of beer, almost all to the Marketing Company. Total beer sold decreased by 24,772 metric tons or 17.3% from 1998 to 1999, primarily as a result of the general softening of demand in the beer market in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan Brewery and Zao Yang High Worth Brewery in 1999 had the effect of reducing Noble Brewery's beer sales in 1999.

GROSS PROFIT:

            For the year ended December 31, 1999, gross profit was RMB 197,370,369 or 38.4% of net sales, as compared to gross profit of RMB 177,258,447 or 30.3% of net sales for the year ended December 31, 1998. The increase in the gross profit margin of 8.1% in 1999 as compared to 1998 was a result of a decrease in the cost of raw materials, effective cost control measures, and the shift in sales mix to higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

            For the year ended December 31, 1999, selling, general and administrative expenses were RMB 32,232,488 (6.3% of net sales), consisting of selling expenses of RMB 4,395,587 and general and administrative expenses of RMB 27,836,901. Net of a write-back of allowance for doubtful accounts of RMB 6,080,775 for the year ended December 31, 1999, general and administrative expenses were RMB 33,917,676. For the year ended December 31, 1998, selling, general and administrative expenses were RMB 47,955,747 (8.2% of net sales), consisting of selling expenses of RMB 3,707,837 and general and administrative expenses of RMB 44,247,910. Net of an allowance for doubtful accounts of RMB 7,178,852 for the year ended December 31, 1998, general and administrative expenses were RMB 37,069,058. Selling expenses consist of warehousing, storage and freight costs.

            During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and

Noble Brewery. The Marketing Company assumed the responsibility for marketing the Pabst Blue Ribbon beer produced by Noble Brewery during July 1995, and incurred almost all of the 1998 and 1999 selling expenses.

            Selling expenses increased by RMB 687,750 or 18.5% in 1999 as compared to 1998, and represented 0.9% of net sales in 1999 as compared to 0.6% of net sales in 1998, as a result of an increase in warehousing and transportation costs. General and administrative expenses decreased by RMB 16,411,009 or 37.1% in 1999 as compared to 1998, and represented 5.4% of net sales in 1999 as compared to 7.6% of net sales in 1998. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 3,151,382 or 8.5% in 1999 as compared to 1998. General and administrative expenses decreased in 1999 as compared in 1998 primarily as a result of effective cost control measures.

OPERATING INCOME:

            For the year ended December 31, 1999, operating income was RMB 165,137,881 or 32.1% of net sales, as compared to operating income of RMB 129,302,700 or 22.1% of net sales for the year ended December 31, 1998.

INTEREST INCOME AND INTEREST EXPENSE:

            For the year ended December 31, 1999, interest income was RMB 1,650,372, as compared to interest income of RMB 2,406,192 for the year ended December 31, 1998, due primarily to the average bank balance being lower in 1999 as compared to 1998 and as a result of lower average bank deposit interest rate.

            For the year ended December 31, 1999, interest expense was RMB 51,926, as compared to interest expense of RMB 73,506 for the year ended December 31, 1998, as a result of lower average bank interest rate for discounting bills receivable in 1999 as compared to 1998.

INCOME TAXES:

            For the year ended December 31, 1999, income tax expense was RMB 42,887,055, which consisted of RMB 40,587,055 for PRC income taxes and RMB 2,300,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. For the year ended December 31, 1998, income tax expense was RMB 8,226,523, which consisted of RMB 15,726,523 recorded for PRC income taxes and RMB 7,500,000 credited for deferred income taxes as a result of the reversal of the temporary timing differences with respect to accelerated depreciation of property, plant and equipment. The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery.

NET INCOME:

            For the year ended December 31, 1999, net income was RMB 128,417,934 or 25.0% of net sales, as compared to RMB 126,228,058 or 21.6% of net sales for the year ended December 31, 1998.

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

CONSOLIDATED FINANCIAL CONDITION - DECEMBER 31, 1999:

LIQUIDITY AND CAPITAL RESOURCES:

            For the year ended December 31, 1999, the Company's operations provided cash resources of RMB 81,062,020 as compared to RMB 106,715,553 for the year ended December 31, 1998, primarily as a result of reduced cash flows with respect to bills receivable, inventories, amounts due from related companies, prepayments, deposits and other receivables, and amount due an associated company, offset in part by an increase in cash flows from accounts receivable. The Company's cash balance increased by RMB 19,543,874 to RMB 106,052,616 at December 31, 1999, as compared to RMB 86,508,742 at December 31, 1998. The Company's net working capital deficit decreased by RMB 31,047,543 to RMB 160,971,900 at December 31, 1999, as compared to RMB 192,019,443 at December 31, 1998, reflecting current ratios of 0.66:1 at December 31, 1999 as compared 0.64:1 at December 31, 1998.

            The Company recorded a provision for doubtful accounts of RMB 24,287,267 for the year ended December 31, 1999, as compared to RMB 15,367,012 for the year ended December 31, 1998. As of December 31, 1999 and 1998, the allowance for doubtful accounts was RMB 59,834,318 and RMB 35,599,181, respectively. As a percent of total accounts receivable, the allowance for doubtful accounts was 55.1% and 23.8% at December 31, 1999 and 1998, respectively. Accounts receivable decreased by RMB 40,824,405 or 27.3% to RMB 108,670,461 at December 31, 1999, as compared to RMB 149,546,996 at December 31, 1998. In addition, at December 31, 1999, bills receivable had increased by RMB 779,450 or 2.9% to RMB 27,333,650, as compared to RMB 26,554,200 at December 31,
1998. The increase in the provision for doubtful accounts in 1999 and the allowance for doubtful accounts as a percent of total accounts receivable reflects the economic difficulties experienced by the Chinese economy. The Company is revising its credit acceptance and monitoring procedures in 2000 in an attempt to reduce its exposure to uncollectible accounts receivable.

            The amounts due from related companies mainly represented receivable balances from Guangdong Blue Ribbon and its affiliated companies. The amounts due from related companies increased by RMB 6,577,883 or 36.4% to RMB 24,646,810 at December 31, 1999, as compared to RMB 18,068,927 at December 31, 1998. The increase was primarily due to an increase in transaction volume with related companies during the year. The amounts due from Guangdong Blue Ribbon and its affiliates were short-term in nature and are expected to be paid during 2000.

            The amount due to an associated company decreased by RMB 23,823,273 or 10.9% to RMB 194,894,527 at December 31, 1999 as compared to RMB 218,717,800 at December 31, 1998, and represents the amounts due to Noble Brewery for its sale of Pabst Blue Ribbon beer to the Marketing Company. The balance due to Noble

Brewery decreased as a result of the decrease in volume of beer sold by Noble Brewery to the Marketing Company during the year 1999.

            The amounts due to related companies, net of the amounts with respect to the dividend payable of RMB nil at December 31, 1999 and RMB 15,638,685 at December 31, 1998, decreased by RMB 3,961,517 or 25.6% to RMB
11,535,893 at December 31, 1999, as compared to RMB 15,497,410 at December 31, 1998, and consisted primarily of payable balances resulting from purchases of packaging materials.

            During the year ended December 31, 1999, the Company's secured bank loans increased by RMB 5,836,788, reflecting new borrowings of RMB 68,350,000 and repayments of RMB 62,513,212. The bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the expansion and working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

            During 1999, Noble Brewery declared and paid a dividend relating to earnings for the year ended December 31, 1998, resulting in a dividend to High Worth JV of RMB 41,513,883.

            On November 23, 1998 and July 28, 1999, the Board of Directors of High Worth JV declared separate dividend distributions of RMB 51,596,713. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. The dividends were distributed by installments in order to avoid any disruption to the normal operating cash flow position of High Worth JV. During the year ended December 31, 1999 and 1998, High Worth JV paid aggregate dividends to Guangdong Blue Ribbon of RMB 20,638,685 and RMB 45,375,595, respectively.

            In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 repaid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. As of December 31, 1999, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd., were approximately US$2,654,400, US$884,800 and US$884,800, respectively. In conjunction with the assignment of the advances to Top Link Development Limited, Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

            During the year ended December 31, 1999, Guangdong Blue Ribbon and its affiliated companies provided the Company with raw materials financing aggregating approximately RMB 11,500,000, which obligations are unsecured, interest-free and repayable on demand.

            On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish Zao Yang High Worth Brewery, with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. High Worth JV was responsible for transferring the technical know-how and production techniques to brew Pabst Blue Ribbon beer to Zao Yang High Worth Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into another Pabst Blue Ribbon brewing complex. Zao Yang High Worth Brewery commenced production of Pabst Blue Ribbon beer in June 1998. During the year ended December 31, 1998, High Worth JV paid RMB 16,104,000, representing its 55% capital investment in the joint venture.

            For the year ended December 31, 1999, additions to property, plant and equipment aggregated RMB 7,902,604, which included approximately RMB 2,200,000 spent on renovation and continuous improvement of Zao Yang High Worth Brewery. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during 2000 will be approximately RMB 13,000,000, a portion of which is expected to be financed through capital leases. The Company anticipates that additional capital expenditures in connection with the continuous renovation and improvement process of Zao Yang High Worth Brewery during 2000 will be approximately RMB 2,000,000, a portion of which is expected to be financed by new bank borrowings.

            The Company believes that it will be able to fund expected capital expenditures with respect to the continuing development of its brewery operations through internal cash flow and external resources.

            The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 2000. In order to finance the continuing capital requirements of the Company, the Company has been in negotiations to arrange additional long-term bank loans or lease financing. In addition, accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of long-term borrowings or equity financing by the Company.

YEAR 2000 ISSUE:

            The Year 2000 Issue results from the fact that certain computer programs have been written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

            As of December 31, 1999, the Company had completed any required modifications to its software to ensure that its software systems were Year 2000 compliant. The cost of such modifications was not significant.

            Since the date rollover on January 1, 2000, the Company has not experienced any material adverse effect from the Year 2000 Issue. While the primary risk to the Company with respect to the Year 2000 Issue continues to be the ability of third parties to provide goods and services in a timely and accurate manner, the Company has not experienced any such disruption to date. The Company does not expect any remaining risks with respect to the Year 2000 Issue to have a material adverse effect on the Company.

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

            The Asian financial crisis inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which had a negative impact on the Company's results of operations, financial condition and cash flows. In addition, as a result of the Asian financial crisis, China has tightened its foreign exchange controls. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB. As of December 31, 1999, the Company's only significant USD-denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of RMB 36,719,200, which are repayable at the discretion of the Company.

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

            Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange was approximately US$1.00 to RMB 8.3 at December 31, 1997, 1998 and 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

            The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

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

ENVIRONMENTAL MATTERS:

            Management believes that the Company complies with all national and local environmental protection laws and regulations of the PRC. In 1997, 1998 and 1999, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or the competitive position of the Company.

NEW ACCOUNTING PRONOUNCEMENT:

            In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company has not yet determined the impact, if any, on its financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements and exhibits are listed at "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K".

            Selected unaudited 1998 and 1999 quarterly financial information, in RMB, is as follows:

                                              1999               1998
                                         --------------      -----------

THREE MONTHS ENDED MARCH 31:

Sales, net of sales taxes                   279,612,548      285,632,506
Gross profit                                 61,095,071       50,333,460
Operating income                              6,564,615        3,753,247
Net income                                    7,489,831        7,075,017
Net income per common share                        0.94             0.88

THREE MONTHS ENDED JUNE 30:

Sales, net of sales taxes                   278,247,626      338,427,719
Gross profit                                 60,476,682       61,146,379
Operating income                              2,394,218          712,444
Net income                                    7,709,992        8,610,308
Net income per common share                        0.96             1.07

THREE MONTHS ENDED SEPTEMBER 30:

Sales, net of sales taxes                   250,765,566      260,545,064
Gross profit                                 58,155,297       41,593,671
Operating income (loss)                       1,352,580       (4,370,018)
Net income                                    4,187,300        3,301,773
Net income per common share                        0.52             0.41

THREE MONTHS ENDED DECEMBER 31:

Sales, net of sales taxes                   177,833,092      236,401,822
Gross profit                                 38,475,906       40,450,481
Operating loss                              (10,721,425)     (24,166,074)
Net income                                    4,267,979        2,404,412
Net income per common share                        0.53             0.30

YEAR ENDED DECEMBER 31:

Sales, net of sales taxes                   986,458,832    1,121,007,111
Gross profit                                218,202,956      193,523,991
Operating loss                                 (410,012)     (24,070,401)
Net income                                   23,655,102       21,391,510
Net income per common share                        2.95             2.67

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following tables and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2000, and their positions and offices with the Company. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

                                    DIRECTORS

                                        Date Elected
Name                     Age            as Director
----                     ---            ------------
John Zhao Li             45             November 1994

Lee Tak Wong             43             September 1995

Jin-qiang Zhang          58             July 1997

Zi-shou Chen             59             July 1997

Deng-chen Yin            59             July 1997

Guang Wei Liang          37             March 1998


                               EXECUTIVE OFFICERS

                                                              Date Elected
Name                     Age            Position               as Officer
----                     ---            --------              ------------
Jin-qiang Zhang          58             Chairman and          August 1997
                                        Chief Executive
                                        Officer

Zi-shou Chen             59             President             August 1997

John Zhao Li             45             Vice President        November 1994

Gary C.K. Lui            39             Chief Financial       April 1996
                                        Officer

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

JIN-QIANG ZHANG

          Mr. Zhang, Chairman, Chief Executive Officer and a director of the Company, has over 30 years experience in manufacturing. Since the early 1980's, Mr. Zhang has held senior management positions in several manufacturing enterprises in China which were engaged principally in the electronics industry. During the last past five years, he has participated extensively in syndication financing, property development and project investment in China. He is currently also the Chairman and General Manager of Shenzhen Huaqiang Holdings Limited. Mr. Zhang is an officer and director of Shenzhen Huaqiang Enterprise Stock Company Limited, a PRC public company listed on the Shenzhen Stock Exchange of China.

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

GARY C.K. LUI

          Mr. Lui, Chief Financial Officer of the Company, graduated from the University of Hong Kong with Bachelor of Social Sciences Degree in 1987. After graduation, he worked in the Hong Kong office of the Corporate Recovery Division of Arthur Andersen & Co. for three years. In 1990, he joined a ship building company listed in Hong Kong as the Group Assistant Financial Controller and was the Financial Controller of the Group's major shipyard in Singapore. From 1992 to 1994, Mr. Lui was the General Manager of a private investment company with extensive joint venture projects in Northeastern China. Prior to joining the Company in 1995, Mr. Lui was the Project Controller of a Hong Kong-listed investment company with major investments in Eastern China. Mr. Lui is currently a member of the Association of Chartered Certified Accountants and the Hong Kong Society of Accountants.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

          During the year ended December 31, 1999, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid by the Company to its Chairman, President and to its three other most highly compensated executive officers during the last three fiscal years.


                           SUMMARY COMPENSATION TABLE (US$)

Name and                                                             Other
Principal                                                            Annual
Position                 Year        Salary          Bonus        Compensation
--------                 ----       --------        -------       ------------
Jin-Qiang Zhang(1)       1999       $    nil        $97,067         $12,000
Chairman and Chief       1998            nil            nil           9,000
Executive Officer        1997            nil            nil           2,500

Zi-Shou Chen             1999       $139,100        $90,964         $12,000
President                1998        134,900         74,819           9,000
                         1997         54,167         16,917           2,500

John Zhao Li(2)          1999       $111,800        $63,253         $12,000
Vice President           1998        108,200         51,928           9,000
                         1997        118,000         40,600           6,000

Lee Tak Wong(3)          1999       $    nil        $   nil         $12,000
                         1998            nil         22,892           9,000
                         1997         56,000         31,100           6,000

Gary C.K. Lui            1999       $ 98,154        $ 8,179          $ nil
Chief Financial          1998         95,877          8,200            nil
Officer                  1997         92,895          7,750            nil


-----------------

(1) Mr. Zhang was elected as Chief Executive Officer of the Company on May 29, 1999. Mr. Zhang has continued as the Chairman and a director of the Company since that date.

(2) Mr. Li was President of the Company until July 31, 1997. Mr. Li has continued as an officer and director of the Company subsequent to that date.

(3) Mr. Wong was a Vice President of the Company until July 31, 1997. Mr. Wong has continued as a director of the Company subsequent to that date.

COMPENSATION AGREEMENTS:

          The Company has not entered into any long-term employment or consulting agreements with its officers or directors.

BOARD OF DIRECTORS:

          During the year ended December 31, 1999, five meetings of the Board of Directors were held. All directors attended at least 75% of all board meetings for which they were eligible to attend. All directors receive compensation of US$1,000 per month for serving on the Board of Directors, which aggregated $72,000 during the year ended December 31, 1999. All directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings. On January 2, 1998 and September 30, 1999, a Compensation Committee and an Audit Committee were established, respectively. As of December 31, 1999, members of the Compensation Committee and Audit Committee consisted of Deng-chen Yin and Lee-Tak Wong.

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

          A summary of all stock options granted pursuant to the Plan to directors, officers and employees of the Company during the year ended December 31, 1998 is shown below. No options were granted during the year ended December 31, 1999. No options were exercised in 1998 or 1999.

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

----------------

(1) Chen Kai Cheng and Wong Yong resigned as officers of the Company on January 31, 1999 and March 31, 1999, respectively, and pursuant to the Plan, the stock options previously granted to them were cancelled.

          The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes pricing model and is amortized to expense over the vesting period. As a result, the Company recognized RMB 2,218,706 and RMB 697,801 of compensation expense in 1998 and 1999, respectively.

          During the year ended December 31, 1998, the Company granted stock options to officers of the Company as follows:

                         Number of   Percent of Options   Weighted
                          Options     Granted to Total    Exercise
Recipient                 Granted     Options Granted      Price
---------                ---------   ------------------   --------
Zi-shou Chen               30,000           10.7%          US$3.87
John Zhao Li               30,000           10.7%          US$3.87
Chen Kai Cheng (1)         21,000            7.5%          US$3.87
Wong Yong (1)              21,000            7.5%          US$3.87
Gary C.K. Lui              21,000            7.5%          US$3.87
                          -------           -----
Total                     123,000           43.9%
                          =======           ====

(1) Chen Kai Cheng and Wong Yong resigned as officers of the Company on January 31, 1999 and March 31, 1999, respectively, and pursuant to the Plan, the stock options previously granted to them were cancelled.

     A summary of stock options granted to the Company's officers as of March 31, 2000 is shown below. No options were exercised during the years ended December 31, 1998 and 1999 or the three months ended March 31, 2000.

                      Number of                             Value of
                      Shares of                            Unexercised
                    Common Stock                          in-the-Money
                      Underlying                           Options at
                    Stock Options       Weighted       Fiscal Year-End (1)
                 ------------------     Exercise       -------------------
Recipient        Unvested    Vested      Price         Unvested     Vested
---------        --------    ------     --------       --------     ------
Zi-shou Chen          0      30,000     US$3.87        US$ nil      US$ nil
John Zhao Li          0      30,000     US$3.87        US$ nil      US$ nil
Gary C.K. Lui         0      21,000     US$3.87        US$ nil      US$ nil
                 ------      ------                    -------      -------
Total                 0      81,000                    US$ nil      US$ nil
                 ======      ======                    =======      =======

-----------------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the common stock of $.50 per share on December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
DECISIONS:

         The current members of the Compensation Committee and Audit Committee are Deng-chen Yin and Lee-tak Wong. Jin-qiang Zhang, Zi-shou Chen, Guang Wei Liang and Deng-chen Yin are directors of the Company, and are also officers and/or directors of Shenzhen Huaqiang Holdings Limited (see "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT").

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION - YEAR ENDED DECEMBER 31, 1999:

          The Company's compensation program for its executive officers is administrated and reviewed by the Compensation Committee of the Board of Directors. Historically, executive compensation consisted of a combination of base salary and discretionary bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as Company performance. The determination of discretionary bonuses is based on various factors, including implementation of the Company's business plan, acquisition of assets, development of corporate opportunities and completion of financing.

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

          Effective July 1, 1998, the Compensation Committee increased the base salary for all officers and employees of the Company by 6%. The compensation for directors in relation to their office as a director has also been increased from US$500 per month to US$1,000 per month. Effective June 1, 1998, the Committee also approved an Occupational Retirement Pension Scheme for all the officers and employees located in the Hong Kong office, in which the Company contributes approximately 7% of the total salary of those officers and employees to a pension policy administered by an insurance consulting firm. Effective January 1, 2000, the Compensation Committee increased the base salary for all non-director officers and employees of the Company by 7.8%. The compensation for directors in relation to their office as a director has also been increased from US$1,000 per month to US$1,300 per month.

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


Fiscal         S & P
Year          Corporate       Nasdaq         Tsingtao
Ended          - 500         Composite       Brewery        The
December       Stock          Stock            LDT         Company
31,            Index          Index          ("TSGTF")     ("CBRB")
--------      ---------      ---------       ---------     --------
1996            100            100             100            100
1997            131            122              60             38
1998            166            170              40             33
1999            193            306              63             17


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

          As of March 31, 2000, the Company had a total of 8,010,013 shares of Common Stock issued and outstanding, consisting of 5,010,013 shares of Class A Common Stock ($.0001 par value) and 3,000,000 shares of Class B Common Stock ($.0001 par value). The Class A Common Stock and Class B Common Stock are identical, except that the Class A Common Stock has one vote per share and the Class B Common Stock has two votes per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder. All common share amounts reflect the 1-for-22 reverse stock split effective November 22, 1994. There are no other classes of equity securities outstanding.

          The following table sets forth, as of March 31, 2000: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's Common Stock known to the Company, the number of shares of Common Stock beneficially owned by each such person, and the percent of the Company's Common Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of Common Stock of the Company beneficially owned, and the percent of the Company's Common Stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

                                                               Percent of
                                                                Shares of
Name and Address                   Amount and Nature of       Common Stock
of Beneficial Owner                Beneficial Ownership        Outstanding
-------------------                --------------------      --------------
Shenzhen Huaqiang                        5,568,000(1)            69.5
  Holdings Limited
Shennan Zhong Road
Shenzhen City
People's Republic of China

Redcliffe Holdings Ltd.                  1,392,000(1)(2)         17.4
c/o Suite 2002, Fairmont House
8 Cotton Tree Drive
Hong Kong

Jin-qiang Zhang (11)                        40,000(3)(10)          .4

Zi-shou Chen (11)                           30,000(4)(10)          .3

John Zhao Li (11)                           30,000(5)(10)          .3

Lee-tak Wong (11)                           30,000(6)(10)          .3

Deng-chen Yin (11)                          30,000(7)(10)          .3

Guang-wei Liang (11)                        30,000(8)(10)          .3

Long-sheng Zhu                                -   (9)               -

Gary C.K. Lui (11)                          21,000(10)             .2

All Directors and                          211,000(10)            2.0
Executive Officers
as a Group (7 persons)


(1) Consists of 4,176,000 shares owned by West Coast Star Enterprises Ltd. ("West Coast") and 1,392,000 shares owned by Top Link Development Limited (including 3,168,000 shares of Class A Common Stock and 2,400,000 shares of Class B Common Stock), each of which is controlled by Shenzhen Huaqiang Holdings Limited ("SHHL"). On October 14, 1996, Oriental Win distributed to its shareholders a total of 6,960,000 shares of the Company's Common Stock, consisting of 3,960,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock, which represented Oriental Win's entire equity interest in the Company. The shareholders of Oriental Win received such shares in proportion to their respective shareholder interests in Oriental Win (West Coast - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). In conjunction with the distribution of such shares by Oriental Win, the shareholders' agreement among Oriental Win, West Coast, Mapesbury Limited and Redcliffe Holdings Ltd. was terminated. In February 1998, Mapesbury Limited transferred its shares to Top Link Development Limited ("Top Link"). In December 1998, Oriental Win was formally dissolved by its shareholders. West Coast and Top Link are beneficially owned by SHHL, which is a state-owned enterprise in China.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHAREHOLDER LOANS

          In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 repaid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. As of December 31, 1999, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd., were approximately US$2,654,400, US$884,800 and US$884,800, respectively. In conjunction with the assignment of the advances to Top Link Development Limited, Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

NOBLE BREWERY

          During the years ended December 31, 1998 and 1999, the Company purchased for resale beer products from Noble Brewery aggregating RMB 621,380,760 and RMB 537,010,133, respectively. As of December 31, 1998 and 1999, RMB 218,717,800 and RMB 194,894,527, respectively, was due to Noble Brewery for the purchase of beer products, and was unsecured, interest-free and repayable on demand.

GUANGDONG BLUE RIBBON

          Until July 31, 1997, Liu Yun Zhong and Niu Zi Hang were directors and executive officers of the Company. Mr. Liu and Mr. Niu are the General Manager and Deputy General Manager, respectively, of Guangdong Blue Ribbon. Guangdong Blue Ribbon owns 40% of High Worth JV.

          During the years ended December 31, 1998 and 1999, the Company purchased packaging materials from Guangdong Blue Ribbon and its affiliated companies aggregating RMB 37,631,444 and RMB 29,840,747, respectively.

          During the years ended December 31, 1998 and 1999, the Company also purchased for resale beer products from Sichuan High Worth Brewery aggregating RMB 35,072,362 and RMB 21,458,166, respectively.

          During the years ended December 31, 1998 and 1999, the Company paid RMB 6,886,720 and RMB 6,568,634, respectively, equivalent to US$11.70 per ton of beer production, to Guangdong Blue Ribbon as a royalty fee for the right to use the Pabst Blue Ribbon trademarks in China.

          During the years ended December 31, 1998 and 1999, the Company paid Guangdong Blue Ribbon a management fee of RMB 3,780,000 and RMB nil, respectively, pursuant to a three year agreement commencing January 1, 1996.

RELATED COMPANIES

          As of December 31, 1998 and 1999, the amount due from related companies aggregated RMB 18,068,927 and RMB 24,646,810, respectively, and consisted of amounts due from Guangdong Blue Ribbon and its affiliated companies for trade deposits received on behalf of the Company and expenses paid on behalf of Guangdong Blue Ribbon and its affiliated companies.

          As of December 31, 1998 and 1999, the Company owed an aggregate of RMB 31,100,000 and RMB 11,500,000, respectively, to related parties as follows:

          (a) approximately RMB 11,300,000 and RMB 7,000,000, respectively, was due to companies affiliated with Guangdong Blue Ribbon for the purchase of raw materials, and was unsecured, interest-free and repayable on demand;

          (b) approximately RMB 4,200,000 and RMB 4,500,000, respectively, was due to Sichuan High Worth Brewery for the purchase of beer products, and was unsecured, interest-free and repayable on demand; and

          (c) approximately RMB 15,600,000 and RMB nil, respectively, was due to Guangdong Blue Ribbon, as a dividend payable by High Worth JV.


OTHER TRANSACTIONS

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


          Financial Statements

          CBR BREWING COMPANY, INC. AND SUBSIDIARIES

          Report of Independent Auditors
          - Deloitte Touche Tohmatsu

          Consolidated Balance Sheets
          - As of December 31, 1998 and 1999

          Consolidated Statements of Income
          - Years ended December 31, 1997, 1998 and 1999

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1998 and 1999

          Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1998 and 1999

          Notes to Consolidated Financial Statements

          ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

          Report of Independent Auditors
          - Deloitte Touche Tohmatsu

          Balance Sheets
          - As of December 31, 1998 and 1999

          Statements of Income
          - Years ended December 31, 1997, 1998 and 1999

          Statements of Equity
          - Years ended December 31, 1997, 1998 and 1999

          Statements of Cash Flows
          - Years ended December 31, 1997, 1998 and 1999

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

(b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 1999.

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

                                            CBR BREWING COMPANY, INC.
                                        ---------------------------------
                                                (Registrant)

Date:  April 7, 2000               By:  /s/ Zi-shou Chen
                                        ---------------------------------
                                        Zi-shou Chen
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 7, 2000               By:  /s/ Zi-shou Chen
                                        ---------------------------------
                                        Zi-shou Chen
                                        President and Director

Date:  April 7, 2000               By:  /s/ John Zhao Li
                                        ---------------------------------
                                        John Zhao Li
                                        Vice President and Director

Date:  April 7, 2000               By:  /s/ Gary C. K. Lui
                                        ---------------------------------
                                        Gary C. K. Lui
                                        Chief Financial Officer

Date:  April 7, 2000               By:  /s/ Jin-qiang Zhang
                                        ---------------------------------
                                        Jin-qiang Zhang
                                        Chief Executive Officer and
                                          Director

Date:  April 7, 2000               By:  /s/ Lee-tak Wong
                                        ---------------------------------
                                        Lee-tak Wong
                                        Director

Date:  April 7, 2000               By:  /s/ Guang-wei Liang
                                        ---------------------------------
                                        Guang-wei Liang
                                        Director

Date:  April 7, 2000               By:  /s/ Deng-chen Yin
                                        ---------------------------------
                                        Deng-chen Yin
                                        Director

                      CBR BREWING COMPANY, INC.

                      Report and Financial Statements
                      For the year ended December 31, 1999

CBR BREWING COMPANY, INC.

REPORT AND FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1999

CONTENTS                                                                 PAGE(S)
--------                                                                 -------

REPORT OF INDEPENDENT AUDITORS....................................        F - 1

CONSOLIDATED BALANCE SHEETS.......................................        F - 2

CONSOLIDATED STATEMENTS OF INCOME.................................        F - 3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY...................        F - 4

CONSOLIDATED STATEMENTS OF CASH FLOWS.............................        F - 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................        F - 6

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CBR BREWING COMPANY, INC.

We have audited the accompanying consolidated balance sheets of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

We draw your attention to note 22 to the consolidated financial statements which state that the Company is exposed to certain risks through its operations in the People's Republic of China.


/s/ Deloitte Touche Tohmatsu
Hong Kong
March 31, 2000

                            CBR BREWING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                       As of December 31,
                                                           ---------------------------------------
                                                            1999              1999            1998
                                                            ----              ----            ----
                                                             US$               RMB             RMB
                                                          (Note 3)
                                ASSETS
Current assets:
  Cash and cash equivalents........................      12,777,424       106,052,616      86,508,742
  Accounts receivable, net of allowance for doubtful
    accounts of RMB59,834,318 and RMB35,599,181
    for 1999 and 1998, respectively (note 4).......       5,883,873        48,836,143     113,947,815
  Bills receivable (note 5)........................       3,293,211        27,333,650      26,554,200
  Inventories (note 6).............................       8,824,331        73,241,948      66,602,633
  Amounts due from related companies (note 17).....       2,969,495        24,646,810      18,068,927
  Prepayments, deposits and other receivables......       4,336,433        35,992,390      27,603,518
                                                        -----------       -----------     -----------
Total current assets...............................      38,084,767       316,103,557     339,285,835
Interest in an associated company (note 7).........      30,318,348       251,642,290     243,429,767
Property, plant and equipment, net (note 8)........      29,394,117       243,971,176     263,768,418
Other non-current assets...........................       1,295,212        10,750,253      23,942,307
                                                        -----------       -----------     -----------
Total assets.......................................      99,092,444       822,467,276     870,426,327
                                                        ===========       ===========     ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings (note 9).........................      13,902,505       115,390,788     119,554,000
  Capital lease obligations (note 10)..............         343,122         2,847,911       5,664,938
  Accounts payable.................................       4,712,907        39,117,124      40,398,992
  Accrued liabilities..............................      10,256,076        85,125,424      81,334,665
  Amounts due to related companies (note 17).......       1,389,867        11,535,893      31,136,095
  Amount due to an associated company (note 7).....      23,481,268       194,894,527     218,717,800
  Income taxes payable (note 11)...................       1,077,601         8,944,091       4,166,884
  Sales taxes payable (note 12)....................       2,315,626        19,219,699      30,331,904
                                                        -----------       -----------     -----------
Total current liabilities..........................      57,478,972       477,075,457     531,305,278
                                                        -----------       -----------     -----------
Long-term liabilities:
  Bank borrowings (note 9).........................       1,204,819        10,000,000            -
  Capital lease obligations (note 10)..............            -                 -          2,847,911
                                                        -----------       -----------     -----------
Total long-term liabilities........................       1,204,819        10,000,000       2,847,911
                                                        -----------       -----------     -----------
Minority interests.................................       8,688,845        72,117,416      83,803,133
                                                        -----------       -----------     -----------

Commitments and contingencies (note 22)

Shareholders' advances and shareholders' equity:

  Advances from shareholders (note 13).............       4,424,000        36,719,200      50,267,705
                                                        -----------       -----------     -----------

Shareholders' equity:
  Common stock
    - Class A, US$0.0001 par value, 90,000,000 shares
        authorized, 5,010,013 shares outstanding...             515             4,273           4,273
    - Class B, US$0.0001 par value, 10,000,000 shares
        authorized, 3,000,000 shares outstanding...             308             2,559           2,559
    Additional paid-in capital.....................      12,914,144       107,187,393     106,489,592
    General reserve and enterprise development funds      1,695,710        14,074,390      10,125,740
    Retained earnings..............................      12,685,131       105,286,588      85,580,136
                                                        -----------       -----------     -----------
Total shareholders' equity.........................      27,295,808       226,555,203     202,202,300
                                                        -----------       -----------     -----------
Total shareholders' advances and shareholders'
  equity...........................................      31,719,808       263,274,403     252,470,005
                                                        -----------       -----------     -----------
Total liabilities, shareholders' advances and
    shareholders' equity...........................      99,092,444       822,467,276     870,426,327
                                                        ===========       ===========     ===========

          See accompanying notes to consolidated financial statements

                           CBR BREWING COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                        Year ended December 31,
                                                                     --------------------------------------------------------------
                                                                         1999           1999             1998             1997
                                                                         ----           ----             ----             ----
                                                                          US$            RMB              RMB              RMB
                                                                       (Note 3)
Sales:
Related parties (note 18a) .......................................            --               --               --        8,773,809
Unrelated parties ................................................   121,406,512    1,007,674,051    1,145,636,256    1,180,189,995
                                                                     -----------    -------------    -------------    -------------
                                                                     121,406,512    1,007,674,051    1,145,636,256    1,188,963,804
Sales taxes (note 12) ............................................     2,556,050       21,215,219       24,629,145       19,677,315
                                                                     -----------    -------------    -------------    -------------
Net sales ........................................................   118,850,462      986,458,832    1,121,007,111    1,169,286,489
Cost of sales, including inventory purchased from related
  companies of RMB588,309,046, RMB694,084,566 and RMB750,382,614
  in 1999, 1998 and 1997, respectively; and royalty fee paid to a related company of RMB6,568,634, RMB6,886,720 and RMB7,086,075
  in 1999, 1998 and 1997, respectively (note 17b to d) ...........    92,560,949      768,255,876      927,483,120      960,959,693
                                                                     -----------    -------------    -------------    -------------
Gross profit .....................................................    26,289,513      218,202,956      193,523,991      208,326,796
Selling, general and administrative expenses, including
  management fee paid to a related company of nil,
  RMB3,780,000 and RMB3,780,000 in 1999, 1998 and
  1997, respectively (note 17e) ..................................    26,254,840      217,915,167      215,134,986      197,111,936
Fair value of warrants, stock options and common stock
  issued for services rendered (note 18) .........................        84,072          697,801        2,459,406               --
                                                                     -----------    -------------    -------------    -------------
Operating (loss) income ..........................................       (49,399)        (410,012)     (24,070,401)      11,214,860
                                                                     -----------    -------------    -------------    -------------

Other income:
  Interest income, including interest income from
    a related company of nil, nil and RMB5,535,977
    in 1999, 1998 and 1997, respectively (note 17f) ..............       372,299        3,090,081        2,687,218        6,255,590
  Foreign exchange gains .........................................            --               --            2,841          177,396
  Others .........................................................        53,464          443,753        1,606,516        1,239,362
                                                                     -----------    -------------    -------------    -------------
Total other income ...............................................       425,763        3,533,834        4,296,575        7,672,348
                                                                     -----------    -------------    -------------    -------------

Other expense:
  Interest expense, including interest paid to related
    companies of nil, nil and RMB5,576,220 in 1999,
    1998 and 1997, respectively (note 17g) .......................     1,769,837       14,689,647        9,507,873       15,503,189
  Loss on disposal of property, plant and equipment ..............         1,255           10,419          189,872          743,788
  Others .........................................................        11,808           98,001        1,209,458          498,381
                                                                     -----------    -------------    -------------    -------------
Total other expenses .............................................     1,782,900       14,798,067       10,907,203       16,745,358
                                                                     -----------    -------------    -------------    -------------
(Loss) income before income taxes ................................    (1,406,536)     (11,674,245)     (30,681,029)       2,141,850
Income taxes (note 11) ...........................................       655,914        5,444,091          326,172               --
                                                                     -----------    -------------    -------------    -------------

(Loss) income before equity in earnings of an associated
  company ........................................................    (2,062,450)     (17,118,336)     (31,007,201)       2,141,850
Equity in earnings of an associated company ......................     5,991,133       49,726,406       55,160,690       52,426,546
                                                                     -----------    -------------    -------------    -------------
Income before minority interests .................................     3,928,683       32,608,070       24,153,489       54,568,396
Minority interests ...............................................     1,078,671        8,952,968        2,761,979       23,805,494
                                                                     -----------    -------------    -------------    -------------
Net income for the year ..........................................     2,850,012       23,655,102       21,391,510       30,762,902
                                                                     ===========    =============    =============    =============
Basic earnings per share .........................................          0.36             2.95             2.67             3.84
                                                                     ===========    =============    =============    =============
Diluted earnings per share .......................................          0.36             2.95             2.67             3.84
                                                                     ===========    =============    =============    =============

Weighted average number of shares of common stock
  outstanding
    - basic ......................................................     8,010,013        8,010,013        8,008,342        8,000,013
                                                                     ===========    =============    =============    =============
    - diluted ....................................................     8,010,013        8,010,013        8,008,342        8,000,013
                                                                     ===========    =============    =============    =============

          See accompanying notes to consolidated financial statements

                           CBR BREWING COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              Common stock
                                           --------------------------------------------------
                                                    Shares                   Amount
                                                 outstanding      par value of US$0.0001 each
                                                 -----------      ---------------------------
                                            Class A       Class B     Class A    Class B
                                           ---------     ---------   --------   --------
                                                                        RMB        RMB

Balance at January 1, 1997 ...........     5,000,013     3,000,000      4,265      2,559
Net income ...........................            --            --         --         --
Appropriation ........................            --            --         --         --
                                           ---------     ---------   --------   --------
Balance at December 31, 1997 .........     5,000,013     3,000,000      4,265      2,559
Net income ...........................            --            --         --         --
Appropriation ........................            --            --         --         --
Fair value of warrants, stock options
  and common stock issued for services
  rendered ...........................        10,000            --          8         --
                                           ---------     ---------   --------   --------
Balance at December 31, 1998 .........     5,010,013     3,000,000      4,273      2,559
Net income ...........................            --            --         --         --
Appropriation ........................            --            --         --         --
Fair value of warrants, stock options
  and common stock issued for services
  rendered (note 19) .................            --            --         --         --
                                           ---------     ---------   --------   --------
Balance at December 31, 1999 .........     5,010,013     3,000,000      4,273      2,559
                                           =========     =========   ========   ========

Converted to US$Balance at
  December 31, 1999 ..................                               US$  515   US$  308
                                                                     ========   ========

                                              Additional                                         Total
                                               paid-in         Reserve         Retained       shareholders'
                                               capital          funds          earnings          equity
                                           --------------   -------------   --------------    -------------
                                                 RMB             RMB             RMB               RMB
                                                              (Note 15)       (Note 15)
Balance at January 1, 1997 ...........        104,030,194       4,823,561       38,727,903      147,588,482
Net income ...........................                 --              --       30,762,902       30,762,902
Appropriation ........................                 --       3,518,224       (3,518,224)              --
                                           --------------   -------------   --------------    -------------
Balance at December 31, 1997 .........        104,030,194       8,341,785       65,972,581      178,351,384
Net income ...........................                 --              --       21,391,510       21,391,510
Appropriation ........................                 --       1,783,955       (1,783,955)              --
Fair value of warrants, stock options
  and common stock issued for services
  rendered ...........................          2,459,398              --               --        2,459,406
                                           --------------   -------------   --------------    -------------
Balance at December 31, 1998 .........        106,489,592      10,125,740       85,580,136      202,202,300
Net income ...........................                 --              --       23,655,102       23,655,102
Appropriation ........................                 --       3,948,650       (3,948,650)              --
Fair value of warrants, stock options
  and common stock issued for services
  rendered (note 19) .................            697,801              --               --          697,801
                                           --------------   -------------   --------------    -------------
Balance at December 31, 1999 .........        107,187,393      14,074,390      105,286,588      226,555,203
                                           ==============   =============   ==============    =============

Converted to US$Balance at
  December 31, 1999 ..................     US$ 12,914,144   US$ 1,695,710   US$ 12,685,131    US$27,295,808
                                           ==============   =============   ==============    =============

Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to two votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holders.

          See accompanying notes to consolidated financial statements

                           CBR BREWING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                              ----------------------------------------------------------
                                                                  1999           1999            1998            1997
                                                                  ----           ----            ----            ----
                                                                   US$            RMB             RMB             RMB
Cash flows from operating activities:
  Net income ..............................................     2,850,012      23,655,102      21,391,510     30,762,902
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Allowance for doubtful accounts .......................     2,926,177      24,287,267      15,367,012      5,314,858
    Depreciation and amortization .........................     4,925,480      37,881,481      25,153,217     21,463,723
    Fair value of warrants, stocks options and common stock
      issued for services rendered ........................        84,072         697,801       2,459,406             --
    Minority interests ....................................     1,078,671       8,952,968       2,761,979     23,805,494
    Equity in earnings of an associated company ...........    (5,991,133)    (49,726,406)    (55,160,690)   (52,426,546)
    Dividend received from an associated company ..........     5,001,673      41,513,883      46,728,178     34,413,511
    Deferred income taxes .................................            --              --      (4,413,000)            --
    Other, net ............................................         1,255          10,419          10,720        566,392
Changes in operating assets and liabilities:
  (Increase) decrease in -
  Accounts receivable .....................................     4,918,603      40,824,405      (8,847,894)    43,063,703
  Bills receivable ........................................       (93,910)       (779,450)      9,001,200      3,098,259
  Inventories .............................................      (799,917)     (6,639,315)     22,980,809     (2,033,606)
  Amounts due from related companies ......................      (792,516)     (6,577,883)     11,598,088      3,422,318
  Prepayments, deposits and other receivables .............    (1,010,707)     (8,388,872)     (3,585,607)    (6,238,007)
  Customer deposits .......................................            --              --      (6,680,000)   (52,323,600)
  Increase (decrease) in -
  Accounts payable and accrued liabilities ................       302,276       2,508,891      23,918,654     (6,392,243)
  Amount due to an associated company .....................    (2,870,274)    (23,823,273)      9,634,465     42,581,584
  Income taxes payable ....................................       575,567       4,777,207       3,906,884             --
  Sales taxes payable .....................................    (1,338,820)    (11,112,205)     (9,509,378)   (24,062,953)
                                                              -----------    ------------    ------------    -----------
Net cash provided by operating activities .................     9,766,509      81,062,020     106,715,553     65,015,789
                                                              -----------    ------------    ------------    -----------

Cash flows from investing activities:
  Purchases of property, plant and equipment ..............      (952,121)     (7,902,604)    (66,414,497)   (10,089,937)
  Proceeds from disposal of property, plant and
    equipment .............................................            --              --         494,820      1,756,704
  Increase in expenditure on non-current assets ...........            --              --      (9,244,507)   (14,697,800)
                                                              -----------    ------------    ------------    -----------
Net cash used in investing activities .....................      (952,121)     (7,902,604)    (75,164,184)   (23,031,033)
                                                              -----------    ------------    ------------    -----------

Cash flows from financing activities:
  New bank borrowings .....................................     8,234,940      68,350,000     114,554,000     28,500,000
  Repayment of bank borrowings ............................    (7,531,712)    (62,513,212)    (38,500,000)   (25,500,000)
  (Decrease) increase in amounts due to related companies .    (2,361,470)    (19,600,202)    (21,293,591)    15,433,346
  Repayment of advances from shareholders .................    (1,632,350)    (13,548,505)    (23,170,695)            --
  Payment of capital lease obligations ....................      (682,523)     (5,664,938)     (7,349,700)    (9,034,742)
  Payment of cash dividend to minority interests ..........    (2,486,589)    (20,638,685)    (45,375,595)   (15,000,000)
                                                              -----------    ------------    ------------    -----------
Net cash used in financing activities .....................    (6,459,704)    (53,615,542)    (21,135,581)    (5,601,396)
                                                              -----------    ------------    ------------    -----------
Net increase in cash and cash equivalents .................     2,354,684      19,543,874      10,415,788     36,383,360
Cash and cash equivalents at beginning of the year ........    10,422,740      86,508,742      76,092,954     39,709,594
                                                              -----------    ------------    ------------    -----------
Cash and cash equivalents at end of the year ..............    12,777,424     106,052,616      86,508,742     76,092,954
                                                              ===========    ============    ============    ===========

          See accompanying notes to consolidated financial statements

CBR BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

      CBR Brewing Company, Inc. (the "Company"), formerly Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. The Company and its subsidiaries are collectively referred to as the "Group". At December 31, 1999, the Company's principal shareholder is Shenzhen Huaqiang Holdings Limited, incorporated in the PRC, which holds indirectly 63.2% of the outstanding Class A common stock and 80% of the outstanding Class B common stock.

      The Company is a holding company and its principal subsidiaries are engaged in the production and sale of beer products in the People's Republic of China ("PRC").

      On December 16, 1994, the Company issued 3,960,000 shares of Class A common stock and 3,000,000 shares of Class B common stock to Oriental Win Holdings Ltd. ("Oriental Win") and 240,000 shares of Class A common stock to Goldchamp Limited ("Goldchamp"), both of these companies and their shareholders being unrelated to the Company prior to becoming shareholders, in consideration for the entire issued share capital of High Worth Holdings Limited ("High Worth Holdings"). Upon completion of the share exchange on December 16, 1994, High Worth Holdings became a wholly-owned subsidiary of the Company.

      This transaction has been treated as a recapitalization of High Worth Holdings with High Worth Holdings as the acquirer (reverse acquisition). The historical financial statements prior to December 16, 1994 are those of High Worth Holdings.

      High Worth Holdings is a holding company formed solely to effect the acquisition of a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery"). High Worth Brewery is a Sino-foreign equity joint venture enterprise registered in the PRC on July 2, 1994 in which Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group"), an unrelated joint stock limited company incorporated in the PRC, and High Worth Holdings hold 40% and 60% interests, respectively. The investment in High Worth Brewery was partly financed by long-term, interest free advances from the shareholders (see note 13). The following is a summary of the acquisition undertaken by High Worth Holdings, through its subsidiary, High Worth Brewery, during the period ended December 31, 1994.

      On October 31, 1994, High Worth Brewery acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Blue Ribbon Noble"). The consideration for the acquisition of an effective 60% interest in Zhaoqing Brewery by High Worth Holdings through High Worth Brewery was approximately US$20 million. Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth Brewery, Zhaoqing Brewery was the wholly owned subsidiary of Blue Ribbon Group. Blue Ribbon Noble is a Sino-foreign equity joint venture enterprise registered in the PRC on October 8, 1993 in which Goldjinsheng Holding Limited ("Goldjinsheng"), an unrelated party, and Zhaoqing Brewery hold 60% and 40% interests, respectively. Zhaoqing Brewery and Blue Ribbon Noble are both engaged in the production and sale of beer products in the PRC.

CBR BREWING COMPANY, INC.

      In April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and started to produce Blue Ribbon beer. Pursuant to the terms of the sublicense agreement, Zhaoqing Brewery was granted by Blue Ribbon Group the right for the production and distribution of Blue Ribbon beer under Pabst trademarks in the PRC at a royalty fee of US$11.70 for each ton produced.

      Blue Ribbon Noble's principal product line is Blue Ribbon beer under Pabst trademarks which were granted by Blue Ribbon Group. Pursuant to the terms of the sublicense agreement, Blue Ribbon Noble was granted by Blue Ribbon Group the right in the PRC to use the two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The production right of Blue Ribbon Noble is confined exclusively to the Guangdong Province only and it does not preclude High Worth Brewery's production right in Guangdong as described in notes 23(a) and 23(b). The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, Blue Ribbon Noble is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

      On February 19, 1995, Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing") was registered as a limited company in the PRC and owned as to 70% by Zhaoqing Brewery and 30% by Blue Ribbon Group. Blue Ribbon Marketing was appointed as the sole distributor to conduct the distribution, marketing and promotion of all Pabst Blue Ribbon beer products produced by Zhaoqing Brewery and Blue Ribbon Noble. Blue Ribbon Marketing started to purchase beer products from Zhaoqing Brewery and Blue Ribbon Noble in April 1995 and July 1995, respectively. Its principal trading product is Blue Ribbon beer, which constitutes approximately 98% of the Group's sales. Prior to October 1997, Blue Ribbon Marketing was also engaged in the trading of mineral water and non-carbonated soft drinks purchased from Blue Ribbon Group and its group of companies.

      On April 5, 1995, CBR Finance (BVI) Ltd. (the "Finance Company"), which is wholly owned by the Company, was incorporated in the British Virgin Islands ("BVI"). The Finance Company has remained dormant since incorporation.

      In January 1996, Zhaoqing Brewery transferred all of its operating assets and liabilities to High Worth Brewery pursuant to the original Joint Venture Agreement, the Asset Transfer Agreement signed in May 1994, and the relevant government regulations. Subject to the completion of certain legal procedures and documentation, investments in Blue Ribbon Noble and the Blue Ribbon Marketing will be transferred to High Worth Brewery. Zhaoqing Brewery is currently acting as the nominee for High Worth Brewery with respect to the investments in Blue Ribbon Noble and Blue Ribbon Marketing.

      Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will then be transferred to High Worth Brewery. During the three years ended December 31, 1999, the operating activities of Zhaoqing Brewery were part of High Worth Brewery. The consensus and approval from the local tax authority with respect to this transfer was obtained in 1996.

CBR BREWING COMPANY, INC.

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

      On January 20, 1998, Zhaoqing Brewery and Goldjinsheng entered into an agreement which calls for the interest of Goldjinsheng in Blue Ribbon Noble to be transferred to Linchpin Holdings Limited ("Linchpin"), a subsidiary of Noble China Inc., a company listed on the Toronto Stock Exchange. Upon receipt of approval from and registration by the relevant PRC authorities, Linchpin and High Worth Brewery will own 60% and 40% equity interests in Blue Ribbon Noble, respectively.

      Effective December 31, 1997, the Company, through High Worth Brewery, entered into a Settlement Agreement with Blue Ribbon Group that will allow it to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31% held by the Company. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth Brewery received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery will be formally restructured into a new joint venture company and will serve as the fourth Pabst Blue Ribbon brewing complex in the PRC. High Worth Brewery was also granted a three-year option to increase its equity interest to 51% at a fixed cost of RMB32,007,600.

      On June 5, 1999, a formal Joint Venture Agreement was signed among E Mei Brewery, High Worth Brewery and Wai Shun Investment Limited ("Wai Shun"), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The business of Sichuan Brewery was transferred to Sichuan High Worth Brewery. The total registered and paid up capital of Sichuan high Worth Brewery was RMB51,221,258. High Worth Brewery's 15% equity interest is consideration-free but is entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement and the relevant legal documents have been approved by the local government authorities. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

      On October 18, 1999, High Worth Holdings, through its newly incorporated wholly owned subsidiary, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid up capital of Jilin Lianli Brewery was RMB25,000,000. March International will contribute one new packaging line and the right to use the "Lianli" beer trademark with a total value equivalent to RMB12,750,000 as capital, representing a 51% interest in Jilin Lianli Brewery, which is equivalent to an effective interest of 51% to the Company. The Joint Venture Agreement was provisionally approved by the local government in January 2000. March International is responsible for transferring the technical know-how and production techniques to brew high quality beer products to Jilin Lianli Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into a modern brewing complex. Subsequent to the improvement of the existing brewing equipment and the installation of the new packing line, it is expected that Jilin Lianli Brewery will commence operation by May 2000.

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

      The major adjustments made to the relevant PRC statutory financial statements to conform with US GAAP include the following:

      o The reclassification of certain expense items from income appropriations to charges against income;

      o Adjustment for sales, other income and purchases recognized on a cash basis;

      o     Adjustment for depreciation charges;

      o     Adjustment for deferred taxation; and

      o     Adjustment for revaluation of property, plant and equipment.

      The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Group has a net current liability position as of December 31, 1999 and 1998. The directors of the Company believe that its operating cash flow, combined with cash on hand, existing bank borrowings and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Group's working capital requirements in the foreseeable future.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation - The consolidated financial statements include the financial statements of the Company and its subsidiaries in which the Company has an effective controlling interest, including High Worth Holdings, High Worth Brewery, Zhaoqing Brewery, the Finance Company, March International, Blue Ribbon Marketing and Zao Yang High Worth Brewery. All material intercompany balances and transactions have been eliminated on consolidation. Investments in affiliates over which the Company exercises significant influence but does not have effective control and owns less than a 50% but greater than a 20% voting interest, including the 40% investment in Blue Ribbon Noble, are accounted for using the equity method.

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

      Land use rights.................................    50 years
      Buildings.......................................    50 years
      Plant, machinery and equipment..................    5 - 15 years
      Motor vehicles..................................    5 - 10 years

      According to the laws of the PRC, the title to all PRC land is retained by the PRC government. The land use rights, which represent the cost for the rights to use the land for premises granted by the State Land Administration Bureau, have no definite term of use. The land use rights are stated at cost and are amortized over 50 years on the same basis as the buildings.

      Construction in progress is stated at cost which comprises the direct costs of buildings, plant under construction and deposits and prepayments made on machinery pending installation. Cost comprises the direct cost of construction and finance expenses arising from borrowings used to finance the construction of buildings, plant and machinery until the construction, installation and testing are complete. No depreciation is provided until the relevant assets are available for commercial use.

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

      Income taxes - Income taxes are determined under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or recognized. The effects of tax rate changes on future deferred tax liabilities and deferred tax benefits, as well as other changes in income tax laws, are recognized in the consolidated statement of income in the period when such changes are enacted.

      Revenue recognition - Sales represent the invoiced value of goods sold, net of discounts. Sales and sales discounts are recognized upon delivery of goods to customers.

      Advertising expenses - Advertising expenses are charged to expense in the consolidated statements of income as incurred. Advertising expenses were RMB74,716,635, RMB68,082,791 and RMB63,185,906 for the years ended
      December 31, 1999, 1998 and 1997, respectively.

CBR BREWING COMPANY, INC.

      Foreign currency translation - The financial records and the statutory financial statements of the Company's subsidiaries and associated company in the PRC are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the consolidated statements of income in the period that they occur.

      The Company's share capital is denominated in United States dollars ("US$") and for reporting purposes, the US$ share capital amounts have been translated into Renminbi ("RMB") at the applicable rates prevailing on the transaction dates.

      Translation of amounts from RMB into US$ is for the convenience of the reader only and has been made at US$1.00 = RMB8.30. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

      Stock option plan - The Company accounts for stock options issued to non-employee directors and consultants using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company continues to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options issued to employees. Pro forma disclosures of the effect on net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 are shown in note 19.

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

CBR BREWING COMPANY, INC.

      Reconciliation of the basic and diluted EPS is as follows:

                                                                   1999           1998
                                                                   ----           ----

      Net income............................................   RMB23,655,102   RMB21,391,510
                                                               -------------   -------------

      Basic EPS.............................................         RMB2.95         RMB2.67
                                                               -------------   -------------

      Basic weighted average common shares outstanding......       8,010,013       8,008,342
      Effect of dilutive securities:
        Warrants and options................................            -               -
                                                               -------------   -------------

      Diluted weighted average common and potential
        common shares outstanding...........................       8,010,013       8,008,342
                                                               -------------   -------------

      Diluted EPS...........................................         RMB2.95         RMB2.67
                                                               =============   =============

      The common shares issuable upon exercise of the stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock during 1999 and 1998.

      SFAS No. 128 did not have any impact for the EPS for the year ended December 31, 1997 because the Company did not have any dilutive securities outstanding.

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

      Effects of recent accounting standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments embedded in other contracts, and for hedging activities, and requires that all derivatives be recognized either as assets or liabilities in the statement of financial position and be measured at fair value. SFAS No. 133 will be effective for the Company's year ending December 31, 2001. The Company has not yet determined the impact, if any, on its financial position, results of operations or cash flows.

CBR BREWING COMPANY, INC.

4.    ACCOUNTS RECEIVABLE

      Accounts receivable comprise:

                                                      1999           1998
                                                      ----           ----
                                                       RMB            RMB

      Accounts receivable - trade.................108,670,461    149,546,996
      Less: Allowance for doubtful accounts.......(59,834,318)   (35,599,181)
                                                  -----------    -----------

                                                   48,836,143    113,947,815
                                                  ===========    ===========

      Movement of allowance for doubtful accounts:

                                             1999         1998          1997
                                             ----         ----          ----
                                              RMB          RMB           RMB

      Balance as at January 1..........   35,599,181    20,232,169   14,921,542
      Provided during the year.........   24,287,267    15,367,012    5,314,858
      Written off during the year......      (52,130)         -          (4,231)
                                          ----------    ----------   ----------

      Balance as at December 31........   59,834,318    35,599,181   20,232,169
                                          ==========    ==========   ==========

5.    BILLS RECEIVABLE

      Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

6.    INVENTORIES

                                                            1999         1998
                                                            ----         ----
                                                             RMB          RMB
        Inventories comprise:

        Raw materials.................................   27,586,428   24,853,642
        Work in progress..............................    8,972,212    5,436,138
        Finished goods................................   36,683,308   36,312,853
                                                         ----------   ----------

                                                         73,241,948   66,602,633
                                                         ==========   ==========

CBR BREWING COMPANY, INC.

7.    INTEREST IN AN ASSOCIATED COMPANY

                                                                      1999          1998
                                                                      ----          ----
                                                                       RMB           RMB
      Unlisted investment, at cost.............................   209,361,595   209,361,595
      The Company's share of undistributed post acquisition
        earnings of an associated company......................    42,280,695    34,068,172
                                                                  -----------   -----------

                                                                  251,642,290   243,429,767
                                                                  ===========   ===========

      The unlisted investment represents the Company's 40% equity interest in Blue Ribbon Noble held by a 60% owned subsidiary. Refer to note 1 for a description of its principal activities.

      Amount due to an associated company principally represented the balance arising from the purchases of beer products for resale. The balance is unsecured, interest-free and repayable on demand.

      The summarized information of Blue Ribbon Noble is presented below:

                                                   1999            1998
                                                   ----            ----
                                                    RMB             RMB
      Balance sheets

      Current assets .....................     413,158,436     391,127,106
      Property, plant and equipment ......     424,893,664     450,201,615
                                               -----------     -----------

      Total assets .......................     838,052,100     841,328,721
                                               ===========     ===========


      Current liabilities ................     153,958,740     185,013,326
      Deferred income taxes ..............       7,000,000       4,700,000
      Equity .............................     677,093,360     651,615,395
                                               -----------     -----------

      Total liabilities and equity .......     838,052,100     841,328,721
                                               ===========     ===========

      Statements of income

      Sales, net of sales taxes ..........     513,807,992     584,469,720
                                               ===========     ===========

      Gross profit .......................     197,370,369     177,258,447
                                               ===========     ===========

      Net income .........................     128,417,934     126,228,058
                                               ===========     ===========

      The Company's share of net income
        after the deduction of unrealized
        intercompany profit and other
        intercompany adjustments ........       49,726,406      55,160,690
                                               ===========     ===========

CBR BREWING COMPANY, INC.

8.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment comprises the following:

                                                              1999            1998
                                                              ----            ----
                                                               RMB             RMB
      At cost:
        Land use rights and buildings .................    103,223,679      99,332,794
        Plant, machinery and equipment ................    226,906,842     221,954,727
        Motor vehicles ................................     13,033,404      13,137,599
        Construction in progress ......................      1,063,783       2,004,180
                                                          ------------    ------------

      Total ...........................................    344,227,708     336,429,300
        Less: Accumulated depreciation and amortization   (100,256,532)    (72,660,882)
                                                          ------------    ------------

                                                           243,971,176     263,768,418
                                                          ============    ============

      Included in property, plant and equipment are assets acquired under capital leases with the following net book values:

                                                              1999           1998
                                                              ----           ----
                                                               RMB           RMB
      At cost:
        Plant, machinery and equipment ................    33,747,792     33,747,792
        Less: Accumulated depreciation and amortization   (15,694,353)   (12,319,574)
                                                          -----------    -----------

                                                           18,053,439     21,428,218
                                                          ===========    ===========

      Depreciation and amortization charges in respect of property, plant and equipment held under capital leases for each of the three years ended December 31, 1999 were RMB3,374,779.

9.    BANK BORROWINGS

                                                 1999            1998
                                                 ----            ----
                                                  RMB             RMB
      Bank borrowings comprise:

      Secured bank borrowings ............    125,390,788     119,554,000
      Less: Current portion ..............   (115,390,788)   (119,554,000)
                                             ------------    ------------

      Long-term portion, repayable in 2000     10,000,000              --
                                             ============    ============

      Certain assets of High Worth Brewery were collaterialized under a floating charge to secure the bank borrowings. The net book value of the property, plant and equipment and the carrying amounts of the other assets pledged to banks as of December 31, 1999 and 1998 amounted to RMB230,847,986 and RMB203,209,679, respectively, and nil and RMB218,027,265, respectively. There are no significant covenants or financial restrictions relating to the Company's short-term and long-term debt. The Company has no other lines of credit.

      The weighted average interest rates as of December 31, 1999 and 1998 were 12.5% and 9.1% per annum, respectively.

CBR BREWING COMPANY, INC.

10.   CAPITAL LEASE OBLIGATIONS

      The capital lease obligations maturing subsequent to December 31, 1999 are:

                                                                   RMB

      Total minimum lease payments .......................      2,927,420
      Less: Amount representing interest .................        (79,509)
                                                               ----------

      Present value of net minimum lease payments ........      2,847,911
      Less: current portion ..............................      2,847,911
                                                               ----------

      Long-term portion ..................................             --
                                                               ==========

11.   INCOME TAXES

      The components of (loss) income before income taxes, equity in earnings of an associated company and minority interests are as follows:

                                          Year ended December 31,
                                          -----------------------
                                     1999           1998           1997
                                     ----           ----           ----
                                      RMB            RMB            RMB

      United States of America    (2,306,612)    (8,479,076)    (4,957,917)
      British Virgin Islands      (6,215,272)    (4,854,533)    (5,707,886)
      PRC ....................    (3,152,361)   (17,347,420)    12,807,653
                                 -----------    -----------    -----------

                                 (11,674,245)   (30,681,029)     2,141,850
                                 ===========    ===========    ===========

      United States of America

      The Company is subject to taxes in the United States of America ("US"). In January 1997, the Internal Revenue Service enacted the entity classification regulations effective from January 1, 1997. Under the new tax regulations, the Company's PRC subsidiaries and associated company can elect to be treated as partnerships for US tax purposes, in contrast with the corporation entity treatment prior to January 1, 1997. The Company elected to treat its PRC subsidiaries and associated company as partnerships in 1997. For US tax purposes, a partnership is a flow-through entity (i.e., the partnership's income, deductions, gains and losses flow through to the partners in the partnership). High Worth Holdings is the ultimate partner in these partnerships. The Company will be taxed when income is recognized. As of December 31, 1999, the estimated tax loss of the Company available for carryforward in the U.S. is approximately RMB642,042. The net operating loss carryforward will expire in 2013 and 2014.

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

CBR BREWING COMPANY, INC.

      Had these tax holidays and concessions not been available, the tax charge would have been higher by approximately RMB9,527,000, RMB8,605,000 and RMB20,800,000, representing RMB1.19, RMB1.07 and RMB2.60 per share for the years ended December 31, 1999, 1998 and 1997, respectively.

      These losses relate mainly to Blue Ribbon Marketing, which is allowed to mark-up the purchase cost of the Pabst Blue Ribbon beer or adjust the ex-factory prices as necessary in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred. Blue Ribbon Marketing is not intended to contribute profits to the Group. At December 31, 1999, tax losses available for carryforward in the PRC were RMB13,537,437, which can be carried forward for 5 years.

      British Virgin Islands

      The Company's subsidiaries incorporated in the British Virgin Islands ("BVI") are not taxed in BVI. Under current BVI laws, dividends and capital gains arising from the BVI subsidiaries' investments are not subject to income taxes, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

      The provision for income taxes consists of the following:

                                                    Year ended December 31,
                                              ----------------------------------
                                                 1999        1998          1997
                                                 ----        ----          ----
                                                  RMB         RMB           RMB
      Current
        - PRC .............................   5,444,091    4,739,172          --
      Deferred
        - United States of America ........          --   (4,413,000)         --
                                              ---------   ----------    --------

                                              5,444,091      326,172          --
                                              =========   ==========    ========

      The reconciliation of effective income tax rates of the Group to the statutory income tax rate in the PRC is as follows:

                                                       Year ended December 31,
                                                    --------------------------
                                                    1999       1998       1997
                                                    ----       ----       ----

      Statutory tax rate .........................    33%        33%        33%
      Tax holidays and concessions ...............    82%        19%        --
      Profits not subject to tax..................    --         --     (1,054)%
      Losses in foreign jurisdiction exempt
        from tax..................................   (25)%      (14)%      164%
      Other expenses not deductible for tax
        purposes..................................   (58)%      (13)%       17%
      Change in valuation allowance...............   (79)%      (40)%      840%
      Reversal of tax on dividend declared by
        an associated company ....................    --         14%        --
                                                     ---        ---        ---
                                                     (47%)      (1%)        --
                                                     ===        ===        ===


      Deferred tax assets (liabilities) comprise the following:

                                                          1999          1998
                                                          RMB           RMB

      Deferred tax assets:
        Tax loss carryforward....................      14,179,479     9,129,131
        Accruals.................................      24,772,882    20,787,575
                                                      -----------   -----------
                                                       38,952,361    29,916,706
      Valuation allowance........................     (38,952,361)  (29,916,706)
                                                      -----------   -----------
      Net deferred tax assets....................               -             -
                                                      ===========   ===========

      Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. At December 31, 1999 and 1998, valuation allowances have been established for the full amount of the tax loss carryforwards as it is more likely than not that the tax losses will not be realized.

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

13.   ADVANCES FROM SHAREHOLDERS

      The advances, which were made in 1994 in connection with the acquisition of High Worth Brewery, bear no interest and are not repayable unless the Company obtains additional long-term debt or equity financing. Repayments of the advances are at the discretion of the Company and the shareholders have no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in High Worth Holdings.

      The advances from the shareholders comprise:

                                                                     1999         1998
                                                                     ----         ----
                                                                      RMB          RMB
      Top Link Development Limited (1999: US$884,800; 1998:
        US$1,211,270) ........................................    7,344,000   10,054,000
      Redcliffe Holdings Limited (1999: US$884,800; 1998:
        US$1,211,270) ........................................    7,344,000   10,054,000
      West Coast Star Enterprises Limited (1999: US$2,654,400;
        1998: US$3,633,810) ..................................   22,031,000   30,160,000
                                                                 ----------   ----------

                                                                 36,719,000   50,268,000
                                                                 ==========   ==========

CBR BREWING COMPANY, INC.

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

      The exchange rate of the RMB equivalent of US$1.00 as of December 31, 1999, 1998 and 1997 was approximately RMB8.3.

15.   DISTRIBUTION OF PROFITS

      The Company's ability to pay dividends is primarily dependent on the Company receiving distributions from its PRC subsidiaries through High Worth Holdings.

      Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of High Worth Brewery, which are based on statutory financial statements, are available for distribution in the form of cash dividends after the PRC companies satisfy all tax liabilities, provide for losses in previous years, and make appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with the PRC accounting standards and regulations.

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

CBR BREWING COMPANY, INC.

      No appropriations to these reserve funds were made by Zhaoqing Brewery and Blue Ribbon Marketing for 1999, 1998 and 1997, as Zhaoqing Brewery was acting as a nominee of High Worth Brewery from October 31, 1994 onwards and Blue Ribbon Marketing generated losses in those financial years.

      High Worth Brewery and Blue Ribbon Noble are also required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of income. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the companies. Under the joint venture agreement, the board of directors shall determine the appropriations with regard to the economic situation of the companies. The percentage of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund of Blue Ribbon Noble for 1999 has been determined by the board of directors and the appropriation has been reported in its statutory financial statements.

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

      On November 25, 1997, a first dividend totalling RMB55,375,595 was declared by High Worth Brewery and payable to Blue Ribbon Group, of which RMB15,000,000 was paid in 1997 and the remaining RMB40,375,595 was paid during 1998.

      On November 23, 1998, a second dividend totalling RMB20,638,685 was declared by High Worth Brewery and payable to Blue Ribbon Group, of which RMB5,000,000 was paid during 1998 and the remaining RMB15,638,685 was paid during 1999.

      On July 28, 1999, the Board of Directors of High Worth Brewery declared a third dividend distribution entitling High Worth Holdings to a dividend of approximately RMB31,000,000, which was based on PRC GaaP financial statements. The dividend has been distributed by installments in order to avoid any disruption to High Worth Brewery's normal operating cash flow position.

16.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      (a) Interest paid during the years ended December 31, 1999, 1998 and 1997 was RMB14,689,647, RMB9,507,873 and RMB15,503,189,
            respectively.

      (b) In 1998, Zao Yang Brewery contributed RMB13,176,000 by means of property, plant and equipment to Zao Yang High Worth Brewery as capital contribution.

      (c) Income tax paid during the years ended December 31, 1999, 1998 and 1997 was RMB666,884, nil and nil, respectively.

CBR BREWING COMPANY, INC.

17.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

      (a)   Sales of beer products

            During the year ended December 31, 1997, sales to Blue Ribbon Group and its group of companies amounted to RMB8,773,809. No sales were made in 1999 or 1998.

      (b)   Purchases of packing materials

            During the years ended December 31, 1999, 1998 and 1997, the Group purchased packing materials from Blue Ribbon Group and its group of companies amounting to RMB29,840,747, RMB37,631,444 and RMB42,081,917, respectively.

      (c)   Purchases of beer products

            During the years ended December 31, 1999, 1998 and 1997, the Group purchased beer products from Blue Ribbon Noble amounting to RMB537,010,133, RMB621,380,760 and RMB675,247,962, respectively, for resale.

            During the years ended December 31, 1999, 1998 and 1997, the Group purchased beer products from Sichuan High Worth Brewery amounting to RMB21,458,166, RMB35,072,362 and RMB33,052,735, respectively, for resale.

      (d)   Royalty fee

            During the years ended December 31, 1999, 1998 and 1997, the royalty fee of RMB6,568,634, RMB6,886,720 and RMB7,086,075, respectively, was payable to Blue Ribbon Group in respect of the right to use Pabst trademarks in the PRC.

      (e)   Management fee

            The management fee paid to Blue Ribbon Group for years ended December 1999, 1998 and 1997 was nil, RMB3,780,000 and RMB3,780,000,
            respectively.

      (f)   Interest income

            Interest income from Blue Ribbon Group for the year ended December 31, 1997 was RMB5,535,977. No interest income was receivable in 1999 or 1998.

      (g)   Interest expense

            Interest expense for the year ended December 31, 1997 included RMB3,859,087 payable to Blue Ribbon Group and RMB1,717,133 payable to other related companies. No amounts were payable in 1999 or 1998.

      (h)   Amounts due from related companies

            The amounts due from related companies mainly represented receivable balances from Blue Ribbon Group and its group of companies. The balances with Blue Ribbon Group and its group of companies principally represented trade deposits received on behalf of the Group and expenses paid on their behalf. From December 31, 1998 onwards, the balances with related companies are unsecured, interest-free and repayable on demand.

CBR BREWING COMPANY, INC.

      (i)   Amounts due to related companies

            As of December 31, 1999 and 1998, the amounts due to related companies consist of payable balances to the following companies:

                                                                   As of December 31,
                                                            ----------------------------------
                                                                1999                1998
                                                                ----                ----
                                                                 RMB                 RMB
                                                            (in millions)       (in millions)
            American National Can (Zhaoqing) Co., Ltd.
              ("American National Can") ...............          6.5                 9.4
            Blue Ribbon Beverage Co., Ltd. ("Beverage")           --                 1.8
            Blue Ribbon Group .........................           --                15.6
            Sichuan High Worth Brewery ................          4.5                 4.2
            Other subsidiaries and associated companies
              of Blue Ribbon Group ....................          0.5                 0.1
                                                                ----                ----

                                                                11.5                31.1
                                                                ====                ====

            American National Can and Beverage are companies in which Blue Ribbon Group has equity interests.

            Sichuan High Worth Brewery is a company in which the Company had a 9% effective interest.

            The balances with group companies of Blue Ribbon Group, represented the balances arising from the purchases of raw materials from them.

            The balances are unsecured, interest-free and repayable on demand as of the balance sheet date.

      (j)   Advances from shareholders

            The details are provided in note 13.

CBR BREWING COMPANY, INC.

18.   STOCK OPTION PLAN AND COMMON STOCK CHANGES

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

      On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Amounts varying from 50% to 70% of such stock options vested on April 1, 1998, and the remainder stock vest in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005.

      Option activity for the Plan is summarized as follows:

                                                           Outstanding
                                                             options
                                                             -------
                                                                Weighted average
                                                        Number   exercise price
                                                      of shares    per share
                                                      ---------    ---------

      Outstanding January 1, 1998...................        --       US$  --
      Granted ......................................   280,000          3.97
                                                       -------       -------

      Outstanding at December 31, 1998 .............   280,000          3.97
      Cancelled ....................................   (42,000)         3.87
                                                       -------       -------

      Outstanding at December 31, 1999 .............   238,000       US$3.98
                                                       =======       =======

CBR BREWING COMPANY, INC.

      Additional information on options outstanding at December 31, 1999 is as follows:

                                                                         Options
                                                                     exercisable as
                                        Options outstanding          of December 31,
                                      as of December 31, 1999             1999
                                      -----------------------             ----
                                                       Weighted
                                                        average
                                                       remaining
                                    Number            contractual
      Exercise prices             outstanding        life (years)
      ---------------             -----------        ------------
      US$4.26.................       70,000                 2            52,500
      US$3.87.................      168,000                 6           136,800
                                    -------             -----           -------

                                    238,000              4.82           189,300
                                    =======             =====           =======

      At December 31, 1999 and 1998, 562,000 and 520,000 options, respectively, were available for future grant under the Plan.

      The stock options issued to non-employee directors were accounted for pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, the fair value of stock options is calculated according to the Black-Scholes pricing model with the following assumptions:

      Expected life of options......................................3 - 5 years
      Risk-free interest rate.......................................6.75%
      Expected volatility of underlying stock.......................100%
      Expected dividends............................................0%

      The total compensation expense for stock options issued to non-employee directors under the Plan recognized in the consolidated statements of income for the years ended December 31, 1999 and 1998 was RMB697,801 and RMB2,218,706, respectively. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected volatility of the Company's stock price. Because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the stock options.

      The Company continues to follow APB No. 25 "Accounting for Stock Issued to Employees", in accounting for its stock options issued to officers and employees. The fair value of the options granted during the year was estimated on the date of grant using the Black-Scholes pricing model with the assumptions listed above. Had compensation costs for the grants been determined under SFAS No. 123, the Company would have recorded RMB637,067 and RMB2,951,117 as additional compensation expense for the year ended December 31, 1999 and 1998, respectively, resulting in the pro forma net profit of RMB23,018,035 and RMB18,440,393 and earnings per share (basic and diluted) of RMB2.87 and RMB2.30, respectively.

CBR BREWING COMPANY, INC.

      Consulting Contract

      On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A Common Stock, which were recorded as a charge to operations at their estimated fair market value of RMB240,700. The contract expired on August 18, 1998 without any further compensation being paid to Worldwide Corporate Finance.

19.   RETIREMENT PLAN

      As stipulated by the PRC government regulations, High Worth Brewery and Blue Ribbon Marketing have defined contribution retirement plans for all their full-time staff. During the years ended December 31, 1999, 1998 and 1997, the monthly contributions of both High Worth Brewery and Blue Ribbon Marketing for full-time employees were calculated at 14.6% and 2%, respectively, of the basic salaries of the full-time employees. The pension costs expensed by the PRC group companies during the years ended December 31, 1999, 1998 and 1997 amounted to RMB2,507,459, RMB3,437,961 and RMB3,125,419, respectively.

      The Company did not have any retirement plan in operation until June 1, 1998. The monthly contribution of the Company for full-time staff is at 7% of the basic salary. The pension costs expensed by the Company were RMB177,919 and RMB114,211 in 1999 and 1998, respectively.

20.   FINANCIAL INSTRUMENTS

      The carrying amounts reported in the balance sheets at December 31, 1999 and 1998 for current assets and current liabilities, qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. Cash denominated in foreign currency has been translated at the applicable unified exchange rate.

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

      The sale and distribution of products under the "Pabst Blue Ribbon" brandname in 1999, 1998 and 1997 accounted for 98%, 99% and 99% of the Group's turnover, respectively. The Group purchases Pabst Blue Ribbon beer from Blue Ribbon Noble and is heavily dependent on Blue Ribbon Noble. Stoppages of production and/or supply from Blue Ribbon Noble for reasons within or outside their control could affect the Group's operation, although so far the Group has never encountered any problems in securing adequate supplies from Blue Ribbon Noble.

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

CBR BREWING COMPANY, INC.

22.   COMMITMENTS AND CONTINGENCIES

      Licensing and related matters

      Blue Ribbon Group entered into licensing arrangements with Pabst Brewing Company whereby Blue Ribbon Group was granted the exclusive right to produce and market products under four specific Pabst trademarks in the PRC, the non-exclusive right to market products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the trademarks to any other enterprise in the PRC. Pursuant to the terms of the sublicense agreement, High Worth Brewery was granted by Blue Ribbon Group the right in the Guangdong Province of the PRC to use two specific Pabst trademarks in its production, promotion, distribution and sale of beer under such trademarks. In addition, Blue Ribbon Group also granted the right to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer to High Worth Brewery or those enterprises owned by High Worth Brewery which are located outside Guangdong Province in the PRC. The sublicense agreement is valid until November 6, 2003. In consideration for the sublicense granted, High Worth Brewery is committed to pay Blue Ribbon Group a royalty fee of US$11.70 for each ton produced.

      A provisional agreement, subject to governmental approval, was made on May 10, 1995 among the Company and a subsidiary, the group companies of Noble China Inc., and Blue Ribbon Group to the effect that:

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

            Subsequent to the signing of the provisional agreement, the Company, Blue Ribbon Group and Goldjinsheng have attempted to complete the respective separate definitive agreements. In December 1996, Blue Ribbon Group and Goldjinsheng advised the Company that they intended to modify some of the terms of the provisional agreement and to propose incorporating those modifications in the respective separate definitive agreements.
            In addition, the negotiation process was interrupted by the previously described Sichuan Brewery issue in 1997 and 1998 and the Pabst trademark issue in 1999. The Company believes that the delays in completing the separate definitive agreements will not have a material effect on the validity of the terms and provisions contained in the provisional agreement.

CBR BREWING COMPANY, INC.

      Another agreement was made among Goldjinsheng, Blue Ribbon Group and Blue Ribbon Noble on May 10, 1995 to the effect that Blue Ribbon Noble agreed to pay Blue Ribbon Group a management fee of RMB2,035,000 per annum for a period of five years commencing January 1, 1995.

      An agreement was made between Blue Ribbon Group and High Worth Brewery on December 31, 1995 to the effect that High Worth Brewery agreed to pay Blue Ribbon Group a management fee of RMB3,780,000 per annum for a period of three years commencing on January 1, 1996 (see note 17(e)).

      In November 1997, Blue Ribbon Group advised the Company that it believed it had the right to brew Pabst Blue Ribbon beer in the PRC either by itself or through one or more of its affiliates. Blue Ribbon Group therefore established a wholly-owned subsidiary, Sichuan Brewery in E Mei Shan, Le Shang City, Sichuan Province of the PRC for the production of Pabst Blue Ribbon beer in 1998.

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

      (iii) Sichuan Brewery will be restructured and renamed as Sichuan Blue Ribbon High Worth Brewery E Mei Limited ("Sichuan High Worth"). High Worth Brewery, Blue Ribbon Group and E Mei Brewery will own 51%, 20% and 29%, respectively, of the equity in Sichuan High Worth. The existing assets in Sichuan Brewery are to be revalued to determine the fair market value prior to the formal transfer of share equity.

      On December 31, 1998, Blue Ribbon Group transferred all of its equity interest in Sichuan Brewery to E Mei Brewery and Wai Shun, respectively. Wai Shun is an unaffiliated Hong Kong company.

CBR BREWING COMPANY, INC.

      On January 19, 1999, an Equity Transfer Agreement was signed by High Worth Brewery, E Mei Brewery and Wai Shun with the following major terms and provisions:

      (i) High Worth Brewery has been granted, without payment of any consideration, a 15% equity interest in Sichuan Brewery. The 15% interest is non-transferable unless High Worth Brewery pays a subscription of RMB9,414,000 or subsequently exercises its option referred to in (ii) below. The remaining 55% and 30% interest in Sichuan Brewery are owned by E Mei Brewery and Wai Shun, respectively.

      (ii) High Worth Brewery is granted a three-year option to increase its equity to 51% at a fixed cost.

      On June 5, 1999, a formal Joint Venture Agreement was signed among E Mei Brewery, High Worth Brewery and Wai Shun to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The business of Sichuan Brewery was transferred to Sichuan High Worth Brewery. The total registered and paid up capital of Sichuan High Worth Brewery was RMB51,221,258. High Worth Brewery's 15% equity interest is consideration-free but is entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement and the relevant legal documents have been approved by local government authorities. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

      Noble China Inc., a public company listed on the Toronto Stock Exchange, issued a press release on May 27, 1999 to announce that it had acquired from Pabst Brewing Company the exclusive rights to brew and distribute Pabst Blue Ribbon beer throughout China for a period of 30 years from 2003 to 2033. Noble China Inc. has issued subsequent press releases reiterating this information. Although the Company to date has been unable to verify whether such a license has in fact been granted to Noble China Inc., the terms of any such license, and whether it is subject to any conditions, the Company believes that some form of a license was granted to Noble China Inc. by Pabst Brewing Company. Management has consulted with legal counsel regarding the legitimacy of the purported license and the Company's potential responses. In addition, management has consulted with Guangdong Blue Ribbon, the owner of the Pabst Blue Ribbon trademark in China, regarding potential responses, and has met with representatives of Noble China Inc. in an attempt to explore a potential settlement.

      Management of the Company has requested that Guangdong Blue Ribbon take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Guangdong Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Guangdong Blue Ribbon has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. However, if Noble China Inc. has obtained the exclusive right to brew and distribute Pabst Blue Ribbon beer in China beginning in 2003, the inability of the Company to obtain a sub-license from Noble China Inc. on acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

CBR BREWING COMPANY, INC.

      Operating lease commitments

      The Group leases premises under various operating leases which do not contain any renewal and escalation clauses. Rental expense under operating leases was RMB1,851,307, RMB374,138 and RMB257,776 in 1999, 1998 and 1997,
      respectively.

      As of December 31, 1999, the Company was obliged under operating leases requiring minimum rentals as follows:

                                                                         RMB
      Year ending December 31,
      2000...........................................................  472,512
      2001...........................................................  196,880
                                                                       -------

                                                                       669,392
                                                                       =======

                        ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                        (Registered in the People's Republic of China)

                        Report and Financial Statements
                        For the year ended December 31, 1999

ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
(Registered in the People's Republic of China)

REPORT AND FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


CONTENTS                                                                                                PAGES

REPORT OF INDEPENDENT AUDITORS............................................................              F - 1


BALANCE SHEETS............................................................................              F - 2


STATEMENTS OF INCOME......................................................................              F - 3


STATEMENTS OF EQUITY......................................................................              F - 4


STATEMENTS OF CASH FLOWS..................................................................              F - 5


NOTES TO FINANCIAL STATEMENTS.............................................................              F - 6


REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CBR BREWING COMPANY, INC.

We have audited the accompanying balance sheets of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1999 and 1998, and the related statements of income, equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

We draw your attention to note 18 to the financial statements which state that the Company is exposed to certain risks through its operations in the People's Republic of China.



/s/ Deloitte Touche Tohmatsu
Hong Kong
March 31, 2000

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

                                 BALANCE SHEETS

                                                                                      As of December 31,
                                                                      --------------------------------------------------
                                                                       1999                  1999                  1998
                                                                       ----                  ----                  ----
                                                                        US$                   RMB                   RMB
                                                                     (Note 3)
                                                        ASSETS
Current assets:
  Cash and cash equivalents.................................          10,652,927           88,419,292            93,849,941
  Accounts receivable, net of allowance for
    doubtful accounts of RMB2,137,528 and
    RMB2,218,303 for 1999 and 1998,
    respectively (note 4)...................................                -                    -                  185,954
  Bills receivable (note 5).................................           8,248,795           68,465,000            41,363,000
  Inventories (note 6)......................................           6,770,646           56,196,361            35,132,183
  Prepayments and deposits..................................             201,591            1,673,213             1,867,440
  Amounts due from related companies, net of allowance
    for doubtful accounts of Nil and RMB6,000,000
    for 1999 and 1998, respectively (note 15a)..............          23,904,165          198,404,570           218,728,588
                                                                     -----------          -----------           -----------

Total current assets........................................          49,778,124          413,158,436           391,127,106

Property, plant and equipment, net (note 7).................          51,192,008          424,893,664           450,201,615
                                                                     -----------          -----------           -----------

Total assets................................................         100,970,132          838,052,100           841,328,721
                                                                     ===========          ===========           ===========

                                                LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable..........................................           1,661,704           13,792,141            34,908,825
  Accrued liabilities.......................................           4,203,994           34,893,148            42,274,479
  Employee welfare and incentive fund.......................           3,418,760           28,375,711            15,466,258
  Amounts due to related companies (note 15b)...............             911,579            7,566,108            13,491,827
  Sales taxes payable (note 9)..............................           1,684,897           13,984,644            57,675,414
  Income taxes payable (note 8).............................           6,668,312           55,346,988            21,196,523
                                                                     -----------          -----------           -----------

Total current liabilities...................................          18,549,246          153,958,740           185,013,326
                                                                     -----------          -----------           -----------

Long-term liabilities:
  Deferred income taxes (note 8)............................             843,373            7,000,000             4,700,000
                                                                     -----------          -----------           -----------

Commitments and contingencies (note 19)..............

Shareholders' equity:
Contributed capital.........................................          57,342,169          475,940,000           475,940,000
General reserve and enterprise development funds
  (note 12).................................................           3,907,102           32,428,949            26,762,766
Retained earnings (note 13).................................          20,328,242          168,724,411           148,912,629
                                                                     -----------          -----------           -----------

Total equity................................................          81,577,513          677,093,360           651,615,395
                                                                     -----------          -----------           -----------

Total liabilities and equity................................         100,970,132          838,052,100           841,328,721
                                                                     ===========          ===========           ===========

               See accompanying notes to the financial statements

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

                              STATEMENTS OF INCOME

                                                                               Year Ended December 31,
                                                            ----------------------------------------------------------
                                                            1999              1999             1998              1997
                                                            ----              ----             ----              ----
                                                             US$               RMB              RMB               RMB
                                                          (Note 3)
Sales:
  Related parties (note 15c)...................          64,704,164       537,044,558       621,662,823      677,910,031
  Unrelated parties............................               7,540            62,589            39,574             -
                                                        -----------       -----------       -----------      -----------

                                                         64,711,704       537,107,147       621,702,397      677,910,031
Sales taxes (note 9)...........................          (2,807,127)      (23,299,155)      (37,232,677)     (38,231,436)
                                                        -----------       -----------       -----------      -----------

Net sales......................................          61,904,577       513,807,992       584,469,720      639,678,595
Cost of sales, including inventory purchased
  from related companies of RMB86,716,508,
  RMB87,441,651 and RMB92,468,404 in 1999,
  1998 and 1997, respectively, and royalty fee
  paid to a related company of RMB12,033,486,
  RMB13,882,131 and RMB14,317,306 in 1999,
  1998 and 1997, respectively (note 15c).......         (38,125,014)     (316,437,623)     (407,211,273)    (460,616,470)
                                                        -----------       -----------       -----------      -----------

Gross profit...................................          23,779,563       197,370,369       177,258,447      179,062,125
Selling, general and administrative expenses,
  including management fee paid to a related
  company of RMB2,035,000 in 1999, 1998 and
  1997 (note 15c)..............................          (3,883,433)      (32,232,488)      (47,955,747)     (36,193,085)
                                                        -----------       -----------       -----------      -----------

Operating income...............................          19,896,130       165,137,881       129,302,700      142,869,040
Interest income................................             198,840         1,650,372         2,406,192        2,078,006
Other income, including rental income received
  from a related company of RMB2,120,012 and
  RMB1,568,864 in 1999 and 1998,  respectively
  (note 15c) ..................................             550,441         4,568,662         2,819,195             -
Interest expense...............................              (6,256)          (51,926)          (73,506)      (1,458,454)
                                                        -----------       -----------       -----------      -----------

Income before income taxes.....................          20,639,155       171,304,989       134,454,581      143,488,592
Income taxes (note 8)..........................          (5,167,115)      (42,887,055)       (8,226,523)     (21,331,616)
                                                        -----------       -----------       -----------      -----------

Net income.....................................          15,472,040       128,417,934       126,228,058      122,156,976
                                                        ===========       ===========       ===========      ===========

               See accompanying notes to the financial statements

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

                              STATEMENTS OF EQUITY

                                                                        General
                                                                      reserve and
                                                                      enterprise
                                                  Contributed         development           Retained
                                                    Capital              funds              earnings             Equity
                                                    -------              -----              --------             ------
                                                      RMB                 RMB                  RMB                RMB
                                                   (Note 10)           (Note 12)            (Note 13)
Balance at January 1, 1997.................          475,940,000          14,506,926         116,482,394        606,929,320
Net income for the year....................                 -                   -            122,156,976        122,156,976
Appropriation of:
  Reserve..................................                 -              6,536,953          (6,536,953)              -
  Dividend.................................                 -                   -            (86,033,779)       (86,033,779)
                                                     -----------          ----------         -----------        -----------

Balance at December 31, 1997...............          475,940,000          21,043,879         146,068,638        643,052,517
Net income for the year....................                 -                   -            126,228,058        126,228,058
Appropriation of:
  Reserve..................................                 -              5,718,887          (5,718,887)              -
  Dividend.................................                 -                   -           (117,665,180)      (117,665,180)
                                                     -----------          ----------         -----------        -----------

Balance at December 31, 1998...............          475,940,000          26,762,766         148,912,629        651,615,395
Net income for the year....................                 -                   -            128,417,934        128,417,934
Appropriation of:
  Reserve..................................                 -              5,666,183          (5,666,183)              -
  Dividend.................................                 -                   -           (102,939,969)      (102,939,969)
                                                     -----------          ----------         -----------        -----------

Balance at December 31, 1999...............          475,940,000          32,428,949         168,724,411        677,093,360
                                                     ===========          ==========         ===========        ===========

Translated to US$
Balance at December 31, 1999
  (note 3).................................           57,342,169           3,907,102          20,328,242         81,577,513
                                                     ===========          ==========         ===========        ===========

               See accompanying notes to the financial statements

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

                            STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                              -----------------------------------------------------------
                                                               1999             1999             1998              1997
                                                               ----             ----             ----              ----
                                                                US$              RMB              RMB               RMB
                                                             (Note 3)
Cash flows from operating activities:
Net income.......................................            15,472,040      128,417,934       126,228,058      122,156,976
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization....................             4,236,017       35,158,936        38,035,235       34,609,646
Deferred income taxes............................               277,108        2,300,000        (7,500,000)       3,200,000
Allowance for doubtful accounts..................              (732,623)      (6,080,775)        7,178,852       (1,207,252)
Changes in operating assets and liabilities:
(Increase) decrease in -
Accounts receivable..............................                32,136          266,729           991,442        6,074,263
Bills receivable.................................            (3,265,301)     (27,102,000)      (16,613,000)     (24,750,000)
Inventories......................................            (2,537,853)     (21,064,178)          724,815        4,720,953
Prepayments and deposits.........................                23,401          194,227        10,808,407       27,529,956
Amounts due from related companies...............             3,171,568       26,324,018        (7,649,067)     (40,728,721)
Increase (decrease) in -
Accounts payable and accrued liabilities.........            (3,433,496)     (28,498,015)      (13,538,730)      (3,387,934)
Employee welfare and incentive fund..............             1,555,356       12,909,453         3,558,018        5,690,931
Amounts due to related companies.................              (713,942)      (5,925,719)      (35,211,563)      19,416,572
Sales taxes payable..............................            (5,263,948)     (43,690,770)       (3,900,548)      11,032,665
Income taxes payable.............................             4,114,514       34,150,465        10,282,922       (2,121,820)
                                                            -----------      -----------       -----------      -----------

Net cash provided by operating activities........            12,934,977      107,360,305       113,394,841      162,236,235
                                                            -----------      -----------       -----------      -----------

Cash used in investing activities:
Purchases of property, plant and equipment.......            (1,186,866)      (9,850,985)      (23,537,127)     (65,828,674)
                                                            -----------      -----------       -----------      -----------

Cash flows from financing activities:
Repayment of bank loans..........................                  -                -           (1,500,000)     (12,000,000)
Dividend paid....................................           (12,402,406)    (102,939,969)     (116,820,447)     (86,033,779)
                                                            -----------      -----------       -----------      -----------

Cash used in financing activities................           (12,402,406)    (102,939,969)     (118,320,447)     (98,033,779)
                                                            -----------      -----------       -----------      -----------

Net decrease in cash and cash equivalents........              (654,295)      (5,430,649)      (28,462,733)      (1,626,218)
Cash and cash equivalents  at beginning of year..            11,307,222       93,849,941       122,312,674      123,938,892
                                                            -----------      -----------       -----------      -----------

Cash and cash equivalents at end of year.........            10,652,927       88,419,292        93,849,941      122,312,674
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

         Since commencement of business on November 6, 1993, the Company has principally been engaged in the production and sale of beer products in the PRC. The Company's principal product is Blue Ribbon beer produced and sold under non-exclusive Pabst trademarks which were granted by Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group") (see note
         19), an unrelated PRC owned enterprise. Malt, rice, hops, water and packing materials are the major raw materials in the production of Blue Ribbon beer. Effective July 1, 1995, all beer products produced by the Company were sold to Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing"), which was formed to promote and distribute beer products. Blue Ribbon Marketing is 70% owned by Zhaoqing Brewery, which acts as a nominee on behalf of Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery") and 30% owned directly by Blue Ribbon Group. The Blue Ribbon Group also owns indirectly 28% of Blue Ribbon Marketing.

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

         On January 20, 1998, Goldjinsheng and Zhaoqing Brewery entered into an agreement which stipulated that their respective interests in the Company will be transferred to Linchpin Holdings Limited ("Linchpin"), another wholly-owned subsidiary of Noble China Inc., and High Worth Brewery, respectively. Upon receipt of approval from and registration by the relevant authorities, Linchpin and High Worth Brewery will own 60% and 40% equity interests in the Company, respectively.

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

         Depreciation and amortization are provided using the straight-line method to write off the cost of property, plant and equipment over the estimated useful lives as follows:

         Land use rights...................................................     20 years
         Buildings.........................................................     20 years
         Plant, machinery and equipment....................................     15 years
         Motor vehicles....................................................     10 years
         Leasehold improvement.............................................     5 years

         Construction in progress is stated at cost which comprises the direct costs of buildings, plant under construction and deposits and prepayments made on machinery pending installation. Cost comprises the direct cost of construction and finance expenses arising from borrowings used to finance the construction of buildings, plant and machinery until the construction, installation and testing are complete. No depreciation is provided until the relevant assets are available for commercial use.

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

         Income taxes - Income taxes are determined under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or recognized. The effects of tax rate changes on future deferred tax liabilities and deferred tax benefits, as well as other changes in income tax laws, are recognized in net earnings in the period when such changes are enacted.

         Revenue recognition - Sales represent the invoiced value of goods sold, net of returns and discounts. Sales and sales discounts are recognized upon delivery of goods to customers.

         Advertising expenses - Advertising expenses are charged to expense in the statements of income as incurred. Advertising expense was RMB701,504, RMB809,660 and RMB1,112,611, for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Effects of recent accounting standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments embedded in other contracts, and for hedging activities, and requires that all derivatives be recognized either as assets or liabilities in the statement of financial position and be measured at fair value. SFAS No. 133 will be effective for the Company's year ending December 31, 2001. The Company has not determined the impact, if any, on its financial position, results of operations or cash flows.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable comprise:

                                                                                             1999                  1998
                                                                                             ----                  ----
                                                                                              RMB                   RMB
         Accounts receivables - trade...............................................        2,137,528             2,404,257
         Less: Allowance for doubtful accounts......................................       (2,137,528)           (2,218,303)
                                                                                            ---------             ---------

                                                                                                 -                  185,954
                                                                                            =========             =========

         Movement of allowance for doubtful accounts:

                                                                                1999              1998              1997
                                                                                ----              ----              ----
                                                                                 RMB               RMB               RMB
         Balance as at January 1.....................................         2,218,303          1,039,451        2,246,703
         (Written back) provided during the year.....................           (80,775)         1,178,852       (1,207,252)
                                                                              ---------          ---------        ---------

         Balance as at December 31...................................         2,137,528          2,218,303        1,039,451
                                                                              =========          =========        =========

         No amounts have been written off during the years presented.


5.       BILLS RECEIVABLE

         Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)


6.       INVENTORIES

                                                                                             1999                  1998
                                                                                             ----                  ----
                                                                                              RMB                   RMB
         Inventories comprise:

         Raw materials..............................................................       28,880,574            26,813,545
         Work in progress...........................................................        9,341,109             7,213,397
         Finished goods.............................................................       17,974,678             1,105,241
                                                                                           ----------            ----------

                                                                                           56,196,361            35,132,183
                                                                                           ==========            ==========

7.       PROPERTY, PLANT AND EQUIPMENT

                                                                                             1999                  1998
                                                                                             ----                  ----
                                                                                              RMB                   RMB
         At cost:
           Land use rights and buildings............................................      180,674,140           180,614,940
           Plant, machinery and equipment...........................................      429,487,508           422,976,336
           Motor vehicles...........................................................        7,400,665             7,238,620
           Leasehold improvements...................................................        5,118,568                  -
           Construction in progress.................................................             -                2,000,000
                                                                                          -----------           -----------

           Total....................................................................      622,680,881           612,829,896
           Less: Accumulated depreciation and amortization..........................     (197,787,217)         (162,628,281)
                                                                                          -----------           -----------

                                                                                          424,893,664           450,201,615
                                                                                          ===========           ===========

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

         With a tax concession obtained from the PRC tax authority, the Company is exempt from income taxes for the two financial years commencing with its first profitable year of operations, and thereafter with a 50% reduction for the next three financial years. For the years ended December 31, 1998 and 1997, current income taxes based on the 50% reduction rule were provided. For the year ended December 31, 1999, current income taxes were fully provided at the statutory rate as the tax concession period has expired.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)


8.       INCOME TAXES - continued

         The aggregate income tax benefit from the tax exemption and reduction status for the years ended December 31, 1998 and 1997 amounted to approximately RMB19,500,000 and RMB22,300,000, respectively.

         The reconciliation of the effective income tax rate of the Company to the relevant statutory income tax rate in the PRC is as follows:

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                              1999             1998              1997
                                                                              ----             ----              ----
         Statutory tax rate...................................                27%              27%               27%
         Tax holiday..........................................                 -              (15%)             (15%)
         (Resolution) accrual of estimated tax
           adjustments........................................                 -               (6%)               3%
         Income exempted by tax authority.....................                (1%)              -                 -
                                                                             ------           ------            ------

         Effective tax rate...................................                26%               6%               15%
                                                                             ======           ======            ======

         The provision for income taxes consists of the following:

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                              1999             1998              1997
                                                                              ----             ----              ----
                                                                               RMB              RMB               RMB

         Current..............................................             40,587,055         15,726,523       18,131,616
         Deferred.............................................              2,300,000         (7,500,000)       3,200,000
                                                                           ----------         ----------       ----------

                                                                           42,887,055          8,226,523       21,331,616
                                                                           ==========         ==========       ==========

         There are no material temporary differences.

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

11. FOREIGN CURRENCY EXCHANGE

      The People's Bank Of China ("PBOC") and the State Exchange Administration Bureau jointly pronounced a new policy on foreign currency exchange transactions in the PRC. Commencing from December 1, 1998, foreign currency exchanges adjustment services for the foreign invested enterprises ("FIE"), which were previously provided by the SWAP centers within the PRC, will be cancelled. From this date onwards, FIEs can only transact foreign currency deals though those authorized banks in the PRC at the prevailing exchange rates quoted by the PBOC and, accordingly, all the SWAP centers presently established in the PRC will be closed.

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

      The exchange rate of the RMB equivalent of US$1.00 as of December 31, 1999, 1998 and 1997 was approximately RMB8.30.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

12. GENERAL RESERVE AND ENTERPRISE DEVELOPMENT FUNDS

      As stipulated by the relevant laws and regulations for foreign investment enterprises, the Company is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentages of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of income. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the Company. Under the joint venture agreement, the board of directors shall determine the appropriations with regard to the economic situation of the Company. The percentages of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund for 1999 have already been determined by the board of directors, and the appropriations have been reported in the statutory financial statements.

13. RETAINED EARNINGS

      As described in note 2, the net income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make profit distributions in foreign currency to the extent it is available. Otherwise, it will be necessary to convert such distributions at an exchange center. As of December 31, 1999 and 1998, the retained earnings calculated according to PRC GAAP available for distribution amounted to approximately RMB101,991,000 and RMB102,940,000, respectively.

14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Interest paid during the years ended December 31, 1999, 1998 and 1997 was RMB51,926, RMB73,506 and RMB1,458,454, respectively. Income tax paid for the years ended December 31, 1999, 1998 and 1997 was RMB6,436,590, RMB5,443,601 and RMB20,253,436, respectively.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

15. RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

      (a)   Amounts due from related companies

            The amounts receivable from related companies mainly represented the receivable balances from companies of the Blue Ribbon Group, Goldjinsheng and Blue Ribbon Marketing amounting to approximately RMB3,196,000, RMB38,000 and RMB195,171,000, respectively, for 1999 and RMB5,011,000, RMB634,000 and RMB219,083,000, respectively, for 1998.

            The balances with Blue Ribbon Group and Goldjinsheng principally represented expenses paid by the Company on their behalf.

            The balance with Blue Ribbon Marketing was operating in nature and principally represented accounts receivable from sales of finished goods. An allowance for doubtful accounts amounting to nil and RMB6,000,000 has been maintained in 1999 and 1998, respectively.

            The amounts receivable from related companies are unsecured, interest-free and repayable on demand.

      (b)   Amounts due to related companies

            As of December 31, 1999 and 1998, the amounts due to related companies principally represented balances arising from the purchases of raw materials from American National Can (Zhaoqing) Co., Ltd. and Zhaoqing Blue Ribbon Carton Manufacturing Co. in which Blue Ribbon Group has equity interests.

            The balances are unsecured, interest-free and repayable on demand.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

15. RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

      (c)   Related party transactions

            The Company had transactions with companies in which Blue Ribbon Group or High Worth Brewery have equity interests. The significant transactions are summarized below:

                                                      Year ended December 31,
                                                      -----------------------
                                                 1999          1998          1997
                                                 ----          ----          ----
                                                  RMB           RMB           RMB
Sales of beer products to
  Blue Ribbon Marketing................       537,010,133   621,380,760   675,247,962
  Blue Ribbon Group....................             3,014       282,063     2,662,069
  American National Can (Zhaoqing)
    Co., Ltd...........................            31,411            --            --

Purchases of raw materials from
  American National
    Can (Zhaoqing) Co., Ltd............        77,642,936    65,363,737    71,436,977
  Zhaoqing Blue
    Ribbon Carton Manufacturing Co.....         9,034,659    17,196,043    21,031,427
  Blue Ribbon Marketing................                --     4,720,679            --
  High Worth Brewery...................            38,913       161,192            --

Royalty fee paid to Blue
  Ribbon Group.........................        12,033,486    13,882,131    14,317,306

Management fee paid to
  Blue Ribbon Group....................         2,035,000     2,035,000     2,035,000

Rental income received from
  Blue Ribbon Marketing................         2,120,012     1,568,864            --
                                              ===========   ===========   ===========

16. RETIREMENT PLAN

      As stipulated by the PRC government regulations, the Company has defined contribution retirement plans for all its full-time employees. The Company and its employees are required to contribute to the PRC insurance companies organized by the PRC government which are responsible for the payment of pension benefits to retired employees. The monthly contributions of the Company and the full-time employees were calculated at 14.6% and 2%, respectively, of the basic salaries of the full-time employees. The pension costs expensed by the Company for the years ended December 31, 1999, 1998 and 1997 amounted to RMB1,076,919, RMB936,232 and
      RMB847,516, respectively.

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                 (Registered in the People's Republic of China)

17. FINANCIAL INSTRUMENTS

      The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments approximate their fair values because of the short maturity of such instruments.

18. CONCENTRATION OF RISKS

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

      The Company sold almost 100% of its products to Blue Ribbon Marketing in 1999, 1998 and 1997, respectively, and is heavily dependent on the sales to the related company.

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

      The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, the Company is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced (see note 15c).

      A provisional agreement, subject to governmental approval, was made on May 10, 1995 among CBR and a subsidiary, the group companies of Noble China Inc., and Blue Ribbon Group to the effect that:

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

      Another agreement was made on May 10, 1995 among Goldjinsheng, Blue Ribbon Group and the Company to the effect that the Company agreed to pay Blue Ribbon Group management fees of RMB2,035,000 per annum for a period of five years commencing January 1, 1995 (see note 15c).

      For contingencies related to concentration of risks, see note 18.

                                INDEX TO EXHIBITS

Exhibit
Number         Description of Document
-------        ------------------------

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

10.9    (P)    Transferring Agreement dated May 20, 1994 among Pabst
               Zhaoqing, Pabst US and Guangdong Blue Ribbon, with English
               Translation.(3)

10.10   (P)    Deed dated December 5, 1994 between Oriental Win and Holdings regarding the Shareholder Loan, with supplementary documentation.(3)

10.11 Long Term Purchase Agreement dated April 1, 1995 between the Marketing Company and Zhaoqing Brewery (English
               Translation).(4)

10.12 Long Term Purchase Agreement dated July 11, 1995 between the Marketing Company and Noble Brewery (English Translation).(4)

10.13   (C)    1998 Stock Option Plan.(5)

Exhibit
Number         Description of Document
--------       ------------------------

10.14 Joint Venture Agreement dated January 13, 1998 between High Worth JV and Zao Yang Brewery regarding Zao Yang High Worth Brewery (English Translation).(5)

10.15 Joint Venture Agreement dated October 18, 1999 between March International Group Limited, Jilin Province Juetai City Brewery and Jilin Province Chuang Xiang Zhi Yie Ltd. regarding Jilin Lianli Brewery (English Translation).(6)

21             Subsidiaries of the Company.(6)

23             Consent of Independent Auditors.(6)

27    (E)      Financial Data Schedule.(6)

----------

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

(5) Filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(6)   Filed herein.

(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-K.

(C)   Indicates compensatory plan, agreement or arrangement.

(E)   Indicates electronic filing only.