Form 10-Q
period 2000-03-31
CBR BREWING CO INC
filed 2000-05-11
CIK 846012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2000


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



                                 Not applicable
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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


                                     INDEX



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets (Unaudited) - March 31, 2000 and December 31, 1999

                  Consolidated Statements of Income (Unaudited) - Three Months Ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2000 and 1999


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                  March 31, 2000            December 31, 1999
                                             ------------------------   -------------------------
                                                 RMB          USD           RMB           USD
                                             -----------   ----------   -----------   -----------
ASSETS
Current assets:
  Cash                                        90,539,406   10,908,362   106,052,616    12,777,424
  Accounts and bills receivable, net         127,953,586   15,416,095    76,169,793     9,177,084
  Inventories (Note 2)                        55,323,473    6,665,479    73,241,948     8,824,331
  Amounts due from related companies          27,686,257    3,335,694    24,646,810     2,969,495
  Prepayments, deposits and other
   receivables                                31,082,630    3,744,895    35,992,390     4,336,433
                                             -----------  -----------   -----------   -----------

  Total current assets                       332,585,352   40,070,525   316,103,557    38,084,767

Interest in an associated company
  (Note 4)                                   261,260,720   31,477,195   251,642,290    30,318,348

Property, plant and equipment, net           254,844,634   30,704,173   243,971,176    29,394,117

Non-current assets                             8,062,690      971,408    10,750,253     1,295,212
                                             -----------  -----------   -----------   -----------

  Total assets                               856,753,396  103,223,301   822,467,276    99,092,444
                                             ===========  ===========   ===========   ===========


                                   (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)


                                                 March 31, 2000            December 31, 1999
                                           -------------------------   -------------------------
                                               RMB           USD           RMB          USD
                                           -----------   -----------   -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                          121,359,938    14,621,679   115,390,788    13,902,505
  Capital lease obligations                  2,179,243       262,559     2,847,911       343,122
  Accounts payable
   and accrued liabilities                 169,011,719    20,362,858   124,242,548    14,968,983
  Amounts due to related companies           8,912,336     1,073,775    11,535,893     1,389,867
  Amount due to an associated company      201,250,884    24,247,094   194,894,527    23,481,268
  Income taxes payable                      10,583,829     1,275,160     8,944,091     1,077,601
  Sales taxes payable                       16,546,408     1,993,544    19,219,699     2,315,626
                                           -----------   -----------   -----------   -----------

  Total current liabilities                529,844,357    63,836,669   477,075,457    57,478,972
                                           -----------   -----------   -----------   -----------

Long-term liabilities:
  Bank borrowings                           10,000,000     1,204,819    10,000,000     1,204,819
                                           -----------   -----------   -----------   -----------

  Total long-term liabilities               10,000,000     1,204,819    10,000,000     1,204,819
                                           -----------   -----------   -----------   -----------

Minority interests (Note 6)                 70,736,921     8,522,521    72,117,416     8,688,845
                                           -----------   -----------   -----------   -----------

Shareholders' advances and shareholders' equity:

Advances from shareholders (Note 3)         14,687,680     1,769,600    36,719,200     4,424,000
                                           -----------   -----------   -----------   -----------

Common stock (Note 5)
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding                   4,273           515         4,273           515
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                   2,559           308         2,559           308
Additional paid-in capital                 107,361,842    12,935,162   107,187,393    12,914,144
General reserve and enterprise
  development funds                         14,074,390     1,695,710    14,074,390     1,695,710
Retained earnings                          110,041,374    13,257,997   105,286,588    12,685,131
                                           -----------   -----------   -----------   -----------

  Total shareholders' equity               231,484,438    27,889,692   226,555,203    27,295,808
                                           -----------   -----------   -----------   -----------

  Total shareholders' advances and
   shareholders' equity                    246,172,118    29,659,292   263,274,403    31,719,808
                                           -----------   -----------   -----------   -----------

  Total liabilities, shareholders'
   advances and shareholders'
   equity                                  856,753,396   103,223,301   822,467,276    99,092,444
                                           ===========   ===========   ===========   ===========




        See accompanying notes to the consolidated financial statements.
                                       4

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                   Three Months Ended       Three Months Ended
                                                     March 31, 2000           March 31, 1999
                                              ---------------------------   -------------------
                                                   RMB            USD               RMB
                                              ------------   ------------   -------------------

Sales, including sales to related
  companies of RMB nil and RMB
  nil for the three months
  ended March 31, 2000 and 1999,
  respectively                                 303,222,003    36,532,771         284,845,330
Sales taxes                                     (6,243,169)     (752,189)         (5,232,782)
                                              ------------   -----------        ------------

Net sales                                      296,978,834    35,780,582         279,612,548
Cost of sales, including inventory
  purchased from related companies of
  RMB 142,444,622 and RMB 171,637,862
  for the three months ended March 31,
  2000 and 1999, respectively; and
  royalty fee paid to a related
  company of RMB 1,523,708 and
  RMB 1,810,585 for the three months
  ended March 31, 2000 and 1999,
  respectively                                (230,172,128)  (27,731,581)       (218,517,477)
                                              ------------   -----------        ------------

Gross profit                                    66,806,706     8,049,001          61,095,071

Selling, general and administrative
  expenses, including management
  fee paid to a related company of
  RMB nil and RMB nil for the
  three months ended March 31, 2000
  and 1999, respectively                       (66,855,710)   (8,054,905)        (54,356,004)
Fair value of warrants, stock options
  and common stock issued for services
  rendered (Note 5)                               (174,449)      (21,018)           (174,452)
                                              ------------    ----------        ------------

Operating income (loss)                           (223,453)      (26,922)          6,564,615
Foreign exchange losses                                  -             -                   -
Interest expense, including interest
  paid to related companies of
  RMB nil and RMB 355,068 for
  the three months ended March 31,
  2000 and 1999, respectively                   (3,033,469)     (365,478)         (3,161,273)
                                              ------------   -----------        ------------

Income (loss) before income taxes               (3,256,922)     (392,400)          3,403,342
Income taxes                                    (1,639,738)     (197,559)         (2,537,829)
                                              ------------   -----------        ------------


                                   (continued)
                                       5

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)(CONTINUED)



                                                  Three Months Ended        Three Months Ended
                                                    March 31, 2000            March 31, 1999
                                              --------------------------    ------------------
                                                   RMB            USD                RMB
                                              ------------   -----------    ------------------
Income (loss) before equity in earnings
 of an associated company                       (4,896,660)     (589,959)            865,513

Equity in earnings of an associated
  company                                        9,618,430     1,158,847           9,684,548
                                              ------------   -----------        ------------

Income before minority interests                 4,721,770       568,888          10,550,061
Minority interests                                  33,016         3,978          (3,060,230)
                                              ------------   -----------        ------------

Net income                                       4,754,786       572,866           7,489,831
                                              ============   ===========        ============

Net income per common share (Note 1)
  - Basic                                             0.59          0.07                0.94
                                              ============   ===========        ============
  - Diluted                                           0.59          0.07                0.94
                                              ============   ===========        ============

Weighted average number of common
  shares outstanding
    - Basic                                      8,010,013     8,010,013           8,010,013
                                              ============   ===========        ============
    - Diluted                                    8,010,013     8,010,013           8,010,013
                                              ============   ===========        ============



        See accompanying notes to the consolidated financial statements.
                                       6

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Three Months Ended      Three Months Ended
                                                            March 31, 2000         March 31, 1999
                                                     --------------------------  ------------------
                                                         RMB            USD              RMB
                                                     ------------   -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             4,754,786       572,866           7,489,831
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Fair value of warrants, stock options
     and common stock issued for services
     rendered                                            174,449        21,018             174,452
   Allowance for doubtful accounts                     5,013,272       604,009           3,005,580
   Depreciation and amortization                       9,236,797     1,112,867           7,106,757
   Minority interests                                    (33,016)       (3,978)          3,060,230
   Equity in earnings of an associated company        (9,618,430)   (1,158,847)         (9,684,548)

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                     (56,797,065)   (6,843,020)        (21,249,534)
   Inventories                                        17,918,475     2,158,852         (10,814,666)
   Amounts due from related companies                 (3,039,447)     (366,198)         (4,999,821)
   Prepayments, deposits and other receivables         4,909,760       591,537          13,447,004
 Increase (decrease) in -
   Accounts payable and accrued liabilities           44,769,171     5,393,876          36,032,376
   Amount due to an associated company                 6,356,357       765,826          (2,963,893)
   Income taxes payable                                1,639,738       197,559           2,537,829
   Sales taxes payable                                (2,673,291)     (322,083)         (6,026,657)
                                                     -----------    ----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES             22,611,556     2,724,284          17,114,940
                                                     -----------    ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment         (7,770,171)     (936,165)         (1,843,227)
                                                     -----------    ----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                 (7,770,171)     (936,165)         (1,843,227)
                                                     -----------    ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                 5,969,150       719,175           6,000,000
   Repayment of advances from shareholders           (22,031,520)   (2,654,400)                  -
   Increase (decrease) in amounts due to related
     companies                                        (2,623,557)     (316,092)         14,632,129
   Repayment of capital lease obligations               (668,668)      (80,562)         (1,322,656)
   Payment of cash dividend to minority interests    (11,000,000)   (1,325,302)        (15,638,685)
                                                     -----------    ----------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  (30,354,595)   (3,657,181)          3,670,788
                                                     -----------    ----------         -----------

Net increase (decrease) in cash                      (15,513,210)   (1,869,062)         18,942,501
Cash at beginning of period                          106,052,616    12,777,424          86,508,742
                                                     -----------    ----------         -----------

Cash at end of period                                 90,539,406    10,908,362         105,451,243
                                                     ===========    ==========         ===========



        See accompanying notes to the consolidated financial statements.
                                       7

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


1.  ORGANIZATION AND BASIS OF PRESENTATION

BUSINESS - CBR Brewing Company, Inc., a Florida corporation ("the Company"), through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). High Worth Holdings Ltd., a British Virgin Islands corporation ("Holdings"), is a holding company that was formed solely to effect the acquisition of Zhaoqing Blue Ribbon High Worth Brewery, Ltd., a Sino-foreign joint venture ("High Worth JV"), which was registered in the PRC on July 2, 1994, in which Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon") owns a 40% interest and Holdings owns a 60% interest.

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

On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited ("March

International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid up capital of Jilin Lianli Brewery is RMB 25,000,000. March International will contribute one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and will receive a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line were completed in April 2000. The Joint Venture Agreement is subject to approval by the local government, which is expected to be received when formal operations commence in May 2000.

The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.


BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. The consolidated financial statements include the Marketing Company, as the Company has effective control of the Marketing Company's board of directors. All material intercompany accounts and transactions are eliminated on consolidation. Although Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer, the operating results of Sichuan High Worth Brewery are not included in the Company's consolidated financial statements, except for any dividend income that the Company receives. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1999 and March 31, 2000. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 2000.

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

Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on March 31, 2000 of USD1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2000 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.


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

At March 31, 2000, potentially dilutive securities representing 238,000 shares of common stock were outstanding, consisting of stock options exercisable at prices ranging from $3.87 to $4.26 per share (which was in excess of average fair market value during the three months ended March 31, 2000) to purchase 238,000 shares of common stock (Note 5). The common shares issuable upon exercise of the stock options were excluded from the calculation of diluted net income per share for 2000 since the exercise prices exceeded the average fair market value of the common stock.


2.  INVENTORIES

Inventories consisted of the following at March 31, 2000 and December 31, 1999:

                                 March 31, 2000          December 31, 1999
                            -----------------------   -----------------------
                               RMB           USD          RMB           USD
                            ----------    ---------   ----------   ----------
Raw materials               29,770,525    3,586,810   27,586,428    3,323,666
Work in progress             9,631,829    1,160,461    8,972,212    1,080,989
Finished goods              15,921,119    1,918,208   36,683,308    4,419,676
                            ----------    ---------   ----------   ----------
                            55,323,473    6,665,479   73,241,948    8,824,331
                            ==========    =========   ==========   ==========


3.  ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advance or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advance were also transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. In March 2000, Holdings partially repaid approximately 30% of the advances from shareholders, amounting to US$2,654,400. As of March 31, 2000, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe

Holdings Ltd. were approximately US$1,061,760, US$353,920 and US$353,920, respectively. In conjunction with the assignment of the advances to Top Link Development Limited, Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.


4.  INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months ended March 31, 2000 and 1999 are as follows:


                                            Three Months Ended          Three Months Ended
                                              March 31, 2000              March 31, 1999
                                         ------------------------       ------------------
                                             RMB           USD                 RMB
                                         -----------   ----------       ------------------
Net sales                                134,027,511   16,147,893          154,165,432
                                         ===========   ==========          ===========

Net income                                23,421,076    2,821,816           26,418,505
                                         ===========   ==========          ===========

The Company's share
  of net income after
  adjustment of unrealized
  intercompany profit
  and other intercompany
  adjustments                              9,618,430    1,158,847            9,684,548
                                         ===========   ==========          ===========


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

On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vested in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005. In 1999, options to purchase 42,000 shares of Class A Common Stock were cancelled when two employees terminated their services with the Company.

The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,449 and RMB 174,452 of compensation expense during the three months ended March 31, 2000 and 1999, respectively.


6.  DIVIDEND TO MINORITY INTERESTS

On November 23, 1998 and July 28, 1999, the Board of Directors of High Worth JV declared separate dividend distributions of RMB 51,596,713. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. The dividends were distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth JV. During the three months ended March 31, 1999, High Worth JV paid aggregate dividends to Guangdong Blue Ribbon of RMB 15,638,685.

On March 20, 2000, the Board of Directors of High Worth JV declared the fourth dividend distribution entitling Holdings to approximately RMB 28,511,267. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. The dividend will be distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth JV. During the three months ended March 31, 2000, partial dividends of RMB 11,000,000 were distributed to Guangdong Blue Ribbon.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

   This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

   On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid up capital of Jilin Lianli Brewery is RMB 25,000,000. March International will contribute one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and will receive a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line were completed in April 2000. The Joint Venture Agreement is subject to approval by the local government, which is expected to be received when formal operations commence in May 2000.

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

   Management of the Company has requested that Guangdong Blue Ribbon take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Guangdong Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Guangdong Blue Ribbon has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. However, if Noble China Inc. has obtained the exclusive right to brew and distribute Pabst Blue Ribbon beer in China beginning in 2003, the inability of the Company to obtain a sub-license from Noble China Inc. on acceptable terms and conditions that would allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

Business:

   The Company produces Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China is experiencing a steady overall growth rate, although the growth has been hindered by the general softening in demand for premium beers. There is a substantial difference in the price at which local or regional brands of beer are sold in China as compared to the price of foreign or premium brands of beer. Generally, a 640 ml. bottle of local or regional beer would typically sell for 1 - 2 RMB, as compared to a foreign or premium beer, which would sell for 4 - 6 RMB.

   As a result of the strong competition from foreign premium beer and the aggressive pricing strategies of some major local breweries, management anticipates that the market demand for high priced foreign premium labels will be stagnant as consumers shift to lower priced beers. The competition among major Chinese breweries to maintain market share is also expected to place continuing pressure on the Company's operating results during 2000. Management has responded to changing market conditions by broadening its product line and expanding distribution.

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

   During April 1998, the technical renovation process to convert the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex was completed. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998, and the Marketing Company began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution. In addition, Zao Yang High Worth Brewery also produces domestic brand beer under the brand name "Di Huang Quan" and sells directly to the distributors in nearby regions.

   Sichuan High Worth Brewery: Sichuan High Worth Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of Le Shan City, Sichuan Province, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. The original facilities of Sichuan High Worth Brewery were constructed in 1988 with annual production capacity, based on old brewing technology, of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to late 1996, the facilities were used exclusively to produce beer under domestic local brand names. Guangdong Blue Ribbon acquired the brewery as its branch and began to convert the facility into a Pabst Blue Ribbon brewing complex in late 1996. In April 1997, Sichuan High Worth Brewery commenced the production of beer under the Pabst Blue Ribbon label, which is sold to the Marketing Company for resale.

   Jilin Lianli Brewery: The original facilities of Jilin Lialin Brewery were constructed between 1980 and 1984 with annual production capacity based on old brewing technology of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to the formation of the new joint venture company, the facilities were used to produce domestic beer under the brand name "Tin Chi Quan".

   Jilin Lianli Brewery is situated on a site containing approximately 330,000 square feet and is located within the vicinity of Juetai City, Jilin Province. Jilin Lianli Brewery occupies the site pursuant to a certificate of land use rights issued by the local government. The land use rights are part of the assets acquired by Jilin Lianli Brewery from Jilin Province Juetai City Brewery.

   March International is responsible for transferring the technical know-how and production techniques to brew high quality beer products to Jilin Lianli Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into a modern brewing complex. The technical renovation process to convert the old brewing facilities of Jilin Lianli brewery into a modern brewing complex was completed in April 2000, and operations are expected to commence in May 2000.

   During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion throughout China of the Pabst Blue Ribbon beer produced by the Company's breweries. The Company owns a 42% net interest in the Marketing Company. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis, as the Company has effective control of the board of directors of the Marketing Company.

   The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.


Consolidated Results of Operations:

Three Months Ended March 31, 2000 and 1999 -

   Sales: During the three months ended March 31, 2000, net sales of beer products increased by RMB 17,366,286 or 6.2% to RMB 296,978,834, as compared to RMB 279,612,548 for the three months ended March 31, 1999. The Company sold 58,394 metric tons of beer to distributors in 2000 as compared to 52,563 metric tons of beer in 1999, an increase of 11.1%. The increase in net sales of beer products during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was primarily attributable to the increase in volume of domestic brand beer sold as a result of the weakening in customer demand for foreign branded premium beer in China.

   Approximately 90.5% and 100% of total sales during the three months ended March 31, 2000 and 1999, respectively were from the sale of products under the Pabst Blue Ribbon brand name.

   During the three months ended March 31, 2000 and 1999, Zhaoqing Brewery sold 15,058 metric tons and 18,324 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 3,266 metric tons or 17.8% from 1999 to 2000.

   During the three months ended March 31, 2000 and 1999, Sichuan Brewery sold 466 metric tons and 2,401 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

   During the three months ended March 31, 2000, Zao Yang High Worth Brewing sold 4,546 metric tons of beer, of which 270 metric tons (5.9%) was Pabst Blue Ribbon beer sold to the Marketing Company and 4,276 metric tons (94.1%) was local brand beer sold directly to distributors.

   During the three months ended March 31, 1999, Zao Yang High Worth Brewery sold 3,291 metric tons of beer, of which 1,036 metric tons (31.5%) was Pabst Blue Ribbon beer sold to the Marketing Company and 2,255 metric tons (68.5%) was local brand beer sold directly to distributors.

   The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan High Worth Brewery during 1999 and 2000 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

   Gross Profit: For the three months ended March 31, 2000, total gross profit was RMB 66,806,706 or 22.5% of total net sales, as compared to total gross profit of RMB 61,095,071 or 21.8% of total net sales for the three months ended March 31, 1999. Gross profit from beer sales increased by RMB 5,711,635 in 2000 as compared to 1999 as a result of the increase in the volume of beer sold.

   The Company expects that it will experience pressure on its gross profit margin in 2000 due to a continuing softening of consumer demand in China as a result of increasing competition from foreign premium brand beers and other major local brewers.

   Selling, General and Administrative Expenses: For the three months ended March 31, 2000, selling, general and administrative expenses were RMB 66,855,710 or 22.5% of net sales, consisting of selling expenses of RMB 45,807,801 and general and administrative expenses of RMB 21,047,909. Net of an allowance for doubtful accounts of RMB 5,013,272 for the three months ended March 31, 2000, general and administrative expenses were RMB 16,034,637.

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

   Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 10,239,020 or 28.8% in 2000 as compared to 1999, and as a percent of net sales, to 15.4% in 2000 from 12.7% in 1999. Selling expenses increased in 2000 as compared to 1999, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its aggressive advertising and promotional program to maintain and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns with respect to the local brand name beers.

   Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the three months ended March 31, 2000 and 1999, the Marketing Company incurred an operating loss of RMB 12,429,650 and RMB 10,174,805, respectively, which reduced consolidated operating income accordingly.

   General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company, Zao Yang High
Worth Brewery and Jilin Lianli Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 252,994 or 1.6% in 2000 as compared to 1999, and as a percentage of net sales, decreased to 5.4% in 2000 from 5.6% in 1999.

   On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vested in varying amounts through April 1, 2000. The stock options expire on December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,449 and RMB 174,452 of compensation expense during the three months ended March 31, 2000 and 1999, respectively.

   Operating Income (Loss): For the three months ended March 31, 2000, operating loss was RMB 223,453 or 0.1% of net sales. For the three months ended March 31, 1999, operating income was RMB 6,564,615 or 2.3% of net sales. The decrease in operating income is primarily attributable to the substantial increase in selling, advertising and promotional expenses.

   The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain excessive selling and advertising expenses for the three months ended March 31, 2000 and 1999 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 12,429,650 and RMB 10,174,805, respectively, which reduced consolidated operating income accordingly.

   Interest Expense: For the three months ended March 31, 2000, interest expense decreased by RMB 127,804 or 4.0% to RMB 3,033,469, as compared to RMB 3,161,273 for the three months ended March 31, 1999. Interest expense decreased in 2000 as compared to 1999 as a result of a slight decrease in the average interest rate on bank borrowings.

   Income Taxes: The two year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. During the three year period from 1998 to 2000, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the three months ended March 31, 2000, income tax expense was RMB 1,639,738, as compared to RMB 2,537,829 for the three months ended March 31, 1999.

   Net Income: Net income decreased to RMB 4,754,786 for the three months ended March 31, 2000, as compared to RMB 7,489,831 for the three months ended March 31, 1999.


Noble Brewery:

Three Months Ended March 31, 2000 and 1999 -

   Sales: For the three months ended March 31, 2000 and 1999, net sales were RMB 134,027,511 and RMB 154,165,432, respectively.

   During the three months ended March 31, 2000, Noble Brewery sold 29,813 metric tons of beer to the Marketing Company, as compared to 32,860 metric tons of beer sold to the Marketing Company during the three months ended March 31, 1999. Total beer sold by Noble Brewery to the Marketing Company decreased by 3,047 metric tons or 9.3% in 2000 as compared to 1999, primarily as a result of the general softening of demand in the beer market in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in 2000 had the effect of reducing Noble Brewery's beer sales in 2000.

   Gross Profit: For the three months ended March 31, 2000 and 1999, gross profit was RMB 46,923,298 or 35.0% of net sales and RMB 55,076,213 or 35.7% of net sales, respectively. The decrease in gross profit in 2000 as compared to 1999 was a result of decrease in volume of beer sold.

   Selling, General and Administrative Expenses: For the three months ended March 31, 2000, selling, general and administrative expenses totalled RMB 14,921,324 or 11.1% of net sales, consisting of selling expenses of RMB 434,130 and general and administrative expenses of RMB 14,487,194. For the three months ended March 31, 1999, selling, general and administrative expenses totalled RMB 18,071,913 or 11.7% of net sales, consisting of selling expenses of RMB 4,107,791 and general and administrative expenses of RMB 13,964,122. Selling expenses consist of warehousing, storage and freight costs.

   Operating Income: For the three months ended March 31, 2000 and 1999, operating income was RMB 32,001,974 or 23.9% of net sales and RMB 37,004,300 or 24.0% of net sales, respectively.

   Income Taxes: The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended March 31, 2000, income tax expense was RMB 8,580,898, as compared to RMB 10,825,388 for the three months ended March 31, 1999.

   Net Income: Net income decreased to RMB 23,421,076 or 17.5% of net sales for the three months ended March 31, 2000, as compared to RMB 26,418,505 or 17.1% of net sales for the three months ended March 31, 1999.


Consolidated Financial Condition - March 31, 2000:

   Liquidity and Capital Resources:

   For the three months ended March 31, 2000, the Company's operations provided cash resources of RMB 22,611,556, as compared to RMB 17,114,940 for the three months ended March 31, 1999, primarily as a result of increased cash flows with respect to inventories, accounts payable and accrued liabilities and amount due to an associated company, offset in part by a decrease in cash flows from accounts receivable. The Company's cash balance decreased by RMB 15,513,210 to RMB 90,539,406 at March 31, 2000, as compared to RMB 106,052,616 at December 31, 1999. The Company's net working capital deficit increased by RMB 36,287,105 to RMB 197,259,005 at March 31, 2000, as compared to RMB 160,971,900 at December 31, 1999, resulting in a current ratio at March 31, 2000 of 0.63:1, as compared to 0.66:1 at December 31, 1999.

   Net of an allowance for doubtful accounts of RMB 5,013,272 for the three months ended March 31, 2000, accounts and bills receivable increased by RMB 56,797,065 or 74.6% to RMB 127,953,586 at March 31, 2000, as compared to RMB
76,169,793 at December 31, 1999, as a result of a considerable improvement in sales during the three months ended March 31, 2000 and the timing of the Chinese New Year, during which time a general slowdown in receipts and payments typically occurs.

   The Company's inventories decreased by RMB 17,918,475 or 24.5% to RMB 55,323,473 at March 31, 2000, as compared to RMB 73,241,948 at December 31, 1999. The decrease in inventories was mainly due to the Company's efforts to reduce the level of finished goods.

   The Company prepayments, deposits and other receivables decreased by RMB 4,909,760 or 13.6% to RMB 31,082,630 at March 31, 2000, as compared to RMB
35,992,390 at December 31, 1999. The decrease in prepayments, deposits and other receivables was primarily due to an decrease in prepayments related to advertising and promotional programs.

   During the three months ended March 31, 2000, the Company's secured bank loans increased by RMB 5,969,150, reflecting total borrowings of RMB 131,359,938. The bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the continuous expansion and working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

   The Company's accounts payable and accrued liabilities increased by RMB 44,769,171 or 36.0% to RMB 169,011,719 at March 31, 2000, as compared to RMB
124,242,548 at December 31, 1999. The increase in accounts payable was mainly due to the increase in purchases of raw materials and packing materials to support sales and production, and a slow-down in payments to suppliers.

   The amount due to an associated company increased by RMB 6,356,357 or 3.3% to RMB 201,250,884 at March 31, 2000, as compared to RMB 194,894,527 at December 31, 1999, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company. As a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

   On March 20, 2000, the Board of Directors of High Worth JV declared the fourth dividend distribution, entitling Holdings to approximately RMB 28,511,267. The dividend will be distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth JV. During the three months ended March 31, 2000, partial dividends of RMB 11,000,000 were distributed to Guangdong Blue Ribbon.

   For the three months ended March 31, 2000, additions to property, plant and equipment aggregated RMB 7,770,171, which includes approximately RMB 4,000,000 for renovation and continuous improvement of Zao Yang High Worth Brewery. For the three months ended March 31, 2000, additions to property, plant and equipment also included approximately RMB 12,250,000 for property, plant and equipment contributed by Jilin Province Juetai City Brewery and Jilin Province Chuang Xiang Zhi Yie Ltd. to Lianli Brewery as their share of capital contributions. The Company expects to incur additional capital expenditures of approximately RMB 10,000,000 during the remainder of 2000 as its capital contribution to Lianli Brewery. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 2000 will be approximately RMB 13,000,000, a portion of which is expected to be financed through capital leases. The Company anticipates that additional capital expenditures in connection with the continuous technical renovation process in converting the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex during the remainder of 2000 will be approximately RMB 2,000,000, a portion of which is expected to be financed by new bank borrowings.

   In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advance or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advance were also transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. In March 2000, Holdings partially repaid approximately 30% of the advances from shareholders amounting to US$2,654,400. As of March 31, 2000, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd. were approximately US$ 1,061,760, US$ 353,920 and US$ 353,920, respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

   The Company expects that it will be able to fund expected capital expenditures during the remainder of 2000 with respect to the continuing development of its brewery operations through internal cash flow and external resources.

   The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the remainder of 2000. In order to finance the continuing capital requirements of the Company, the Company has been in negotiations to arrange additional long-term bank loans or lease financing. In addition, accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of long-term borrowings or equity financing by the Company.


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

   The Asian financial crisis inhibited the growth and general level of activity of the Chinese economy, thus reducing consumer demand in China, which had a negative impact on the Company's results of operations, financial condition and cash flows. In addition, as a result of the Asian financial crisis, China has tightened its foreign exchange controls. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB. As of March 31, 2000, the Company's only significant USD-denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of USD 1,769,600, which are repayable at the discretion of the Company.

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

   Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.3 during 1999 and the three months ended March 31, 2000.


Year 2000 Issue:

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

        Three Months Ended March 31, 2000:  None.

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



                                   CBR BREWING COMPANY, INC.
                                   -------------------------
                                         (Registrant)



Date:  May 5, 2000            By:  /s/ ZI-SHOU CHEN
                                   -----------------------------
                                   Zi-shou Chen
                                   President and Director
                                   (Duly authorized officer)



Date:  May 5, 2000            By:  /s/ GARY C.K. LUI
                                   -----------------------------
                                   Gary C.K. Lui
                                   Chief Financial Officer
                                   (Principal financial officer)