Form 10-Q
period 2000-06-30
CBR BREWING CO INC
filed 2000-08-11
CIK 846012

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of June 30, 2000, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

      Documents incorporated by reference: None

                     CBR BREWING COMPANY, INC. AND SUBSIDIARIES

                                      INDEX



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets (Unaudited) - June 30, 2000 and December 31, 1999

                  Consolidated Statements of Income (Unaudited) - Three Months and Six Months Ended June 30, 2000 and 1999

                  Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2000 and 1999

                  Notes to Consolidated Financial Statements (Unaudited) - Six Months Ended June 30, 2000 and 1999


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                     CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                  June 30, 2000            December 31, 1999
                                             ------------------------   -------------------------
                                                 RMB          USD           RMB           USD
                                             -----------   ----------   -----------   -----------
ASSETS
Current assets:
  Cash                                       101,313,739   12,206,475   106,052,616    12,777,424
  Accounts and bills receivable, net         173,847,846   20,945,523    76,169,793     9,177,084
  Inventories (Note 2)                        44,791,357    5,396,549    73,241,948     8,824,331
  Amounts due from related companies          31,699,000    3,819,157    24,646,810     2,969,495
  Prepayments, deposits and other
    receivables                               33,710,195    4,061,469    35,992,390     4,336,433
                                             -----------  -----------   -----------   -----------

  Total current assets                       385,362,137   46,429,173   316,103,557    38,084,767

Interest in an associated company
  (Note 4)                                   260,282,682   31,359,359   251,642,290    30,318,348

Property, plant and equipment, net           263,536,374   31,751,370   243,971,176    29,394,117

Non-current assets                             5,375,127      647,606    10,750,253     1,295,212
                                             -----------  -----------   -----------   -----------

  Total assets                               914,556,320  110,187,508   822,467,276    99,092,444
                                             ===========  ===========   ===========   ===========




                                   (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)



                                                 June 30, 2000            December 31, 1999
                                           -------------------------   -------------------------
                                               RMB           USD           RMB          USD
                                           -----------   -----------   -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                          125,513,090    15,122,059   115,390,788    13,902,505
  Capital lease obligations                  2,179,243       262,559     2,847,911       343,122
  Accounts payable and accrued
    liabilities                            193,205,949    23,277,825   124,242,548    14,968,983
  Amounts due to related companies           9,292,687     1,119,601    11,535,893     1,389,867
  Amount due to an associated company      226,268,421    27,261,256   194,894,527    23,481,268
  Income taxes payable                      11,900,422     1,433,786     8,944,091     1,077,601
  Sales taxes payable                       21,424,498     2,581,265    19,219,699     2,315,626
                                           -----------   -----------   -----------   -----------

  Total current liabilities                589,784,310    71,058,351   477,075,457    57,478,972
                                           -----------   -----------   -----------   -----------

Long-term liabilities:
  Bank borrowings                           10,000,000     1,204,819    10,000,000     1,204,819
                                           -----------   -----------   -----------   -----------

  Total long-term liabilities               10,000,000     1,204,819    10,000,000     1,204,819
                                           -----------   -----------   -----------   -----------

Minority interests (Note 6)                 64,118,840     7,725,161    72,117,416     8,688,845
                                           -----------   -----------   -----------   -----------

Shareholders' advances and
  shareholders' equity:

Advances from shareholders (Note 3)         14,687,680     1,769,600    36,719,200     4,424,000
                                           -----------   -----------   -----------   -----------

Common stock (Note 5)
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding                   4,273           515         4,273           515
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                   2,559           308         2,559           308
Additional paid-in capital                 107,361,842    12,935,161   107,187,393    12,914,144
General reserve and enterprise
  development funds                         14,074,390     1,695,710    14,074,390     1,695,710
Retained earnings                          114,522,426    13,797,883   105,286,588    12,685,131
                                           -----------   -----------   -----------   -----------

  Total shareholders' equity               235,965,490    28,429,577   226,555,203    27,295,808
                                           -----------   -----------   -----------   -----------

  Total shareholders' advances and
   shareholders' equity                    250,653,170    30,199,177   263,274,403    31,719,808
                                           -----------   -----------   -----------   -----------

  Total liabilities, shareholders'
   advances and shareholders'
   equity                                  914,556,320   110,187,508   822,467,276    99,092,444
                                           ===========   ===========   ===========   ===========



        See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Three Months Ended             Six Months Ended     Three Months Ended Six Months Ended
                                               June 30, 2000                June 30, 2000          June 30, 1999    June 30, 1999
                                        ---------------------------   ---------------------------   ------------    ------------
                                            RMB            USD            RMB            USD            RMB              RMB
                                        ------------   ------------   ------------   ------------   ------------    ------------
Sales, inclcuding sales to related
  companies of RMB nil and RMB nil
  for the three months and six months
  ended June 30, 2000, respectively,
  and RMB nil and RMB nil for the
  three months and six months ended
  June 30, 1999, respectively            287,673,874    34,659,503     590,895,877     71,192,274    284,166,855      569,012,185
Sales taxes                               (6,847,002)     (824,940)    (13,090,171)    (1,577,129)    (5,919,229)     (11,152,011)
                                         -----------    ----------     -----------     ----------    -----------      ------------
Net sales                                280,826,872    33,834,563     577,805,706     69,615,145    278,247,626      557,860,174
Cost of sales, including inventory
  purchased from related companies of
  RMB 142,479,554 and RMB 284,924,176
  for the three months and six months
  ended June 30, 2000, respectively,
  and RMB 160,162,622 and RMB
  331,800,484 for the three months
  and six months ended June 30, 1999,
  respectively; and royalty fee paid
  to a related company of RMB
  3,182,161 and RMB 1,658,453 for the
  three months and six months ended
  June 30, 2000, respectively, and
  RMB 1,966,066 and RMB 3,776,651 for
  the three months and six months
  ended June 30, 1999, respectively     (217,266,072)  (26,176,635)   (447,438,200)   (53,908,217)  (217,770,944)     (436,288,421)
                                         -----------    ----------     -----------     ----------    -----------      ------------
Gross profit                              63,560,800     7,657,928     130,367,506     15,706,928     60,476,682       121,571,753

Selling, general and administrative
  expenses, including management fee
  paid to a related company of RMB
  nil and RMB nil for the three
  months and six months ended June
  30, 2000, respectively, and RMB nil
  and RMB nil for the three months
  and six months ended June 30, 1999,
  respectively                           (62,785,331)   (7,564,498)   (129,641,041)   (15,619,403)   (57,908,015)     (112,264,019)
Fair value of warrants, stock options
  and common stock issued for services
  rendered (Note 5)                                -             -        (174,449)       (21,018)      (174,449)         (348,901)
                                         -----------    ----------     -----------     ----------    -----------      ------------
Operating income                             775,469        93,430         552,016         66,507      2,394,218         8,958,833
Foreign exchange losses                            -             -               -           -              -                -
Other expense:
  Interest expense, including
  interest paid to related companies
    of RMB nil and RMB nil for the
    three months and six months ended
    June 30, 2000, respectively, and
    RMB 355,068 and RMB 710,136 for
    the three months and six months
    ended ended June 30, 1999,
    respectively                          (2,899,406)     (349,326)     (5,932,875)      (714,804)    (2,328,241)       (5,489,514)
                                         -----------    ----------     -----------     ----------    -----------      ------------
Income (loss) before income taxes         (2,123,937)     (255,896)     (5,380,859)  (648,297)            65,977         3,469,319
Income taxes                              (1,316,593)     (158,626)     (2,956,331)  (356,184)        (1,661,958)       (4,199,787)
                                         -----------    ----------     -----------     ----------    -----------      ------------

                                   (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)(CONTINUED)


                                          Three Months Ended       Six Months Ended       Three Months Ended      Six Months Ended
                                             June 30, 2000           June 30, 2000           June 30, 1999          June 30, 1999
                                       ----------------------     -------------------     ------------------     ----------------
                                           RMB            USD            RMB            USD            RMB              RMB
                                       ------------   ------------   ------------   ------------   ------------   ------------
Loss before equity in earnings
  of an associated company               (3,440,530)      (414,522)    (8,337,190)    (1,004,481)    (1,595,981)      (730,468)

Equity in earnings of an associated
  company                                 9,221,092      1,110,975     18,839,522      2,269,822     12,841,343     22,525,891
                                       ------------   ------------   ------------   ------------   ------------   ------------

Income before minority interests          5,780,562        696,453     10,502,332      1,265,341     11,245,362     21,795,423
Minority interests                       (1,299,510)      (156,567)    (1,266,494)      (152,590)    (3,535,370)    (6,595,600)
                                        -----------   ------------   ------------   ------------   ------------   ------------

Net income for the period                 4,481,052        539,886      9,235,838      1,112,751      7,709,992     15,199,823
                                        ===========   ============   ============   ============   ============   ============

Net income per common share (Note 1)
   - Basic                                     0.56           0.07           1.15           0.14           0.96           1.90
                                        ===========   ============   ============   ============   ============   ============
   - Diluted                                   0.56           0.07           1.15           0.14           0.96           1.90
                                        ===========   ============   ============   ============   ============   ============

Weighted average number of common
   shares outstanding
   - Basic                                8,010,013      8,010,013      8,010,013      8,010,013      8,010,013      8,010,013
                                        ===========   ============   ============   ============   ============   ============
   - Diluted                              8,010,013      8,010,013      8,010,013      8,010,013      8,010,013      8,010,013
                                        ===========   ============   ============   ============   ============   ============




        See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Six Months Ended        Six Months Ended
                                                          June 30, 2000            June 30, 1999
                                                     --------------------------  ------------------
                                                         RMB            USD              RMB
                                                     ------------   -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              9,235,838     1,112,752        15,199,823
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Fair value of warrants, stock options
     and common stock issued for services
     rendered                                             174,449        21,018           348,901
   Allowance for doubtful accounts                     10,465,094     1,260,855         6,105,580
   Depreciation and amortization                       15,350,068     1,849,406        26,175,521
   Minority interests                                   1,266,494       152,590         6,595,600
   Equity in earnings of an associated company        (18,839,522)   (2,269,822)      (22,525,891)
   Dividend received from an associated company        10,199,130     1,228,811        24,705,594

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                     (108,143,147)  (13,029,295)      (27,751,646)
   Inventories                                         28,450,591     3,427,782       (12,349,342)
   Amounts due from related companies                  (7,052,190)     (849,661)       (4,833,494)
   Prepayments, deposits and other receivables          2,282,195       274,963            29,236
 Increase (decrease) in -
   Accounts payable and accrued liabilities            68,963,401     8,308,843        33,896,528
   Amount due to an associated company                 31,373,894     3,779,987        18,259,641
   Income taxes payable                                 2,956,331       356,184         4,199,786
   Sales taxes payable                                  2,204,799       265,639        (5,495,048)
                                                      -----------    ----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              48,887,425     5,890,052        62,560,789
                                                      -----------    ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment         (19,797,700)   (2,385,266)       (3,195,383)
                                                      -----------    ----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                 (19,797,700)   (2,385,266)       (3,195,383)
                                                      -----------    ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                 10,122,302     1,219,554                 -
   Repayment of bank borrowings                                 -             -        (7,450,000)
   Repayment of advances from shareholders            (22,031,520)   (2,654,400)      (13,548,505)
   Increase (decrease) in amounts due to related
     companies                                         (2,243,206)     (270,266)       11,128,493
   Repayment of capital lease obligations                (668,668)      (80,562)       (2,383,069)
   Payment of cash dividend to minority interests     (19,007,510)   (2,290,061)      (15,638,685)
                                                      -----------    ----------       -----------
NET CASH USED IN FINANCING ACTIVITIES                 (33,828,602)   (4,075,735)      (27,891,766)
                                                      -----------    ----------       -----------

Net increase (decrease) in cash                        (4,738,877)     (570,949)       31,473,640
Cash at beginning of period                           106,052,616    12,777,424        86,508,742
                                                      -----------    ----------       -----------

Cash at end of period                                 101,313,739    12,206,475       117,982,382
                                                      ===========    ==========       ===========



        See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid up capital of Jilin Lianli Brewery is RMB 25,000,000. March International contributed one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the old brewing equipment and the installation of the new packaging line were completed in April 2000. The Joint Venture Agreement was approved by the local government, and formal operations were commenced in May 2000.

The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. The consolidated financial statements include the Marketing Company, as the Company has effective control of the Marketing Company through its board of directors. All material intercompany accounts and transactions are eliminated on consolidation. Although Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer, the operating results of Sichuan High Worth Brewery are not included in the Company's consolidated financial statements, except for any dividend income that the Company receives. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1999 and June 30, 2000. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 2000.

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

Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on June 30, 2000 of USD1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months and six months ended June 30, 2000 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

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

At June 30, 2000, potentially dilutive securities representing 498,000 shares of common stock were outstanding, consisting of stock options exercisable at prices ranging from $3.87 to $4.26 per share, and from $0.72 to $0.79 per shares (which were all in excess of average fair market value during the three months and six months ended June 30, 2000) to purchase 238,000 shares and 260,000 shares of common stock, respectively (Note 5). The common shares issuable upon exercise of the stock options were excluded from the calculation of diluted net income per share for the three months and six months ended June 30, 2000 since the exercise prices exceeded the average fair market value of the common stock during such periods.


2.    INVENTORIES

Inventories consisted of the following at June 30, 2000 and December 31, 1999:


                                 June 30, 2000          December 31, 1999
                            -----------------------   -----------------------
                               RMB           USD          RMB           USD
                            ----------    ---------   ----------   ----------
Raw materials               24,103,010    2,903,977   27,586,428    3,323,666
Work in progress             7,798,185      939,540    8,972,212    1,080,989
Finished goods              12,890,162    1,553,032   36,683,308    4,419,676
                            ----------    ---------   ----------   ----------
                            44,791,357    5,396,549   73,241,948    8,824,331
                            ==========    =========   ==========   ==========


3.    ADVANCES FROM SHAREHOLDERS

In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August

1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advance or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advance were also transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. In March 2000, Holdings partially repaid approximately 30% of the advances from shareholders, amounting to US$2,654,400. As of June 30, 2000, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd. were approximately US$1,061,760, US$353,920 and US$353,920, respectively. In conjunction with the assignment of the advances to Top Link Development Limited, Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.


4.    INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months and six months ended June 30, 2000 and 1999 are as follows:


                     Three Months Ended              Six Months Ended        Three Months Ended   Six Months Ended
                       June 30, 2000                  June 30, 2000           June 30, 1999        June 30, 1999
                  -------------------------     -------------------------   ------------------   ----------------
                      RMB           USD             RMB           USD              RMB                  RMB
                  -----------   -----------     -----------   -----------   ------------------   ----------------
Net sales         130,056,395    15,669,445     264,083,906    31,817,338       148,610,108         302,775,540
                  ===========   ===========     ===========   ===========       ===========         ===========
Net income         22,427,730     2,702,136      45,848,806     5,523,953        32,563,731          58,982,236
                  ===========   ===========     ===========   ===========       ===========         ===========
The Company's
  share of net
  income after
  adjustment of
  unrealized
  intercompany
  profit and
  other
  intercompany
  adjustments       9,221,092     1,110,975      18,839,522     2,269,822        12,841,343          22,525,891
                  ===========   ===========     ===========   ===========       ===========         ===========


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

On May 16, 2000, options to purchase 375,000 shares of Class A Common Stock at an exercise price of US$0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A Common Stock at an exercise price of US$0.79 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Such stock options vest 50% on July 1, 2000, 25% on July 1, 2001, and the remaining 25% on July 1, 2002. The stock options expire on December 31, 2004.

All stock options were issued at not less than fair market value on the date of issuance. The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees (including non-employee directors in 1998) is calculated according to the Black-Scholes pricing model and is amortized to expense over the vesting period. As a result, the Company recognized RMB 474,760 and RMB 649,209 of compensation expense during the three months and six months ended June 30, 2000, respectively, and during the three months and six months ended June 30, 1999, the Company recognized RMB 174,449 and RMB 348,901 of compensation expense, respectively.


6.    DIVIDEND TO MINORITY INTERESTS

On November 23, 1998 and July 28, 1999, the Board of Directors of High Worth JV declared separate dividend distributions of RMB 51,596,713. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. The dividends were distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth JV. During the six months ended June 30, 1999, High Worth JV paid aggregate dividends to Guangdong Blue Ribbon and Holdings of RMB 15,638,685 and RMB 19,499,530, respectively.

On March 20, 2000, the Board of Directors of High Worth JV declared the fourth dividend distribution entitling Holdings to approximately RMB 28,511,267. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. The dividend will be distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth JV. During the six months ended June 30, 2000, partial dividends of RMB 19,007,510 and RMB 18,305,373 were distributed to Guangdong Blue Ribbon and Holdings, respectively.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

      This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

      On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid up capital of Jilin Lianli Brewery is RMB 25,000,000. March International contributed one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the old brewing equipment and the installation of the new packaging line were completed in April 2000. The Joint Venture Agreement was approved by the local government, and formal operations were commenced in May 2000.

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

      Noble China Inc., a public company listed on the Toronto Stock Exchange, issued a press release on May 27, 1999 to announce that it had acquired from Pabst Brewing Company the exclusive rights to brew and distribute Pabst Blue Ribbon beer throughout China for a period of 30 years from 2003 to 2033. Noble China Inc.'s 1999 Annual Report confirmed that Noble China Inc. had entered into a license agreement with Pabst Brewing Company in May 1999 to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. Noble China Inc. paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales.

      In addition, Noble China Inc.'s December 31, 1999 Annual Information Form disclosed that under the existing License Agreement, Pabst Brewing Company has the obligation to "negotiate friendly" the possible renewal of the existing License Agreement on its expiration in November 2003. Noble China Inc. further asserted that it assumed that obligation when it acquired the license rights to the Pabst Blue Ribbon trademarks.

      Management has consulted with legal counsel regarding the legitimacy of the purported license and the Company's potential responses. In addition, management has consulted with Guangdong Blue Ribbon, the owner of the Pabst Blue Ribbon trademark in China, regarding potential responses, and has met with representatives of Noble China Inc. in an attempt to explore a potential settlement.

      Management of the Company has requested that Guangdong Blue Ribbon take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Guangdong Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Guangdong Blue Ribbon has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. However, the inability of the Company to obtain a sub-license from Noble China Inc. on acceptable terms and conditions that would allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

Business:

      The Company produces Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China is experiencing a steady overall growth rate, although such growth has been hindered by the general softening in demand for premium beers. There is a substantial difference in the price at which local or regional brands of beer are sold in China as compared to the price of foreign or premium brands of beer. Generally, a 640 ml. bottle of local or regional beer would typically sell for 1 - 2 RMB, as compared to a foreign or premium beer, which would sell for 4 - 6 RMB.

      As a result of the strong competition from foreign premium beer and the aggressive pricing strategies of some major local breweries, management anticipates that the market demand for high priced foreign premium labels will be stagnant as consumers shift to lower priced beers. The competition among major Chinese breweries to maintain market share is also expected to place continuing pressure on the Company's operating results during 2000. Management has responded to changing market conditions by broadening its product line and attempting to expand distribution, but it is uncertain whether such initiatives will be successful in the near-term. Accordingly, as a result of softening sales and substantial marketing, advertising and promotional expenditures, the Company expects a continuing deterioration in net income during the remainder of 2000 as compared to 1999.

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

      March International is responsible for transferring the technical know-how and production techniques to brew high quality beer products to Jilin Lianli Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into a modern brewing complex. The technical renovation process to convert the old brewing facilities of Jilin Lianli brewery into a modern brewing complex was completed in April 2000, and formal operations were commenced in May 2000.

      During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion throughout China of the Pabst Blue Ribbon beer produced by the Company's breweries. The Company owns a 42% net interest in the Marketing Company. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis, as the Company has effective control of the Marketing Company through its board of directors.

      The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.


Consolidated Results of Operations:

Three Months Ended June 30, 2000 and 1999 -

      Sales: During the three months ended June 30, 2000, net sales of beer products increased by RMB 2,579,246 or 0.9% to RMB 280,826,872, as compared to RMB 278,247,626 for the three months ended June 30, 1999. The Company sold 56,625 metric tons of beer to distributors in 2000 as compared to 55,830 metric tons of beer in 1999, an increase of 1.4%. The increase in net sales of beer products during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was primarily attributable to the increase in the volume of domestic brand beer sold, which was a result of the weakening in customer demand for foreign branded premium beer in China.

      Approximately 97.0% and 99.0% of total sales during the three months ended June 30, 2000 and 1999, respectively, were from the sale of products under the Pabst Blue Ribbon brand name.

      During the three months ended June 30, 2000 and 1999, Zhaoqing Brewery sold 17,369 metric tons and 16,670 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company increased by 699 metric tons or 4.2% from 1999 to 2000.

      During the three months ended June 30, 2000 and 1999, Sichuan Brewery sold 975 metric tons and 1,708 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

      During the three months ended June 30, 2000, Zao Yang High Worth Brewing sold 6,299 metric tons of beer, of which 683 metric tons (10.8%) were Pabst Blue Ribbon beer sold to the Marketing Company and 5,616 metric tons (89.2%) were local brand beer sold directly to distributors. During the three months ended June 30, 1999, Zao Yang High Worth Brewery sold 4,143 metric tons of beer, of which 867 metric tons (20.9%) were Pabst Blue Ribbon beer sold to the Marketing Company and 3,276 metric tons (79.1%) were local brand beer sold directly to distributors.

      The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan High

Worth Brewery during 1999 and 2000 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

      Gross Profit: For the three months ended June 30, 2000, total gross profit was RMB 63,560,800 or 22.6% of total net sales, as compared to total gross profit of RMB 60,476,682 or 21.7% of total net sales for the three months ended June 30, 1999. Gross profit from beer sales increased by RMB 3,084,118 in 2000 as compared to 1999 primarily as a result of the increase in gross profit margin.

      The Company expects that it will experience pressure on its gross profit margin in 2000 due to a continuing softening of consumer demand for Pabst Blue Ribbon beer in China as a result of increasing competition from foreign premium brand beers and other major local brewers.

      Selling, General and Administrative Expenses: For the three months ended June 30, 2000, selling, general and administrative expenses were RMB 62,785,331 or 22.4% of net sales, consisting of selling expenses of RMB 40,903,353 and general and administrative expenses of RMB 21,881,978. Net of an allowance for doubtful accounts of RMB 5,451,822 for the three months ended June 30, 2000, general and administrative expenses were RMB 16,430,156.

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

      Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 2,377,347 or 6.2% in 2000 as compared to 1999, and as a percent of net sales, to 14.6% in 2000 from 13.8% in 1999. Selling expenses increased in 2000 as compared to 1999, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its aggressive advertising and promotional program to maintain and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns with respect to the local brand name beers.

      Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the three months ended June 30, 2000 and 1999, the Marketing Company incurred an operating loss of RMB 5,831,907 and RMB 10,299,941, respectively, which reduced consolidated operating income accordingly.

      General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased slightly, by RMB 148,147 or 0.9% in 2000 as compared to 1999, but remained constant as a percentage of net sales, at 5.9% in both 2000 and 1999.

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

      On May 16, 2000, options to purchase 375,000 shares of Class A Common Stock at an exercise price of US$0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A Common Stock at an exercise price of US$0.79 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Such stock options vest 50% on July 1, 2000, 25% on July 1, 2001, and the remaining 25% on July 1, 2002. The stock options expire on December 31, 2004.

      All stock options were issued at not less than fair market value on the date of issuance. The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees (including non-employee directors in 1998) is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB nil and RMB 174,449 of compensation expense during the three months ended June 30, 2000 and 1999, respectively.

      Operating Income: For the three months ended June 30, 2000, operating income was RMB 775,469 or 0.3% of net sales. For the three months ended June 30, 1999, operating income was RMB 2,394,218 or 0.9% of net sales. The decrease in operating income is primarily attributable to the increase in selling, advertising and promotional expenses.

      The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain excessive selling and advertising expenses for the three months ended June 30, 2000 and 1999 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 5,831,907 and RMB 10,299,941, respectively, which reduced consolidated operating income accordingly.

      Interest Expense: For the three months ended June 30, 2000, interest expense increased by RMB 571,165 or 24.5% to RMB 2,899,406, as compared to RMB 2,328,241 for the three months ended June 30, 1999. Interest expense increased in 2000 as compared to 1999 as a result of an increase in the average balance of bank borrowings.

      Income Taxes: The two year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. During the three year period from 1998 to 2000, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the three months ended June 30, 2000, income tax expense was RMB 1,316,593, as compared to RMB 1,661,958 for the three months ended June 30, 1999.

      Net Income: Net income decreased to RMB 4,481,052 for the three months ended June 30, 2000, as compared to RMB 7,709,992 for the three months ended March 31, 1999.

Six months Ended June 30, 2000 and 1999 -

      Sales: During the six months ended June 30, 2000, net sales of beer products increased by RMB 19,945,532 or 3.6% to RMB 577,805,706, as compared to RMB 557,860,174 for the six months ended June 30, 1999. The Company sold 115,019 metric tons of beer to distributors in 2000 as compared to 108,393 metric tons of beer in 1999, an increase of 6.1%. The increase in net sales of beer products during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily attributable to the increase in the volume of domestic brand beer sold, which was a result of the weakening in customer demand for foreign branded premium beer in China.

      Approximately 94.0% and 99.0% of total sales during the six months ended June 30, 2000 and 1999, respectively, were from the sale of products under the Pabst Blue Ribbon brand name.

      During the six months ended June 30, 2000 and 1999, Zhaoqing Brewery sold 32,427 metric tons and 34,994 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 2,567 metric tons or 7.3% from 1999 to 2000.

      During the six months ended June 30, 2000 and 1999, Sichuan Brewery sold 1,441 metric tons and 4,109 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

      During the six months ended June 30, 2000, Zao Yang High Worth Brewing sold 10,845 metric tons of beer, of which 953 metric tons (8.8%) were Pabst Blue Ribbon beer sold to the Marketing Company and 9,892 metric tons (91.2%) were local brand beer sold directly to distributors.

      During the six months ended June 30, 1999, Zao Yang High Worth Brewery sold 7,434 metric tons of beer, of which 1,903 metric tons (25.6%) were Pabst Blue Ribbon beer sold to the Marketing Company and 5,531 metric tons (74.4%) were local brand beer sold directly to distributors.

      The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan High Worth Brewery during 1999 and 2000 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

      Gross Profit: For the six months ended June 30, 2000, total gross profit was RMB 130,367,506 or 22.6% of total net sales, as compared to total gross profit of RMB 121,571,753 or 21.8% of total net sales for the six months ended June 30, 1999. Gross profit from beer sales increased by RMB 8,795,753 in 2000 as compared to 1999 primarily as a result of the increase in the gross profit margin.

      The Company expects that it will experience pressure on its gross profit margin in 2000 due to a continuing softening of consumer demand for Pabst Blue Ribbon beer in China as a result of increasing competition from foreign premium brand beers and other major local brewers.

      Selling, General and Administrative Expenses: For the six months ended June 30, 2000, selling, general and administrative expenses were RMB 129,641,041 or 22.4% of net sales, consisting of selling expenses of RMB 86,711,154 and general and administrative expenses of RMB 42,929,887. Net of an allowance for doubtful accounts of RMB 10,465,094 for the six months ended June 30, 2000, general and administrative expenses were RMB 32,464,793.

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

      Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 12,616,367 or 17.0% in 2000 as compared to 1999, and as a percent of net sales, to 15.0% in 2000 from 13.3% in 1999. Selling expenses increased in 2000 as compared to 1999, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its aggressive advertising and promotional program to maintain and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns with respect to the local brand name beers.

      Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the six months ended June 30, 2000 and 1999, the Marketing Company incurred an operating loss of RMB 18,261,557 and RMB 20,474,746, respectively, which reduced consolidated operating income accordingly.

      General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased slightly, by RMB 401,141 or 1.3% in 2000 as compared to 1999, and decreased slightly as a percentage of net sales, to 5.6% in 2000 from 5.7% in 1999.

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

      On May 16, 2000, options to purchase 375,000 shares of Class A Common Stock at an exercise price of US$0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A Common Stock at an exercise price of US$0.79 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Such stock options vest 50% on July 1, 2000, 25% on July 1, 2001, and the remaining 25% on July 1, 2002. The stock options expire on December 31, 2004.

      All stock options were issued at not less than fair market value on the date of issuance. The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees (including non-employee directors in 1998) is calculated according to the Black-Scholes pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,449 and RMB 348,901 of compensation expense during the six months ended June 30, 2000 and 1999, respectively.

      Operating Income: For the six months ended June 30, 2000, operating income was RMB 552,016 or 0.1% of net sales. For the six months ended June 30, 1999, operating income was RMB 8,958,833 or 1.6% of net sales. The decrease in operating income is primarily attributable to the substantial increase in selling, advertising and promotional expenses.

      The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain excessive selling and advertising expenses for the six months ended June 30, 2000 and 1999 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 18,261,557 and RMB 20,474,746, respectively, which reduced consolidated operating income accordingly.

      Interest Expense: For the six months ended June 30, 2000, interest expense increased by RMB 443,361 or 8.1% to RMB 5,932,875, as compared to RMB 5,489,514 for the six months ended June 30, 1999. Interest expense increased in 2000 as compared to 1999 as a result of an increase in the average balance of bank borrowings.

      Income Taxes: The two year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. During the three-year period from 1998 to 2000, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the six months ended June 30, 2000, income tax expense was RMB 2,956,331, as compared to RMB 4,199,787 for the six months ended June 30, 1999.

      Net Income: Net income decreased to RMB 9,235,838 for the six months ended June 30, 2000, as compared to RMB 15,199,823 for the six months ended June 30, 1999.


Noble Brewery:

Three Months Ended June 30, 2000 and 1999 -

      Sales: For the three months ended June 30, 2000 and 1999, net sales were RMB 130,056,395 and RMB 148,610,108, respectively.

      During the three months ended June 30, 2000, Noble Brewery sold 30,757 metric tons of beer to the Marketing Company, as compared to 34,083 metric tons of beer sold to the Marketing Company during the three months ended June 30, 1999. Total beer sold by Noble Brewery to the Marketing Company decreased by 3,326 metric tons or 9.8% in 2000 as compared to 1999, primarily as a result of the general softening of demand for Pabst Blue Ribbon beer in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in 2000 had the effect of reducing Noble Brewery's beer sales in 2000.

      Gross Profit: For the three months ended June 30, 2000 and 1999, gross profit was RMB 40,858,943 or 31.4% of net sales and RMB 57,219,501 or 38.5% of net sales, respectively. The decrease in gross profit in 2000 as compared to 1999 was a result of the decrease in the volume of beer sold.

      Selling, General and Administrative Expenses: For the three months ended June 30, 2000, selling, general and administrative expenses totaled RMB 10,214,668 or 7.9% of net sales, consisting of selling expenses of RMB 726,648 and general and administrative expenses of RMB 9,488,020. For the three months ended June 30, 1999, selling, general and administrative expenses totaled RMB 11,883,349 or 8.0% of net sales, consisting of selling expenses of RMB 1,843,417 and general and administrative expenses of RMB 10,039,932. Selling expenses consist of warehousing, storage and freight costs.

      Operating Income: For the three months ended June 30, 2000 and 1999, operating income was RMB 30,644,275 or 23.6% of net sales and RMB 45,336,152 or 30.5% of net sales, respectively.

      Income Taxes: The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended June 30, 2000, income tax expense was RMB 8,216,545, as compared to RMB 12,772,421 for the three months ended June 30, 1999.

      Net Income: Net income decreased to RMB 22,427,730 or 17.2% of net sales for the three months ended June 30, 2000, as compared to RMB 32,563,731 or 21.9% of net sales for the three months ended June 30, 1999.


Six months Ended June 30, 2000 and 1999 -

      Sales: For the six months ended June 30, 2000 and 1999, net sales were RMB 264,083,906 and RMB 302,775,540, respectively.

      During the six months ended June 30, 2000, Noble Brewery sold 60,570 metric tons of beer to the Marketing Company, as compared to 66,943 metric tons of beer sold to the Marketing Company during the six months ended June 30, 1999. Total beer sold by Noble Brewery to the Marketing Company decreased by 6,373 metric tons or 9.5% in 2000 as compared to 1999, primarily as a result of the general softening of demand for Pabst Blue Ribbon beer in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in 2000 had the effect of reducing Noble Brewery's beer sales in 2000.

      Gross Profit: For the six months ended June 30, 2000 and 1999, gross profit was RMB 87,782,241 or 33.2% of net sales and RMB 112,295,714 or 37.1% of net sales, respectively. The decrease in gross profit in 2000 as compared to 1999 was a result of the decrease in the volume of beer sold.

      Selling, General and Administrative Expenses: For the six months ended June 30, 2000, selling, general and administrative expenses totaled RMB 25,135,992 or 9.5% of net sales, consisting of selling expenses of RMB 1,160,778 and general and administrative expenses of RMB 23,975,214. For the six months ended June 30, 1999, selling, general and administrative expenses totaled RMB 29,955,262 or 9.9% of net sales, consisting of selling expenses of RMB 5,951,208 and general and administrative expenses of RMB 24,004,054. Selling expenses consist of warehousing, storage and freight costs.

      Operating Income: For the six months ended June 30, 2000 and 1999, operating income was RMB 62,646,249 or 23.7% of net sales and RMB 82,340,452 or 27.2% of net sales, respectively.

      Income Taxes: The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the six months ended June 30, 2000, income tax expense was RMB 16,797,443, as compared to RMB 23,597,809 for the six months ended June 30, 1999.

      Net Income: Net income decreased to RMB 45,848,806 or 17.4% of net sales for the six months ended June 30, 2000, as compared to RMB 58,982,236 or 19.5% of net sales for the six months ended June 30, 1999.


Consolidated Financial Condition - June 30, 2000:

      Liquidity and Capital Resources:

      For the six months ended June 30, 2000, the Company's operations provided cash resources of RMB 48,887,425, as compared to RMB 62,560,789 for the six months ended June 30, 1999, primarily as a result of reduced cash flows from accounts receivable, offset in part by an increase in cash flows from inventories, accounts payable and accrued liabilities, and amount due to an associated company. The increase in accounts receivable is primarily due to the seasonal increase in sales during the month of June. The Company's cash balance decreased by RMB 4,738,877 to RMB 101,313,739 at June 30, 2000, as compared to RMB 106,052,616 at December 31, 1999. The Company's net working capital deficit increased by RMB 43,450,273 to RMB 204,422,173 at June 30, 2000, as compared to RMB 160,971,900 at December 31, 1999, resulting in a current ratio at June 30, 2000 of 0.65:1, as compared to 0.66:1 at December 31, 1999.

      Net of an allowance for doubtful accounts of RMB 10,465,094 for the six months ended June 30, 2000, accounts and bills receivable increased by RMB 108,143,147 or 142.0% to RMB 173,847,846 at June 30, 2000, as compared to RMB
76,169,793 at December 31, 1999, as a result of a seasonal increase in sales during the three months ended June 30, 2000, and extended credit terms offered to certain distributors.

      The Company's inventories decreased by RMB 28,405,591 or 38.8% to RMB 44,791,537 at June 30, 2000, as compared to RMB 73,241,948 at December 31, 1999.
The decrease in inventories was mainly due to the Company's efforts to reduce the level of finished goods.

      The Company's accounts payable and accrued liabilities increased by RMB 68,963,401 or 55.5% to RMB 193,205,949 at June 30, 2000, as compared to RMB
124,242,548 at December 31, 1999. The increase in accounts payable was mainly due to the increase in purchases of raw materials and packing materials to support the seasonal increase in sales and production.

      The amount due to an associated company increased by RMB 31,373,894 or 16.1% to RMB 226,268,421 at June 30, 2000, as compared to RMB 194,894,527 at
December 31, 1999, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company. As a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

      On March 20, 2000, the Board of Directors of High Worth JV declared the fourth dividend distribution, entitling Holdings to approximately RMB 28,511,267. The dividend will be distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth JV. During the six months ended June 30, 2000, partial dividends of RMB 19,007,510 and RMB 18,305,373 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

      For the six months ended June 30, 2000, additions to property, plant and equipment aggregated RMB 19,797,700, which includes approximately RMB 6,700,000 for renovation and continuous improvement of Zao Yang High Worth Brewery. For the six months ended June 30, 2000, additions to property, plant and equipment also included approximately RMB 12,250,000 for property, plant and equipment contributed by Jilin Province Juetai City Brewery and Jilin Province Chuang

Xiang Zhi Yie Ltd. to Lianli Brewery as their share of capital contributions. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 2000 will be approximately RMB 8,000,000, a portion of which is expected to be financed through capital leases. The Company anticipates that additional capital expenditures in connection with the continuous technical renovation of Zao Yang High Worth Brewery during the remainder of 2000 will be approximately RMB 2,000,000, a portion of which is expected to be financed by new bank borrowings.

      During the six months ended June 30, 2000, the Company's secured bank loans increased by RMB 10,122,302, reflecting total borrowings of RMB 135,513,090. The bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the continuous expansion and working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

      In connection with the acquisition of High Worth JV, Oriental Win advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advance or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US$848,000 of the advance were also transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. In March 2000, Holdings partially repaid approximately 30% of the advances from shareholders amounting to US$2,654,400. As of June 30, 2000, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd. were approximately US$1,061,760, US$353,920 and US$353,920, respectively. Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

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

      Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB. As of June 30, 2000, the Company's only significant USD-denominated obligation, which would be more expensive to repay in the event of a devaluation, is the advances from shareholders of USD 1,769,600, which are repayable at the discretion of the Company.

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

      Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.3 during 1999 and for the three months and six months ended June 30, 2000.


New Accounting Pronouncement:

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 133 will have on its financial position, results of operations or cash flows.

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

            Three Months Ended June 30, 2000: None.

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



                                   CBR BREWING COMPANY, INC.
                                   -------------------------
                                         (Registrant)



Date:  August 8, 2000         By:  /s/ ZI-SHOU CHEN
                                   -----------------------------
                                   Zi-shou Chen
                                   President and Director
                                   (Duly authorized officer)



Date:  August 8, 2000         By:  /s/ GARY C.K. LUI
                                   -----------------------------
                                   Gary C.K. Lui
                                   Chief Financial Officer
                                   (Principal financial officer)