Form 10-Q
period 2000-09-30
CBR BREWING CO INC
filed 2000-11-07
CIK 846012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

33-26617A
(Commission File Number)

CBR BREWING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0145422 (I.R.S. Employer Identification Number)

23/F., Hang Seng Causeway Bay Building
28 Yee Wo Street, Causeway Bay, Hong Kong
(Address of principal executive offices, including Zip Code)

(852) 2866-2301
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             As of September 30, 2000, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

             Documents incorporated by reference: None.

CBR BREWING COMPANY, INC. AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)—September 30, 2000 and December 31, 1999	3
	Consolidated Statements of Operations (Unaudited)—Three Months and Nine Months Ended September 30, 2000 and 1999	4
	Consolidated Statements of Cash Flows (Unaudited)—Nine Months Ended September 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements (Unaudited)—Three Months and Nine Months Ended September 30, 2000 and 1999	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES	23

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CBR BREWING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2000		December 31, 1999

	RMB	USD	RMB	USD

Assets
Current assets:
Cash	102,661,689	12,368,878	106,052,616	12,777,424
Accounts and bills receivable, net	136,662,723	16,465,388	76,169,793	9,177,084
Inventories (Note 2)	49,023,814	5,906,484	73,241,948	8,824,331
Amounts due from related companies	29,757,411	3,585,230	24,646,810	2,969,495
Prepayments, deposits and other receivables	32,843,529	3,957,052	35,992,390	4,336,433

Total current assets	350,949,166	42,283,032	316,103,557	38,084,767
Interest in an associated company (Note 4)	237,789,410	28,649,327	251,642,290	30,318,348
Property, plant and equipment, net	257,840,353	31,065,103	243,971,176	29,394,117
Non-current assets	2,687,564	323,802	10,750,253	1,295,212

Total assets	849,266,493	102,321,264	822,467,276	99,092,444

Liabilities and Shareholders’ Equity
Current liabilities:
Bank borrowings	131,465,542	15,839,222	115,390,788	13,902,505
Capital lease obligations	—	—	2,847,911	343,122
Accounts payable and accrued liabilities	182,777,763	22,021,417	124,242,548	14,968,983
Amounts due to related companies	9,672,928	1,165,413	11,535,893	1,389,867
Amount due to an associated company	207,479,486	24,997,528	194,894,527	23,481,268
Income taxes payable	12,565,770	1,513,948	8,944,091	1,077,601
Sales taxes payable	17,531,588	2,112,240	19,219,699	2,315,626

Total current liabilities	561,493,077	67,649,768	477,075,457	57,478,972

Long-term liabilities:
Bank borrowings	10,000,000	1,204,819	10,000,000	1,204,819

Total long-term liabilities	10,000,000	1,204,819	10,000,000	1,204,819

Minority interests (Note 6)	49,646,428	5,981,497	72,117,416	8,688,845

Shareholders’ advances and shareholders’ equity:
Advances from shareholders (Note 3)	—	—	36,719,200	4,424,000

Common stock (Note 5)
Class A, US $0.0001 par value, 90,000,000 shares authorized, 5,010,013 shares outstanding	4,273	515	4,273	515
Class B, US $0.0001 par value, 10,000,000 shares authorized, 3,000,000 shares outstanding	2,559	308	2,559	308
Additional paid-in capital	107,361,842	12,935,162	107,187,393	12,914,144
General reserve and enterprise development funds	14,074,390	1,695,710	14,074,390	1,695,710
Retained earnings	106,683,924	12,853,485	105,286,588	12,685,131

Total shareholders’ equity	228,126,988	27,485,180	226,555,203	27,295,808

Total shareholders’ advances and shareholders’ equity	228,126,988	27,485,180	263,274,403	31,719,808

Total liabilities, shareholders’ advances and shareholders’ equity	849,266,493	102,321,264	822,467,276	99,092,444

See accompanying notes to consolidated financial statements.

CBR BREWING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2000		Nine Months Ended September 30, 2000		Three Months Ended September 30, 1999	Nine Months Ended September 30, 1999

	RMB	USD	RMB	USD	RMB	RMB

Sales, including sales to related companies of RMB nil and RMB nil for the three months and nine months ended September 30, 2000, respectively, and RMB nil and RMB nil for the three months and nine months ended September 30, 1999, respectively	196,342,636	23,655,739	787,238,513	94,848,014	257,061,465	826,073,650
Sales taxes	(5,049,727)	(608,401)	(18,139,898)	(2,185,530)	(6,295,899)	(17,447,910)

Net sales	191,292,909	23,047,338	769,098,615	92,662,484	250,765,566	808,625,740
Cost of sales, including inventory purchased from related companies of RMB 111,643,314 and RMB 396,567,490 for the three months and nine months ended September 30, 2000, respectively, and RMB 159,493,543 and RMB 491,294,027 for the three months and nine months ended September 30, 1999, respectively; and royalty fee paid to a related company of RMB 1,265,346 and RMB 4,447,507 for the three months and nine months ended September 30, 2000, respectively, and RMB 1,808,137 and RMB 5,584,788 for the three months and nine months ended September 30, 1999, respectively	(147,988,358)	(17,829,922)	(595,426,558)	(71,738,140)	(192,610,269)	(628,898,690)

Gross profit	43,304,551	5,217,416	173,672,057	20,924,344	58,155,297	179,727,050
Selling, general and administrative expenses, including management fee paid to a related company of RMB nil and RMB nil for the three months and nine months ended September 30, 2000, respectively, and RMB nil and RMB nil for the three months and nine months ended September 30, 1999, respectively	(70,663,171)	(8,513,635)	(200,304,212)	(24,133,037)	(56,628,268)	(168,892,287)
Fair value of warrants, stock options and common stock issued for services (Note 5)	—	—	(174,449)	(21,018)	(174,449)	(523,350)

Operating income (loss)	(27,358,620)	(3,296,219)	(26,806,604)	(3,229,711)	1,352,580	10,311,413
Other expense:
Interest expense, including interest paid to related companies of RMB nil and RMB nil for the three months and nine months ended September 30, 2000, respectively, and RMB 297,615 and RMB 1,007,751 for the three months and nine months ended September 30, 1999, respectively	(2,391,064)	(288,080)	(8,323,939)	(1,002,885)	(2,769,104)	(8,258,618)

Income (loss) before income taxes	(29,749,684)	(3,584,299)	(35,130,543)	(4,232,596)	(1,416,524)	2,052,795
Income taxes	(665,348)	(80,163)	(3,621,679)	(436,347)	(1,483,138)	(5,682,925)

Loss before equity in earnings of an associated company	(30,415,032)	(3,664,462)	(38,752,222)	(4,668,943)	(2,899,662)	(3,630,130)
Equity in earnings of an associated company	8,104,118	976,400	26,943,640	3,246,222	8,519,990	31,045,881

Income(loss) before minority interests	(22,310,914)	(2,688,062)	11,808,582	(1,422,721)	5,620,328	27,415,751
Minority interests	14,472,412	1,743,664	13,205,918	1,591,075	(1,433,028)	(8,028,628)

Net income (loss) for the period	(7,838,502)	(944,398)	1,397,336	168,354	4,187,300	19,387,123

Net income (loss) per common share (Note 1)
Basic	(0.98)	(0.12)	0.17	0.02	0.52	2.42

Diluted	(0.98)	(0.12)	0.17	0.02	0.52	2.42

Weighted average number of common shares outstanding
Basic	8,010,013	8,010,013	8,010,013	8,010,013	8,010,013	8,010,013

Diluted	8,010,013	8,010,013	8,010,013	8,010,013	8,010,013	8,010,013

See accompanying notes to consolidated financial statements.

CBR BREWING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2000		Nine Months Ended September 30, 1999

	RMB	USD	RMB

Cash Flows From Operating Activities:
Net income	1,397,336	168,354	19,387,123
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value of warrants, stock options and common stock issued for services	174,449	21,018	523,350
Allowance for doubtful accounts	15,765,094	1,899,409	12,682,785
Depreciation and amortization	26,958,226	3,247,979	33,240,881
Minority interests	(13,205,918)	(1,591,074)	8,028,628
Equity in earnings of an associated company	(26,943,640)	(3,246,222)	(31,045,881)
Dividend received from an associated company	40,796,520	4,915,243	41,513,884
Changes in operating assets and liabilities:
(Increase) decrease in —
Accounts and bills receivable	(76,258,024)	(9,187,714)	(50,717,471)
Inventories	24,218,134	2,917,847	(24,254,023)
Amounts due from related companies	(5,110,601)	(615,735)	(8,409,848)
Prepayments, deposits and other receivables	3,148,861	379,381	8,987,504
Increase (decrease) in —
Accounts payable and accrued liabilities	58,535,215	7,052,436	34,970,693
Amount due to an associated company	12,584,959	1,516,260	31,441,567
Income taxes payable	3,621,679	436,347	5,682,924
Sales taxes payable	(1,688,111)	(203,387)	(10,924,520)

Net Cash Provided By Operating Activities	63,994,179	7,710,142	71,107,596

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(23,022,274)	(2,773,768)	(4,551,357)

Net Cash Used In Investing Activities	(23,022,274)	(2,773,768)	(4,551,357)

Cash Flows From Financing Activities:
New bank borrowings	16,074,754	1,936,717	—
Repayment of bank borrowings	—	—	(5,510,000)
Repayment of advances from shareholders	(36,719,200)	(4,424,000)	(13,548,505)
Decrease in amounts due to related companies	(1,862,965)	(224,454)	(5,712,141)
Repayment of capital lease obligations	(2,847,911)	(343,122)	(2,383,069)
Payment of cash dividend to minority interests	(19,007,510)	(2,290,061)	(36,277,370)

Net Cash Used In Financing Activities	(44,362,832)	(5,344,920)	(63,431,085)
Net increase (decrease) in cash	(3,390,927)	(408,546)	3,125,154
Cash at beginning of period	106,052,616	12,777,424	86,508,742

Cash at end of period	102,661,689	12,368,878	89,633,896

See accompanying notes to consolidated financial statements.

CBR BREWING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2000 and 1999
(Unaudited)

1.         Organization and Basis of Presentation

             Business—CBR Brewing Company, Inc., a Florida corporation (“the Company”), through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People’s Republic of China (“China” or the “PRC”). High Worth Holdings Ltd., a British Virgin Islands corporation (“Holdings”), is a holding company that was formed solely to effect the acquisition of Zhaoqing Blue Ribbon High Worth Brewery, Ltd., a Sino-foreign joint venture (“High Worth JV”), which was registered in the PRC on July 2, 1994, in which Guangdong Blue Ribbon Group Co. Ltd. (“Guangdong Blue Ribbon”) owns a 40% interest and Holdings owns a 60% interest.

             High Worth JV holds certain sublicensing rights for Pabst Blue Ribbon beer and also directly owns 100% of a Pabst Blue Ribbon brewing complex (“Zhaoqing Brewery”), and, through a subsidiary, owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture (“Noble Brewery”). Noble Brewery owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. A subsidiary of Noble China Inc., an unaffiliated company, owns the other 60% interest in Noble Brewery.

             In addition, High Worth JV indirectly owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the “Marketing Company”), which is responsible for the sales, advertising and promotional efforts for the Company’s production of Pabst Blue Ribbon beer in China. The remaining 30% interest in the Marketing Company is directly owned by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company, resulting in the Company owning a 42% net interest in the Marketing Company.

             In January 1998, the Company, through High Worth JV, established a joint venture company in Hubei Province, Zao Yang Blue Ribbon High Worth Brewery Ltd. (“Zao Yang High Worth Brewery”), which is the third Pabst Blue Ribbon brewing complex in China and is managed by Zhaoqing Brewery. High Worth JV owns a 55% interest, equivalent to an effective interest of 33%. Zao Yang Brewery, an unaffiliated company in Hubei Province, owns the other 45% interest in Zao Yang High Worth Brewery.

             On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. (“Sichuan High Worth Brewery”). The total registered and paid up capital of Sichuan High Worth Brewery is RMB 51,221,258. High Worth JV’s 15% equity interest is consideration-free but entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement and the relevant legal documents have been approved by the local government. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

             On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited (“March International”), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. (“Jilin Lianli Brewery”). The total registered and paid up capital of Jilin Lianli Brewery is RMB 25,000,000. March International contributed one new packaging line and the right to use the “Lianli” beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the old brewing equipment and the installation of the new packaging line were completed in April 2000. The Joint Venture Agreement was approved by the local government, and formal operations were commenced in May 2000. However, during October 2000, production was temporarily suspended pending further discussions regarding operating, financial and capital structure issues.

             The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

             Basis of Presentation—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the

CBR BREWING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2000 and 1999 (Continued)
(Unaudited)

results of operations of Zhaoqing Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. The consolidated financial statements include the Marketing Company, as the Company has effective control of the Marketing Company through its board of directors. All material intercompany accounts and transactions are eliminated on consolidation. Although Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer, the operating results of Sichuan High Worth Brewery are not included in the Company’s consolidated financial statements, except for any dividend income that the Company receives. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 1999 and September 30, 2000. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company’s working capital requirements for the fiscal year ending December 31, 2000.

             Certain prior period amounts have been reclassified to conform with the current year’s presentation.

             Foreign Currency Translation—In preparing the consolidated financial statements, the financial statements of the Company are measured using Renminbi (“RMB”) as the functional currency. All foreign currency transactions are translated into RMB using the applicable rates of exchange, as quoted by the People’s Bank of China (the “unified exchange rate”). Monetary assets and liabilities denominated in foreign currencies have been translated into RMB using the unified exchange rate prevailing at the balance sheet dates. The resulting exchange gains or losses are recorded in the statement of income for the periods in which they occur.

             The Company’s share capital is denominated in United States dollars (“USD”) and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

             Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People’s Bank of China on September 30, 2000 of USD1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

             Comments—The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contai ned in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

             The results of operations for the three months and nine months ended September 30, 2000 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

CBR BREWING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2000 and 1999 (Continued)
(Unaudited)

             Other Comprehensive Income—The Company has no items of other comprehensive income. Accordingly, a statement of comprehensive income is not presented.

             Earnings Per Share—Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options, warrants and convertible securities, unless the effect is anti-dilutive (i.e., to reduce a loss or increase net income per share). Common shares issuable upon exercise of stock options were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2000 and 1999 because they would have been anti-dilutive.

             At September 30, 2000, potentially dilutive securities representing 498,000 shares of common stock were outstanding, consisting of stock options to purchase 238,000 shares at prices ranging from $3.87 to $4.26 per share, and 260,000 shares at prices ranging from $0.72 to $0.79 per share (Note 5).

2.        Inventories

             Inventories consisted of the following at September 30, 2000 and December 31, 1999:

	September 30, 2000		December 31, 1999

	RMB	USD	RMB	USD

Raw materials	26,380,569	3,178,382	27,586,428	3,323,666
Work in progress	8,535,057	1,028,320	8,972,212	1,080,989
Finished goods	14,108,188	1,699,782	36,683,308	4,419,676

	49,023,814	5,906,484	73,241,948	8,824,331

3.       Advances from Shareholders

             In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. (“Oriental Win”) advanced US $8,869,585 to Holdings during 1994. The rights to collect US $8,000,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd.—60%; Mapesbury Limited—20%; Redcliffe Holdings Ltd.—20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US $848,000 of the advances were also transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US $21,58 5 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US $2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US $1,632,350. In March 2000, Holdings partially repaid approximately 30% of the advances from shareholders, amounting to US $2,654,400. In August 2000, Holdings repaid the remaining balances of the advances from shareholders, amounting to US $1,769,600. As of September 30, 2000, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd. were US $nil. In conjunction with the assignment of the advances to Top Link Development Limited, Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

CBR BREWING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2000 and 1999 (Continued)
(Unaudited)

4.       Interest in an Associated Company

             The unlisted investment consists of the Company’s 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months and nine months ended September 30, 2000 and 1999 are as follows:

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30, 2000		September 30, 2000		September 30, 1999	September 30, 1999

	RMB	USD	RMB	USD	RMB	RMB

Net sales	96,898,855	11,674,561	360,982,761	43,491,899	143,809,038	446,584,578

Net income	19,635,295	2,365,698	65,484,101	7,889,651	24,297,118	83,279,354

The Company’s share of net income after adjustment of unrealized intercompany profit and other intercompany adjustments	8,104,118	976,400	26,943,640	3,246,222	8,519,990	31,045,881

5.       Shareholders’ Equity

Stock Option Plan

             On January 2, 1998, the 1998 Stock Option Plan (the “Plan”) was adopted by the majority of the shareholders of the Company and approved by the Board of Directors. The Plan provides for the granting of stock options from time to time to eligible persons to purchase an aggregate of up to 800,000 shares of Class A Common Stock, as either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). The exercise price of all ISOs will be equal to the fair market value of a share of common stock on the date the option is granted, except that in the case of ISOs granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the price will be not less than 110% of such fair market value.

             On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US $3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US $4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vested in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005. In 1999, options to purchase 42,000 shares of Class A Common Stock were cancelled when two employees terminated their services with the Company.

             On May 16, 2000, options to purchase 375,000 shares of Class A Common Stock at an exercise price of US $0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A Common Stock at an exercise price of US $0.79 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Such stock options vest 50% on July 1, 2000, 25% on July 1, 2001, and the remaining 25% on July 1, 2002. The stock options expire on December 31, 2004.

CBR BREWING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2000 and 1999 (Continued)
(Unaudited)

             All stock options were issued at not less than fair market value on the date of issuance. The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123, the fair value of stock options issued to non-employees (including non-employee directors in 1998) is calculated according to the Black-Scholes option pricing model and is amortized to expense over the vesting period. As a result, the Company recognized RMB nil and RMB 174,449 of compensation expense during the three months and nine months ended September 30, 2000, respectively, and during the three months and nine months ended September 30, 1999, the Company recognized RMB 174,449 and RMB 523,350 of compensation expense, respectively.

6.       Dividend to Minority Interests

             On November 23, 1998 and July 28, 1999, the Board of Directors of High Worth JV declared separate dividend distributions of RMB 51,596,713. The minority interest’s 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. The dividends were distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth JV. During the nine months ended September 30, 1999, High Worth JV paid aggregate dividends to Guangdong Blue Ribbon and Holdings of RMB 36,277,370 and RMB 40,375,595, respectively.

             On March 20, 2000, the Board of Directors of High Worth JV declared the fourth dividend distribution entitling Holdings to approximately RMB 28,511,267. The minority interest’s 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. The dividends were distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth JV. During the nine months ended September 30, 2000, dividends of RMB 19,007,510 and RMB 28,511,267 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

7.       Amounts Due to Related Companies

             During the three months and six months ended June 30, 1999, the Company borrowed RMB 24,000,000 from Shenzhen Huaqiang Holdings Limited, the Company’s major shareholder. The loan was unsecured, with interest at 7.5% per annum, and was fully repaid during the three months ended September 30, 1999.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

             This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 contains “forward-looking” statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Recent Developments

             On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited (“March International”), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. (“Jilin Lianli Brewery”). The total registered and paid up capital of Jilin Lianli Brewery is RMB 25,000,000. March International contributed one new packaging line and the right to use the “Lianli” beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the old brewing equipment and the installation of the new packaging line were completed in April 2000. The Joint Venture Agreement was approved by the local government, and formal operations were commenced in May 2000. However, during October 2000, production was temporarily suspended pending further discussions regarding operating, financial and capital structure issues.

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

             Noble China Inc., a public company listed on the Toronto Stock Exchange, issued a press release on May 27, 1999 to announce that it had acquired from Pabst Brewing Company the exclusive rights to brew and distribute Pabst Blue Ribbon beer throughout China for a period of 30 years from 2003 to 2033. Noble China Inc.’s 1999 Annual Report confirmed that Noble China Inc. had entered into a license agreement with Pabst Brewing Company in May 1999 to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003, and that Noble China Inc. had paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and had agreed to pay royalties based on gross sales.

             In addition, Noble China Inc.’s December 31, 1999 Annual Information Form disclosed that under the existing License Agreement, Pabst Brewing Company has the obligation to “negotiate friendly” the possible renewal of the existing License Agreement on its expiration in November 2003. Noble China Inc. further asserted that it assumed that obligation when it acquired the license rights to the Pabst Blue Ribbon trademarks.

             Management has consulted with legal counsel regarding the legitimacy of the purported license agreement and the Company’s potential responses. In addition, management has consulted with Guangdong Blue Ribbon, the owner of the Pabst Blue Ribbon trademark in China, regarding potential responses, and has met with representatives of Noble China Inc. in an attempt to explore a potential settlement. In August 2000, the Company and Noble China Inc. agreed to establish a management committee to evaluate the potential to enhance the operations of Zhaoqing Brewery and Noble Brewery through cooperative efforts, including the possibility of combining brewing and marketing operations into one entity.

             Management of the Company has requested that Guangdong Blue Ribbon take appropriate action to protect its rights and its sub-licensees’ rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Guangdong Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Guangdong Blue Ribbon has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on its future operations. However, the inability of the Company to obtain a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions that would allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company’s future results of operations, financial position and cash flows.

Business

             The Company produces Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China has experienced a steady overall growth rate, although such growth has been hindered by the general softening in demand for premium beers. There is a substantial difference in the price at which local or regional brands of beer are sold in China as compared to the price of foreign or premium brands of beer. Generally, a 640 ml. bottle of local or regional beer sells for 1-2 RMB, as compared to 4-6 RMB for foreign or premium beer.

             As a result of the strong competition from foreign premium beer and the aggressive pricing strategies of some major local breweries, management anticipates that the market demand for high priced foreign premium brands will be stagnant as consumers shift to lower priced beers. The competition among major Chinese breweries to maintain market share is also expected to place continuing pressure on the Company’s sales and operating results during the remainder of 2000 and 2001. Management has responded to changing market conditions by broadening its product line and attempting to expand distribution, but it is uncertain whether such initiatives will be successful in the near-term. Accordingly, as a result of softening sales and substantial continuing marketing, advertising and promotional expenditures, the Company expects a continuing deterioration in sales and operating results during the three months ending December 31, 2000, with an operating loss likely for this period. The Company expects that current economic conditions will continue into 2001, and is therefore considering the implementation of certain cost control measures.

             The Company’s brewing facilities consist of the following:

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

             During April 1998, the technical renovation process to convert the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex was completed. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998, and the Marketing Company began purchasing Zao Yang High Worth Brewery’s production of Pabst Blue Ribbon beer for distribution. In addition, Zao Yang High Worth Brewery also produces domestic brand beer under the brand name “Di Huang Quan” and sells directly to the distributors in nearby regions.

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

             Jilin Lianli Brewery: The original facilities of Jilin Lianli Brewery were constructed between 1980 and 1984 with annual production capacity based on old brewing technology of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to the formation of the new joint venture company, the facilities were used to produce domestic beer under the brand name “Tin Chi Quan”.

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

             March International is responsible for transferring the technical know-how and production techniques to brew high quality beer products to Jilin Lianli Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into a modern brewing complex. The technical renovation process to convert the old brewing facilities of Jilin Lianli brewery into a modern brewing complex was completed in April 2000, and formal operations were commenced in May 2000. However, during October 2000, production was temporarily suspended pending further discussions regarding operating, financial and capital structure issues.

             During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion throughout China of the Pabst Blue Ribbon beer produced by the Company’s breweries. The Company owns a 42% net interest in the Marketing Company. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis, as the Company has effective control of the Marketing Company through its board of directors.

             The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

Consolidated Results of Operations

Three Months Ended September 30, 2000 and 1999

             Sales: During the three months ended September 30, 2000, net sales of beer products decreased by RMB 59,472,657 or 23.7% to RMB 191,292,909, as compared to RMB 250,765,566 for the three months ended September 30, 1999. The Company sold 41,430 metric tons of beer to distributors in 2000 as compared to 50,721 metric tons of beer in 1999, a decrease of 18.3%. The decrease in net sales of beer products during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 was primarily attributable to the decrease in the volume of beer sold, which was a result of a weakening in customer demand in China for foreign premium brands such as Pabst Blue Ribbon beer and increasing competition from both foreign premium brands and local brands.

             Approximately 95.4% and 99.0% of total sales during the three months ended September 30, 2000 and 1999, respectively, were from the sale of products under the Pabst Blue Ribbon brand name.

             During the three months ended September 30, 2000 and 1999, Zhaoqing Brewery sold 11,285 metric tons and 17,643 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 6,358 metric tons or 36.0% from 1999 to 2000.

             During the three months ended September 30, 2000 and 1999, Sichuan Brewery sold 2,033 metric tons and 2,322 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

             During the three months ended September 30, 2000, Zao Yang High Worth Brewery sold 4,701 metric tons of beer, of which 421 metric tons (9.0%) were Pabst Blue Ribbon beer sold to the Marketing Company and 4,280 metric tons (91.0%) were local brand beer sold directly to distributors. During the three months ended September 30, 1999, Zao Yang High Worth Brewery sold 7,649 metric tons of beer, of which 1,737 metric tons (22.7%) were Pabst Blue Ribbon beer sold to the Marketing Company and 5,912 metric tons (77.3%) were local brand beer sold directly to distributors.

             The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan High Worth Brewery during 1999 and 2000 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

             Gross Profit: For the three months ended September 30, 2000, total gross profit was RMB 43,304,551 or 22.6% of total net sales, as compared to total gross profit of RMB 58,155,297 or 23.2% of total net sales for the three months ended September 30, 1999. Gross profit from beer sales decreased by RMB 14,850,746 in 2000 as compared to 1999 primarily as a result of the decrease in the volume of beer sold.

             The Company expects that it will experience continuing pressure on its gross profit margin during the remainder of 2000 due to a continuing softening of consumer demand in China for foreign premium brands such as Pabst Blue Ribbon beer and increasing competition from both foreign premium brands and local brands.

             Selling, General and Administrative Expenses: For the three months ended September 30, 2000, selling, general and administrative expenses were RMB 70,663,171 or 36.9% of net sales, consisting of selling expenses of RMB 53,173,722 and general and administrative expenses of RMB 17,489,449. Net of an allowance for doubtful accounts of RMB 5,300,000 for the three months ended September 30, 2000, general and administrative expenses were RMB 12,189,449.

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

             Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 17,853,369 or 50.5% in 2000 as compared to 1999, and as a percent of net sales, to 27.8% in 2000 from 14.1% in 1999. Selling expenses increased in 2000 as compared to 1999, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its expanded advertising and promotional program to stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns with respect to the local brand name beers.

             Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company’s operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the three months ended September 30, 2000 and 1999, the Marketing Company incurred an operating loss of RMB 31,162,818 and RMB 7,480,000, respectively, which reduced consolidated operating income accordingly.

             General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery, the costs associated with the operation of the Company’s executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 2,541,261 or 17.3% in 2000 as compared to 1999, and as a percentage of net sales, to 6.3% and 5.9% in 2000 and 1999, respectively, primarily as a result of implementation of cost reduction measures.

             On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US $3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US $4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vested in varying amounts through April 1, 2000. The stock options expire on December 31, 2001 through December 31, 2005.

             On May 16, 2000, options to purchase 375,000 shares of Class A Common Stock at an exercise price of US $0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A Common Stock at an exercise price of US $0.79 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Such stock options vest 50% on July 1, 2000, 25% on July 1, 2001, and the remaining 25% on July 1, 2002. The stock options expire on December 31, 2004.

             All stock options were issued at not less than fair market value on the date of issuance. The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123, the fair value of stock options issued to non-employees (including non-employee directors in 1998) is calculated according to the Black-Scholes option pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB nil and RMB 174,449 of compensation expense during the three months ended September 30, 2000 and 1999, respectively.

             Operating Income (Loss): For the three months ended September 30, 2000, operating loss was RMB 27,358,620 or 14.3% of net sales. For the three months ended September 30, 1999, operating income was RMB 1,352,580 or 0.5% of net sales. The decrease in operating income is primarily attributable to the decrease in volume of beer sold and the increase in selling, advertising and promotional expenses.

             The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain unreimbursed selling and advertising expenses for the three months ended September 30, 2000 and 1999 that were not fully compensated for in the Marketing Company’s intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 31,162,818 and RMB 7,480,000, respectively, which reduced consolidated operating income accordingly.

             Interest Expense: For the three months ended September 30, 2000, interest expense decreased by RMB 378,040 or 13.7% to RMB 2,391,064, as compared to RMB 2,769,104 for the three months ended September 30, 1999. Interest expense decreased in 2000 as compared to 1999 as a result of a decrease in the interest expense on capital lease obligations.

             Income Taxes: The two year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. During the three year period from 1998 to 2000, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the three months ended September 30, 2000, income tax expense was RMB 665,348, as compared to RMB 1,483,138 for the three months ended September 30, 1999.

             Net Income (Loss): Net loss was RMB 7,838,502 for the three months ended September 30, 2000, as compared to net income of RMB 4,187,300 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 and 1999

             Sales: During the nine months ended September 30, 2000, net sales of beer products decreased by RMB 39,527,125 or 4.9% to RMB 769,098,615, as compared to RMB 808,625,740 for the nine months ended September 30, 1999. The Company sold 156,449 metric tons of beer to distributors in 2000 as compared to 159,114 metric tons of beer in 1999, a decrease of 1.7%. The decrease in net sales of beer products during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily attributable to the decrease in the volume of beer sold, which was a result of a weakening in customer demand in China for foreign premium brands such as Pabst Blue Ribbon beer and increasing competition from both foreign premium brands and local brands, which accelerated during the three months ended September 30, 2000.

             Approximately 94.0% and 99.0% of total sales during the nine months ended September 30, 2000 and 1999, respectively, were from the sale of products under the Pabst Blue Ribbon brand name.

             During the nine months ended September 30, 2000 and 1999, Zhaoqing Brewery sold 43,712 metric tons and 52,637 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 8,925 metric tons or 17.0% from 1999 to 2000.

             During the nine months ended September 30, 2000 and 1999, Sichuan Brewery sold 3,474 metric tons and 6,431 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

             During the nine months ended September 30, 2000, Zao Yang High Worth Brewery sold 15,546 metric tons of beer, of which 1,374 metric tons (8.8%) were Pabst Blue Ribbon beer sold to the Marketing Company and 14,172 metric tons (91.2%) were local brand beer sold directly to distributors.

             During the nine months ended September 30, 1999, Zao Yang High Worth Brewery sold 15,083 metric tons of beer, of which 3,640 metric tons (24.1%) were Pabst Blue Ribbon beer sold to the Marketing Company and 11,443 metric tons (75.9%) were local brand beer sold directly to distributors.

             The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan High Worth Brewery during 1999 and 2000 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

             Gross Profit: For the nine months ended September 30, 2000, total gross profit was RMB 173,672,057 or 22.6% of total net sales, as compared to total gross profit of RMB 179,727,050 or 22.2% of total net sales for the nine months ended September 30, 1999. Gross profit from beer sales decreased by RMB 6,054,993 in 2000 as compared to 1999 primarily as a result of the decrease in the volume of beer sold.

             The Company expects that it will experience continuing pressure on its gross profit margin during the remainder of 2000 due to a continuing softening of consumer demand in China for foreign premium brands such as Pabst Blue Ribbon beer and increasing competition from both foreign premium brands and  local brands.

             Selling, General and Administrative Expenses: For the nine months ended September 30, 2000, selling, general and administrative expenses were RMB 200,304,212 or 26.0% of net sales, consisting of selling expenses of RMB 139,884,876 and general and administrative expenses of RMB 60,419,336. Net of an allowance for doubtful accounts of RMB 15,765,094 for the nine months ended September 30, 2000, general and administrative expenses were RMB 44,654,242.

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

             Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 30,469,736 or 27.8% in 2000 as compared to 1999, and as a percent of net sales, to 18.2% in 2000 from 13.5% in 1999. Selling expenses increased in 2000 as compared to 1999, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its expanded advertising and promotional program to stimulate consumer demand in order to maintain the market position of

Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns with respect to the local brand name beers.

             Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company’s operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the nine months ended September 30, 2000 and 1999, the Marketing Company incurred an operating loss of RMB 49,424,375 and RMB 27,954,746 respectively, which reduced consolidated operating income accordingly.

             General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery, the costs associated with the operation of the Company’s executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased slightly, by RMB 2,140,120 or 4.6% in 2000 as compared to 1999, but remained constant as a percentage of net sales, at 5.8% in both 2000 and 1999.

             On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US $3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US $4.26 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vested in varying amounts through April 1, 2000. The stock options expire on December 31, 2001 through December 31, 2005.

             On May 16, 2000, options to purchase 375,000 shares of Class A Common Stock at an exercise price of US $0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A Common Stock at an exercise price of US $0.79 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Such stock options vest 50% on July 1, 2000, 25% on July 1, 2001, and the remaining 25% on July 1, 2002. The stock options expire on December 31, 2004.

             All stock options were issued at not less than fair market value on the date of issuance. The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123, the fair value of stock options issued to non-employees (including non-employee directors in 1998) is calculated according to the Black-Scholes option pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,449 and RMB 523,350 of compensation expense during the nine months ended September 30, 2000 and 1999, respectively.

             Operating Income (Loss): For the nine months ended September 30, 2000, operating loss was RMB 26,806,604 or 3.5% of net sales. For the nine months ended September 30, 1999, operating income was RMB 10,311,413 or 1.3% of net sales. The decrease in operating income is primarily attributable to the substantial increase in selling, advertising and promotional expenses and the decrease in volume of beer sold.

             The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain unreimbursed selling and advertising expenses for the nine months ended September 30, 2000 and 1999 that were not fully compensated for in the Marketing Company’s intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 49,424,375 and RMB 27,954,746, respectively, which reduced consolidated operating income accordingly.

             Interest Expense: For the nine months ended September 30, 2000, interest expense increased by RMB 65,321 or 0.8% to RMB 8,323,939, as compared to RMB 8,258,618 for the nine months ended September 30, 1999. Interest expense increased in 2000 as compared to 1999 as a result of an increase in the average balance of bank borrowings.

             Income Taxes: The two year income tax holiday for Zhaoqing Brewery expired on December 31, 1997. During the three-year period from 1998 to 2000, Zhaoqing Brewery is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Zhaoqing Brewery. Accordingly, for the nine months ended September 30, 2000, income tax expense was RMB 3,621,679, as compared to RMB 5,682,925 for the nine months ended September 30, 1999.

             Net Income: Net income decreased to RMB 1,397,336 for the nine months ended September 30, 2000, as compared to RMB 19,387,123 for the nine months ended September 30, 1999.

Noble Brewery

Three Months Ended September 30, 2000 and 1999

             Sales: For the three months ended September 30, 2000 and 1999, net sales were RMB 96,898,855 and RMB 143,809,038, respectively.

             During the three months ended September 30, 2000, Noble Brewery sold 24,019 metric tons of beer to the Marketing Company, as compared to 35,135 metric tons of beer during the three months ended September 30, 1999. Total beer sold by Noble Brewery to the Marketing Company decreased by 11,116 metric tons or 31.6% in 2000 as compared to 1999, primarily as a result of the general softening of demand for Pabst Blue Ribbon beer in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in 2000 had the effect of reducing Noble Brewery’s beer sales in 2000.

             Gross Profit: For the three months ended September 30, 2000 and 1999, gross profit was RMB 34,644,384 or 35.8% of net sales and RMB 49,071,489 or 34.1% of net sales, respectively. The decrease in gross profit in 2000 as compared to 1999 was primarily a result of the decrease in the volume of beer sold.

             Selling, General and Administrative Expenses: For the three months ended September 30, 2000, selling, general and administrative expenses totaled RMB 8,754,424 or 9.0% of net sales, consisting of selling expenses of RMB 433,239 and general and administrative expenses of RMB 8,321,185. For the three months ended September 30, 1999, selling, general and administrative expenses totaled RMB 15,849,352 or 11.0% of net sales, consisting of selling expenses of RMB 2,601,326 and general and administrative expenses of RMB 13,248,026. Selling expenses consist of warehousing, storage and freight costs.

             Operating Income: For the three months ended September 30, 2000 and 1999, operating income was RMB 25,889,960 or 26.7% of net sales and RMB 33,222,137 or 23.1% of net sales, respectively.

             Income Taxes: The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended September 30, 2000, income tax expense was RMB 6,254,665, as compared to RMB 8,925,019 for the three months ended September 30, 1999.

             Net Income: Net income decreased to RMB 19,635,295 or 20.3% of net sales for the three months ended September 30, 2000, as compared to RMB 24,297,118 or 16.9% of net sales for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 and 1999

             Sales: For the nine months ended September 30, 2000 and 1999, net sales were RMB 360,982,761 and RMB 446,584,578, respectively.

             During the nine months ended September 30, 2000, Noble Brewery sold 84,589 metric tons of beer to the Marketing Company, as compared to 102,078 metric tons of beer during the nine months ended September 30, 1999. Total beer sold by Noble Brewery to the Marketing Company decreased by 17,489 metric tons or 17.1% in 2000 as compared to 1999, primarily as a result of the general softening of demand for Pabst Blue Ribbon beer in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in 2000 had the effect of reducing Noble Brewery’s beer sales in 2000.

             Gross Profit: For the nine months ended September 30, 2000 and 1999, gross profit was RMB 122,426,625 or 33.9% of net sales and RMB 161,367,203 or 36.1% of net sales, respectively. The decrease in gross profit in 2000 as compared to 1999 was primarily a result of the decrease in the volume of beer sold.

             Selling, General and Administrative Expenses: For the nine months ended September 30, 2000, selling, general and administrative expenses totaled RMB 33,890,416 or 9.4% of net sales, consisting of selling expenses of RMB 1,594,017 and general and administrative expenses of RMB 32,296,399. For the nine months ended September 30, 1999, selling, general and administrative expenses totaled RMB 45,804,614 or 10.3% of net sales, consisting of selling expenses of RMB 8,552,534 and general and administrative expenses of RMB 37,252,080. Selling expenses consist of warehousing, storage and freight costs.

             Operating Income: For the nine months ended September 30, 2000 and 1999, operating income was RMB 88,536,209 or 24.5% of net sales and RMB 115,562,589 or 25.9% of net sales, respectively.

             Income Taxes: The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the nine months ended September 30, 2000, income tax expense was RMB 23,052,108, as compared to RMB 32,522,828 for the nine months ended September 30, 1999.

             Net Income: Net income decreased to RMB 65,484,101 or 18.1% of net sales for the nine months ended September 30, 2000, as compared to RMB 83,279,354 or 18.6% of net sales for the nine months ended September 30, 1999.

Consolidated Financial Condition—September 30, 2000

Liquidity and Capital Resources

             Operating. For the nine months ended September 30, 2000, the Company’s operations provided cash resources of RMB 63,994,179, as compared to RMB 71,107,596 for the nine months ended September 30, 1999, reflecting the decline in operating results in 2000 as compared to 1999. The Company’s cash balance decreased by RMB 3,390,927 to RMB 102,661,689 at September 30, 2000, as compared to RMB 106,052,616 at December 31, 1999. The Company’s net working capital deficit increased by RMB 49,572,011 to RMB 210,543,911 at September 30, 2000, as compared to RMB 160,971,900 at December 31, 1999, resulting in a current ratio at September 30, 2000 of 0.63:1, as compared to 0.66:1 at December 31, 1999.

             Net of an allowance for doubtful accounts of RMB 15,765,094 for the nine months ended September 30, 2000, accounts and bills receivable increased by RMB 76,258,024 or 100.1% to RMB 136,662,723 at September 30, 2000, as compared to RMB 76,169,793 at December 31, 1999, as a result of a slowdown in payments from customers and extended credit terms offered to certain distributors.

             The Company’s inventories decreased by RMB 24,218,134 or 33.1% to RMB 49,023,814 at September 30, 2000, as compared to RMB 73,241,948 at December 31, 1999. The decrease in inventories was mainly due to the Company’s efforts to reduce the level of finished goods.

             The Company’s accounts payable and accrued liabilities increased by RMB 58,535,215 or 47.1% to RMB 182,777,763 at September 30, 2000, as compared to RMB 124,242,548 at December 31, 1999. The increase in accounts payable was mainly due to a slowdown in payments to suppliers, reflecting the slowdown in payments from customers.

             The amount due to an associated company increased by RMB 12,584,959 or 6.5% to RMB 207,479,486 at September 30, 2000, as compared to RMB 194,894,527 at December 31, 1999, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company. As a result of the extended credit terms provided by the Marketing Company to certain distributors, accounts and bills receivable increased, which caused a commensurate increase in the amount due to an associated company, reflecting the lengthened collection cycle.

             On March 20, 2000, the Board of Directors of High Worth JV declared the fourth dividend distribution, entitling Holdings to approximately RMB 28,511,267. The dividend will be distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth JV. During the nine months ended September 30, 2000, dividends of RMB 19,007,510 and RMB 28,511,267 were distributed to Guangdong Blue Ribbon and Holdings, respectively.

             Investing. For the nine months ended September 30, 2000, additions to property, plant and equipment aggregated RMB 23,022,274, which included approximately RMB 6,700,000 for the technical renovation and continuous improvement of Zao Yang High Worth Brewery and approximately RMB 15,500,000 for the technical renovation of old brewing equipment and the installation of a new packaging line at Jilin Lianli Brewery. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 2000 will be approximately RMB 6,000,000, a portion of which is expected to be financed through capital leases. The Company anticipates that additional capital expenditures in connection with the continuous technical renovation of Zao Yang High Worth Brewery during the remainder of 2000 will be approximately RMB 1,000,000, a porti on of which is expected to be financed by new bank borrowings.

             Financing. During the nine months ended September 30, 2000, the Company’s secured bank loans increased by RMB 16,074,754, reflecting total borrowings of RMB 141,465,542. The bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the continuous expansion and working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

             In connection with the acquisition of High Worth JV, Oriental Win advanced US $8,869,585 to Holdings during 1994. The rights to collect US $8,000,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd.—60%; Mapesbury Limited—20%; Redcliffe Holdings Ltd.—20%). The advances bear no interest and are repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company has the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. On September 8, 1998, the remaining rights to collect US $848,000 of the advances were also transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US $21,585 paid by Holdings on behalf of Oriental Win. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US $2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US $1,632,350. In March 2000, Holdings partially repaid approximately 30% of the advances from shareholders amounting to US $2,654,400. In Augu st 2000, Holdings repaid the remaining balance of the advances from shareholders, amounting to US $1,769,600. As of August 30, 2000, the remaining advances from such shareholders, West Coast Star Enterprises Ltd., Top Link Development Limited (assigned by Mapesbury Limited in February 1998), and Redcliffe Holdings Ltd. were US $nil. In conjunction with the assignment of the advances to Top Link Development Limited, Mapesbury Limited also transferred its shares in the Company to Top Link Development Limited. On December 22, 1998, Oriental Win was formally dissolved by its shareholders.

             The Company expects that it will be able to fund expected capital expenditures during the remainder of 2000 with respect to the continuing development of its brewery operations through internal cash flow and external resources.

             The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company’s working capital requirements for the remainder of 2000. In order to finance the continuing capital requirements of the Company, the Company has been in negotiations to arrange additional long-term bank loans or lease financing. In addition, accelerated development or acquisition of additional brewing facilities or other support facilities may require the use of long-term borrowings or equity financing by the Company.

Inflation and Currency Matters

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

             Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation of the RMB against the USD would adversely affect the Company’s financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailin g exchange rates quoted by the People’s Bank of China.

             Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue its currency, the Company does not believe that such an action would have a detrimental effect on the Company’s operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

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

             Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange rate was approximately US $1.00 to RMB 8.3 during 1999 and for the three months and nine months ended September 30, 2000.

New Accounting Pronouncement

             In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company does not believe that the adoption of SFAS No. 133 will have any impact on its financial statement presentation or disclosures.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

             The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive instruments.

             With respect to foreign currency exchange rates, the Company does not believe that a devaluation of the RMB against the USD would have a detrimental effect on the Company’s operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services is settled in RMB. The effect of a devaluation of the RMB against the USD would be to reduce the Company’s results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB.

             The Company does not have any interest rate risk, as the Company’s debt obligations are primarily short-term in nature, with fixed interest rates.

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

             27 Financial Data Schedule (electronic filing only)

(b) Reports on Form 8-K

             Three Months Ended September 30, 2000: None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBR BREWING COMPANY, INC
(Registrant)

Date: November 6, 2000	By:	/s/ Zi-Shou Chen
Zi-Shou Chen President and Director (Duly authorized officer)

Date: November 6, 2000	By:	/s/ Gary C.K. Lui
Gary C.K. Lui Chief Financial Officer (Principal financial officer)