Form 10-K
period 2000-12-31
CBR BREWING CO INC
filed 2001-04-16
CIK 846012

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                   FORM  10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December  31,  2000


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 2001, the Company had 5,010,013 shares of Class A common stock and 3,000,000 shares of Class B common stock issued and outstanding.

     As of March 31, 2001, the aggregate market value of the issuer's outstanding Class A common stock held by non-affiliates on March 31, 2001, computed by reference to the average of the closing bid and ask prices, was US$1,878,755.

     Documents  incorporated  by  reference:  None.

          Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

          This Annual Report on Form 10-K for the fiscal year ended December 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                     PART I.

ITEM  1.   BUSINESS

OVERVIEW

          CBR Brewing Company, Inc., a Florida corporation (the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), is the parent of High Worth Holdings Ltd., a British Virgin Islands corporation ("Holdings"). Since November 1994, Holdings has owned a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd., a Sino-foreign joint venture ("High Worth JV"), which, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). The other 40% interest in High Worth JV is owned by Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon"), a related company (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Substantially all of the beer currently sold by the Company is marketed under the Pabst Blue Ribbon label, and is brewed under a sublicense agreement with Guangdong Blue Ribbon, which, through an assignment and transfer, obtained its license from Pabst Brewing Company ("Pabst US").

          All of the Company's business operations are located in the PRC and are conducted in Renminbi ("RMB"), which is the currency of China. During the three years ended December 31, 1998, 1999 and 2000, the exchange rate has remained stable at approximately US$1.00 to RMB 8.3.

DESCRIPTION  OF  BUSINESS

          The Company is engaged in the business of brewing, distributing and marketing Pabst Blue Ribbon beer in China. As of December 31, 2000, the Company owned effective interests of 60%, 24%, 33% and 9% in four brewing facilities currently producing Pabst Blue Ribbon beer in China, all of which are managed by the Company. The Company is also presently responsible for the marketing and sale in China of Pabst Blue Ribbon beer produced by the four brewing facilities. The Company, through Holdings, also owns a 51% effective interest in a fifth brewing facility producing local brand beer, but the production and operation of this brewery was formally terminated in December 2000. The Company intends to dispose of its equity interest in this brewery during 2001.

          China is currently ranked as the second largest beer producer and consumer in the world behind the United States. The management of the Company believes that Pabst Blue Ribbon beer is currently one of the leading foreign labels sold in China, both in number of units sold and total sales. Pabst Blue Ribbon is considered a premium brand in China, along with such other labels as Tsingtao, Carlsberg, Miller, Budweiser, Coors and San Miguel.

          The Company produces Pabst Blue Ribbon beer in China to avoid import tariffs that range as high as 120%. The majority of the production is mainly concentrated in two breweries located at Zhaoqing City, which is approximately 100 miles from Hong Kong in the Guangdong Province of China. Pabst US provides quality control assistance to the Company on a regular basis. The Company markets Pabst Blue Ribbon beer in all major provinces in China. The Company currently maintains offices in Beverly Hills, California, Las Vegas, Nevada, Hong Kong and Zhaoqing City.

          High Worth JV holds certain licensing rights for Pabst Blue Ribbon beer (see "PABST LICENSING ARRANGEMENTS AND TRADEMARKS") and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"), and, through a subsidiary, a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"). Noble Brewery owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. A subsidiary of Noble China, Inc., an unaffiliated company whose stock is traded on the Toronto Stock Exchange, owns the other 60% interest in Noble Brewery (see "THE JOINT VENTURE COMPANIES").

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

          Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery was formally restructured into a new joint venture company and is the fourth Pabst Blue Ribbon brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost (see "PABST LICENSING ARRANGEMENT AND TRADEMARKS - SICHUAN BREWERY").

          On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid-up capital of Sichuan High Worth Brewery is RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement and the relevant legal documents have been approved by the local government authorities. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

          On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid-up capital of Jilin Lianli Brewery is RMB 25,000,000. March International contributed one new packing line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line was completed in April 2000. The Joint Venture Agreement was approved by the local government and formal operations commenced in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. The Company is currently in negotiations with certain interested parties in an effort to dispose of its equity interest in the brewery during 2001.

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

          Zhaoqing Brewery annually shuts down portions of the facility for a short period of time during the low season to provide regular scheduled maintenance. Zhaoqing Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing.

NOBLE  BREWERY

          Noble Brewery is situated on a site adjacent to Zhaoqing Brewery containing approximately 1,453,000 square feet. Noble Brewery has land use rights of 50 years ending in 2043.

          Noble Brewery consists of the original facilities constructed between 1988 and 1990 by Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Zhaoqing"), the operator of the facilities prior to the establishment of Noble Brewery. These facilities had an annual production capacity of approximately 80,000 metric tons or 680,000 barrels of beer. The second phase of brewing facilities, which was completed in July 1994, has an annual production capacity of approximately 120,000 metric tons or 1,020,000 barrels of beer. Pabst US supplied the majority of the equipment for the development of both the first and second phase of the brewing facilities, in addition to offering technical assistance in its installation and maintenance. On an annual basis, Noble Brewery shuts down portions of the facility for a short period of time during the low season to provide regular scheduled maintenance. Noble Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing.

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

          During April 1998, the technical renovation process to convert the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex was completed. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998, and the Marketing Company began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution. In addition, Zao Yang High Worth Brewery also produces domestic brand beer under the brand name "Di Huang Quan", which it sells directly to the nearby regions.

SICHUAN  HIGH  WORTH  BREWERY

          Sichuan High Worth Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of Le Shan City, Sichuan Province, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. The original facilities of Sichuan High Worth Brewery were constructed in 1988 with annual production capacity based on old brewing technology of approximately 20,000 metric tons or 170,000 barrels of beer. Prior to late 1996, the facilities were used exclusively to produce beer under domestic local brand names. Guangdong Blue Ribbon acquired the brewery as its branch and started to convert the facility into a Pabst Blue Ribbon brewing complex in late 1996. In April 1997, Sichuan High Worth Brewery commenced production of beer under the Pabst Blue Ribbon label, which is sold to the Marketing Company for resale (see "PABST LICENSING ARRANGEMENT AND

TRADEMARKS  -  SICHUAN  HIGH  WORTH  BREWERY").

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

          March International is responsible for transferring the technical know-how and production techniques to brew high quality beer products to Jilin Lianli Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into a modern brewing complex. The technical renovation process to convert the old brewing facilities of Jilin Lianli brewery into a modern brewing complex was completed in April 2000, and operations commenced in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. The Company is currently in negotiation with certain interested parties to dispose of its equity interest in the brewery.

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

          Sales of the 11-degree light processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 4.0%, 45.8%, 4.6%, 0.1% and 44.4%, respectively, of the sales volume of the Company in 2000.

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

          Although the sales volume of the 10-degree light processed Pabst Blue Ribbon beer constituted a significant portion of total sales in 1998, its contribution to overall operating profit was below management's expectations. Accordingly, management decided to discontinue the 10-degree light processed Pabst Blue Ribbon beer in 1999, as a result of a strategic reevaluation of the Company's markets. Accordingly, the 10-degree light processed beer packaged in 640 ml. bottles for Pabst Blue Ribbon beer only accounted for approximately 0.1% of the sales volume of the Company in both 1999 and 2000.

          During 2000, Sichuan High Worth Brewery produced 11-degree light processed Pabst Blue Ribbon beer, which was packaged in 640 ml. glass bottles and 355 ml. cans. In 2000, the Marketing Company distributed 7,870 metric tons of Pabst Blue Ribbon beer produced by Sichuan High Worth Brewery, which represented 4.6% of the Company's total sales volume in 2000. In 1999, the Marketing Company distributed 9,041 metric tons of Pabst Blue Ribbon beer produced by Sichuan High Worth Brewery, which represented 4.7% of the Company's total sales volume in 1999.

          During 2000, Zao Yang High Worth Brewery produced 11-degree light processed Pabst Blue Ribbon beer, which was packaged in 640 ml. glass bottles and 355ml can. In 2000, the Marketing Company distributed 2,280 metric tons of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery, which represented 1.3% of the Company's total sales volume in 2000. In 1999, the Marketing Company distributed 4,716 metric tons of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery, which represented 2.5% of the Company's total sales volume in 1999.

          Pabst Blue Ribbon beer is marketed and sold as a premium beer in establishments such as restaurants, bars, alcohol and tobacco companies and retail stores. The Marketing Company will continue its efforts to consolidate and expand the distribution of these products in existing and new markets in China, subject to the limitations of the Company's ability to expand its market share in these markets, the competitive marketing strategies of other brewers and the growth of the Chinese economy.

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

          The Company's highest volume sales for Pabst Blue Ribbon beer have been in the provinces of Guangdong, Fujian and Zhejiang. The Company utilizes a network of regional distributors whose field sales force maintains customer contact and promotes customer satisfaction. Sales of Pabst Blue Ribbon beer were 171,785 metric tons or approximately 1,460,000 barrels in 2000, a 9.8% decrease over 1999. The Company believes that the decrease was attributable, in substantial part, to a softening in demand for higher-priced foreign branded premium beer in China, and the aggressive pricing and promotional strategies adopted by some major state-owned breweries. Sales of Pabst Blue Ribbon beer were 190,488 metric tons or approximately 1,619,000 barrels in 1999, a 17.9% decrease from 1998.

DOMESTIC  BRAND  NAME  BEER

          Prior to the end of 1994, Zhaoqing Brewery produced beer exclusively under domestic brand names, such as "Zhaoqing" beer, "Dinghu" beer and "Xile" beer, all of which were non-premium beers which targeted customers in the low to middle economic range. Production of these local brand beers was completely discontinued in March 1995 when Zhaoqing Brewery commenced producing Pabst Blue Ribbon beer on an exclusive basis. However, beer that does not meet Pabst Blue Ribbon quality standards is generally packaged and distributed as local brand beer.

          Zao Yang High Worth Brewery also produces domestic brand beer under the name "Di Huang Quan".

          Prior to the suspension of operations at Jilin Lianli Brewery, it produced and sold domestic beers under the brand name "Tin Chi Quan" and "Lianli Beer". During its six month period of operations in 2000, total beer sales were 5,380 metric tons or approximately 45,700 barrels.

         In late 2000, Noble Brewery launched a local brand beer, "Double V", which is priced to suit lower to middle income consumer segments.

          Pabst Blue Ribbon beer is targeted at the premium beer market in China while the domestic brand beer produced by Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery is targeted at the non-premium market.

          The following tables present information with respect to the non-consolidated sales and volume of beer sold by Noble Brewery, Zhaoqing Brewery, Zao Yang High Worth Brewery and Jilin Lianli Brewery in 1998, 1999 and 2000. All breweries producing Pabst Blue Ribbon beer sold their Blue Ribbon beer products to the Marketing Company in 1998, 1999 and 2000 for resale.

                                                                Net Sales
                              Net Sales       Volume Sold        per Ton
                              ---------       -----------       ---------
                              (RMB'000)      (metric tons)      (RMB'000)

1998:

Noble Brewery                   584,470           143,236             4.1

Zhaoqing Brewery

   Local Brands                   3,608             1,635             2.2

   Pabst Blue Ribbon            292,333            71,611             4.1

Zao Yang High Worth Brewery

   Local Brands                   3,184             2,083             1.5

   Pabst Blue Ribbon             12,059             4,295             2.8

Marketing Company

   Pabst Blue Ribbon          1,114,215           231,952             4.8

1999:

Noble Brewery                   513,808           118,464             4.3

Zhaoqing Brewery

   Local Brands                   3,281             1,439             2.3

   Pabst Blue Ribbon            253,330            59,212             4.3

Zao Yang High Worth Brewery

   Local Brands                  15,039            12,299             1.2

   Pabst Blue Ribbon             16,677             4,716             3.5

    Net Sales
                              Net Sales       Volume Sold        per Ton
                              ---------       -----------       ---------
                              (RMB'000)      (metric tons)      (RMB'000)


Marketing Company

   Pabst Blue Ribbon            968,139           190,488             5.1



2000:

Noble Brewery

   Local Brands                     654               213             3.1

   Pabst Blue Ribbon            442,438           103,755             4.3

Zhaoqing Brewery

   Local Brands                   2,160               639             3.4

   Pabst Blue Ribbon            224,760            53,169             4.2

Zao Yang High Worth Brewery

   Local Brands                  23,487            17,487             1.3

   Pabst Blue Ribbon              3,617             1,023             3.5
Jilin Lianli Brewery

   Local Brands                   6,710             5,380             1.2

Marketing Company

   Local Brands                     824               219             3.8

   Pabst Blue Ribbon            924,507           171,785             5.4

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

          Guangdong Province is the fifth most populous province in China with a population of approximately 65,000,000, of whom over 7,000,000 are located in the metropolitan Guangdong area. The Municipality of Zhaoqing covers a total area of 8,500 square miles and has a population of approximately 5,700,000. The metropolitan City of Zhaoqing has a population of approximately 400,000 and covers an area of 254 square miles. Zhaoqing enjoys a well-developed infrastructure, including transportation facilities and a reliable power, communication and service infrastructure. The area contains extensive agricultural activity.

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

RAW  MATERIALS

          The primary raw materials utilized in the brewing of beer are malt, husked rice, hops and water. The aggregate cost of the primary raw materials represents approximately 21% of the direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 20% of domestic brand beers. Cost of packaging represents approximately 57% of the total direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 42% of domestic brand beers.

          MALT: Virtually all of the malt utilized for producing Pabst Blue Ribbon beer is purchased from regional malt manufacturers. The cost of malt represents approximately 67% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 62% of domestic brand beers.

          HUSKED RICE: Husked rice is sourced from local and regional suppliers. Given the extensive agricultural activity in China, management believes that there is an abundant and reliable supply of rice to meet ongoing production needs. The cost of husked rice represents approximately 16% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 15% of domestic brand beers.

          HOPS: The hops utilized for producing Pabst Blue Ribbon beer are acquired primarily from overseas suppliers through local importers. The cost of hops represents approximately 8% of the primary raw material cost in the direct cost of production, excluding depreciation and packaging, of Pabst Blue Ribbon beer and 8% of domestic brand beers.

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

          American National Can (Zhaoqing) Company Limited ("American National Can") supplies approximately 95% of the aluminum cans used by the two breweries in Zhaoqing. American National Can produces cans of high quality that meet the ISO standard and has contracted to meet the can supply requirements of the breweries at a pre-negotiated price. The manufacturing plant of American National Can is located within the same industrial complex as the breweries. American National Can supplies cans pursuant to supply contracts with each of the breweries that have no fixed expiration date. Guangdong Blue Ribbon has an equity interest in American National Can. The breweries, however, can and are free to obtain alternative supplies of cans from other nearby cities at only slightly higher cost.

TRANSPORTATION/DISTRIBUTION

          In view of the wide geographic market in China, the Company is constantly reviewing the methods for distributing its malt beverages.

          TRANSPORTATION: During 2000, 18% of the Company's products sold were shipped by rail tank cars from Zhaoqing to distributors throughout Guangdong Province, and 76% were shipped from Zhaoqing by truck (63%) and by boat (13%) directly to distributors throughout China. The remaining 6% of beer products sold were produced by Zao Yang High Worth Brewery and Sichuan High Worth Brewery and were primarily distributed within the Hubei and Sichuan regional markets by truck.

          Domestic brand beers made by Zhaoqing Brewery, Zao Yang High Worth Brewery and Jilin Lianli Brewery were primarily transported by trucks and shipped within the regional markets.

          Transportation railcars and vehicles are insulated to keep malt beverage products at proper temperatures until they are delivered to distributor locations.

          DISTRIBUTION: Delivery of Pabst Blue Ribbon beer to retail markets in Guangdong Province and to the rest of China is accomplished through a network of regional distributors which sell to tobacco and alcohol companies, bars, restaurants and retail stores. The Marketing Company has over 400 distributors and sub-distributors throughout China. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure payment on the due date. The Marketing Company typically appoints only one distributor in each region (except for a large region in which more than one may be appointed) to ensure that such distributor devotes adequate effort and resources to the development of a broad-based retail distribution network for Pabst Blue Ribbon beer in that distributor's region. These distribution arrangements include flexibility for the Marketing Company to replace distributors or modify its arrangements with existing distributors. No single distributor accounted for more than approximately 5% of barrel sales in 2000.

          During the year ended December 31, 2000, approximately RMB 110,951,003 was allocated to promotional advertising for Pabst Blue Ribbon beer and approximately RMB 88,067,872 was allocated to other specific promotional activities and incentives to distributors. In addition, approximately RMB
11,983,516 was allocated to advertising and promotional activities for other local brand name beer in 2000. Advertising media includes television, radio, billboards, magazines and newspapers. In addition, the Marketing Company provides its distributors with promotional gift items, sales incentive bonuses and volume discounts, and special lucky draw and specific promotional campaigns are held during the year.

MARKETS  AND  COMPETITION

          With the influx of foreign branded beer into the China market, as well as the aggressive pricing and promotional strategies implemented by some major state-owned breweries, the Company anticipates that competition in the Chinese beer market will continue to be intense in 2001, and additional marketing and advertising efforts will have to be implemented in order to maintain the market leadership of Pabst Blue Ribbon beer.

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

          Approximately 750 breweries exist in China, of which over 90% are small local breweries that produce non-premium beer for local or regional consumption. Certain Chinese taxes based on volume rather than sales price also favor the higher-priced premium beer breweries.

          Although the influence of the economic turmoil in Asia has been diminishing and China's economy has resumed its positive growth, the aftereffects on the Chinese beer market are still affecting the spending pattern of consumers. Management anticipates that the market demand for high-priced foreign premium labels will continue to be stagnant as consumers shift to lower-priced but improved quality local beer products. The competition among major Chinese breweries to maintain market share under the current market conditions is also expected to exert continuing pressure on the Company's operating results during 2001. Management has responded to changing market conditions by consolidating and rationalizing the production and operations of the two major breweries in Zhaoqing through the pooling of management resources, by broadening its product line and expanding its distribution efforts. The Company is taking steps to maintain its premium beer market share and to develop a new range of medium-priced products under separate labels to suit the market's changing needs.

          COMPETITION: Of the brands comprising the premium sector, Tsingtao and Pabst Blue Ribbon are the major market leaders. Tsingtao is the largest brewer of beer in China and is one of the best selling beers in China and the largest brand exported from China. Other companies seeking market share in the Chinese market include Carlsberg, San Miguel, Beck's, Lowenbrau, Heniken, Anheuser-Busch, Stroh's, Miller, Foster's, Coor's and Heileman.

CAPITAL  INVESTMENT

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

          In 2000, Noble Brewery spent approximately RMB 12,000,000 to improve and renovate production facilities of the existing brewing complex. Zhaoqing
Brewery, Zao Yang High Worth Brewery and the Marketing Company spent approximately RMB 9,000,000, RMB 6,700,000 and RMB 2,170,000, respectively, for acquiring new equipment, renovating the existing machinery, and the acquisition of vehicles and office equipment.

PRODUCT  DEVELOPMENT

          The Company is continually engaged in product development programs, and has developed various improvements in raw material selection, production processes and packaging systems, as well as the development of innovative quality products.

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

EMPLOYEES

          As of December 31, 2000, there were approximately 2,370 employees employed by Zhaoqing Brewery, Noble Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery, categorized as follows:

                                                               ZAO YANG   JILIN
                                   ZHAOQING  NOBLE  MARKETING HIGH WORTH  LIANLI
     FUNCTION                TOTAL  BREWERY BREWERY  COMPANY    BREWERY  BREWERY
     --------                ----- -------- ------- --------- ---------- -------

 (1) Production              1,339      365     497        -      286      191
 (2) Engineering, Technology
     and Quality Control       179       42      55        -       61       21
 (3) Management and
     Administration            460      124     140      101       41       54
 (4) Marketing                 156        -       -      120        -       36
 (5) Warehouse                 135       32      51        -       37       15
 (6) Others                    101       12      89        -        -        -
                             -----      ---     ---      ---      ---      ---
     Total                   2,370      575     832      221      425      317
                             =====      ===     ===      ===      ===      ===

          In 2000, labor costs (including the cost of benefits) accounted for approximately 4.2%, 4.4% and 5.7% of the total costs of production for Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery, respectively. The Company expects average wage rates of its employees will continue at the same level in 2001 as compared to 2000. Labor costs accounted for approximately 10.2% of the total costs of production for Jilin Lianli Brewery. Wages for most of the employees in Jilin Lianli Brewery were terminated as of December 2000.

          Each full-time employee is a member of a local trade union. Labor relations have remained positive and the breweries have not had any employee strikes or major labor disputes. Unlike trade unions in western countries, trade unions in most parts of China are organizations mobilized jointly by the government and the management of the enterprises.


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

          Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that allowed High Worth JV to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery was formally restructured into a new joint venture company and is the fourth Pabst Blue Ribbon brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost.

          On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid-up capital of Sichuan High Worth Brewery is RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but entitled to share in the profits of Sichuan High Worth Brewery. High Worth JV is also required to contribute a total of RMB 26,122,842 as capital if and when it elects to exercise the 51% option. The restructuring into Sichuan High Worth Brewery, the new joint venture agreement, the new memorandum of association, and other relevant legal documents were approved by the local government in 1999. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer under a letter of consent granted by Guangdong Blue Ribbon. A formal sublicensing agreement will be prepared and signed between Sichuan High Worth Brewery and Guangdong
Blue  Ribbon  with  a  royalty  fee  to  be  negotiated.

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

          In August 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. In December 2000, management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together in order to achieve improved coordination of human, financial, production and marketing activities, which is expected to achieve greater efficiency and operating profitability. It is anticipated that certain pooled costs will be allocated in proportion to each brewery's respective production capacities. However, Zhaoqing Brewery, Noble Brewery and the Marketing Company will each remain as legally distinct entities. Pursuant to the August 2000 memorandum, after the pooled management structure has begun to function smoothly, the management committee will commence a study to evaluate the formation of a new unified company.

         Management of the Company has requested that Guangdong Blue Ribbon take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Guangdong Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Guangdong Blue Ribbon has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. However, the inability of the Company to obtain a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.


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

           On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International, signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli Brewery. The total registered and paid-up capital of Jilin Lianli Brewery is RMB 25,000,000. March International contributed one new packing line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packing line were completed in April 2000. The Joint Venture Agreement was approved by the local government and formal operations commenced in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. The Company is currently in negotiation with certain interested parties to dispose of its equity interest in the brewery.

OPERATION  OF  THE  JOINT  VENTURE  COMPANIES

          The establishment and activities of High Worth JV, Noble Brewery, Zao Yang High Worth Brewery and Jilin Lianli Brewery are governed by the joint venture laws and regulations of China and the applicable joint venture agreements. Holdings' interest in the profits of High Worth JV is in the same proportion (i.e., 60%) as its investment in High Worth JV; Zhaoqing Brewery's interest in the profits of Noble Brewery is in the same proportion (i.e., 40%) as its investment in Noble Brewery; High Worth JV's interest in the profits of Zao Yang High Worth Brewery is in the same proportion (i.e., 55%) as its investment in Zao Yang High Worth Brewery. March International's interest in the profits of Jilin Lianli Brewery is in the same proportion (i.e., 51%) as its investment in Jilin Lianli Brewery.

          Under the Noble Joint Venture Agreement, Noble Brewery is governed by a board of directors, consisting of five individuals, three of whom, including the chairman, are nominated by Goldjinsheng, with the remaining two, including the vice chairman, by Zhaoqing Brewery. The operation and management of Noble Brewery is the responsibility of Zhaoqing Brewery. Accordingly, Zhaoqing Brewery has the decision-making authority on substantially all aspects of the daily operations of Noble Brewery such as purchasing, production, sales and marketing, finance and human resources. Goldjinsheng has the right to appoint staff to participate in the accounting functions of Noble Brewery. All matters to be approved by the board of directors require either unanimous vote or the vote of four out of the five directors. Accordingly, no decision of the board can be made without the approval of Zhaoqing Brewery's designee.

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

GOLDJINSHENG  AGREEMENT

          A provisional agreement, subject to the approval of the applicable Chinese governmental agencies and the execution of separate definitive agreements with respect to the various matters referred to below, was made among Goldjinsheng, the owner of the remaining 60% interest in Noble Brewery, Zhaoqing Brewery , Noble Brewery, High Worth JV and Guangdong Blue Ribbon on May 10, 1995 (the "Goldjinsheng Agreement") confirming that:

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

(c) A marketing company, owned 8% by Guangdong Blue Ribbon, 52% by High Worth JV and 40% by Goldjinsheng, will organize and coordinate the sale of Pabst Blue Ribbon beer produced by High Worth JV and Noble Brewery. High Worth JV and Noble Brewery will each create their own distribution company or division. The distribution company of High Worth JV will have the sole right to acquire 100% of the production of High Worth JV and 40% of the production of Noble Brewery, while the distribution company of Noble Brewery will have the sole right to acquire 60% of the production of Noble Brewery. The respective distribution companies will appoint the Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in China. If the provisions as to ownership are implemented, the respective interests of Guangdong Blue Ribbon and the Company in the Marketing Company will be adjusted (see "MARKETING AND OPERATIONS -- SUMMARY OF OPERATIONS").

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

          As China is likely to be a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate the currency conversion restriction, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

          The Company has historically relied on dividend distributions, converted from RMB into USD, to fund its activities outside of China. The Company does not expect that the current foreign exchange controls will affect the ability of High Worth JV to continue to distribute such dividends. However, in the event of a substantial currency fluctuation, High Worth JV could elect to distribute dividends in RMB, which would then be converted into other currencies at the time when the prevailing market rates are stabilized.

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

          DISTRIBUTION OF PROFITS. Applicable Chinese laws and regulations require that, before a Sino-foreign joint venture enterprise (such as High Worth JV and Noble Brewery) distributes profits to investors, it must (1) satisfy all PRC tax liabilities; (2) provide for losses in previous years; and (3) make allocations in proportions determined at the sole discretion of the Board of Directors to a general reserve fund, an enterprise development fund and a staff welfare and employee bonus fund. Distribution of profits by the joint ventures to the Company and their other equity investors are required to be in proportion to each party's respective investment in the joint venture.

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

Noble Brewery                 City of Zhaoqing on a site         Malt Beverages
                              containing approximately
                              135,000 square meters

Zhaoqing Brewery              City of Zhaoqing on a site         Malt Beverages
                              containing approximately
                              131,000 square meters

Zao Yang High Worth           City of Zao Yang on a site         Malt Beverages
Brewery (formed in            containing approximately
1998)                         70,000 square meters

Sichuan High Worth            City of Le Shan on a site          Malt Beverages
Brewery (formed in            containing approximately
mid-1999)                     100,000 square meters

Jilin Lianli Brewery          City of Juetai on a site           Malt Beverages
(operation terminated         containing approximately
in December 2000)             33,000 square meters

          The facilities of Noble Brewery and Zhaoqing Brewery are well maintained and suitable for their respective operations. The facilities of Zao Yang High Worth Brewery and Sichuan High Worth Brewery have been modernized and new equipment has been added to convert them into Pabst Blue Ribbon beer production complexes.

          In 2000, the Company estimates that Zhaoqing Brewery, Noble Brewery and Zao Yang High Worth Brewery operated at approximately 53.8%, 52.0% and 46.3%, respectively, of their theoretical brewing capacities. Annual production capacity can vary due to product mix, packaging mix, market demand and seasonality.


ITEM  3.   LEGAL  PROCEEDINGS

         There are no pending or threatened legal proceedings against the Company or its subsidiaries, joint ventures or affiliates.


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                   PART  II.

ITEM  5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

(a)  Market  Information

          The Class A common stock of CBR Brewing Company, Inc. is traded on the OTC Bulletin Board under symbol "CBRB". During 1999 and 2000, trading activity in the Class A common stock was generally limited and sporadic, and should not be deemed to constitute an "established public trading market". There is no trading market for the Class B common stock.

          The following table sets forth the range of closing prices of the Company's Class A common stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth below was obtained from America Online, Inc.

                                        High                 Low
                                        ----                 ---


Year Ended December 31, 2000:

Three Months Ended -

March 31, 2000                          $0.56               $0.38
June 30, 2000                            1.00               $0.50
September 30, 2000                       0.88               $0.53
December 31, 2000                        0.63               $0.38

Year Ended December 31, 1999:

Three Months Ended -

March 31, 1999                          $0.88               $0.25
June 30, 1999                            0.81                0.38
September 30, 1999                       0.56                0.38
December 31, 1999                        1.88                0.38

(b)  Holders

          As of March 31, 2001, the Company had 11 shareholders of record with respect to its Class A common stock and three shareholders of record with respect to its Class B common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.


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

          Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of High Worth JV, calculated pursuant to generally accepted accounting principles in the PRC ("PRC GAAP"), are available for distribution in the form of cash dividends to each equity investor, in proportion to each investor's interest in the joint venture, after satisfaction of all PRC tax liabilities, provision for any losses in previous years, and appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with PRC accounting standards and regulations. The principal adjustments necessary to conform PRC GAAP financial statements to financial statements prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") are the reclassification of certain expense items from income appropriations to charges against income, adjustments for sales, other income and purchases recognized on a cash basis, depreciation charges, deferred taxation and revaluation of fixed assets.

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


(d)  Sales  of  Unregistered  Securities

         On May 16, 2000, options to purchase 375,000 shares of Class A common stock at an exercise price of US$0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A common stock at an exercise price of $0.79 per share were granted to two directors, each of whom posses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Such stock options vest 50% on July 1, 2000, 25% on July 1, 2001 and the remaining 25% on July 1, 2002. The stock options expire on December 31, 2004. The exercise price of all such stock options was not less than fair market value on the date of grant. The options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, based on the representations of the recipients.

ITEM  6.   SELECTED  FINANCIAL  DATA

          The following financial data has been derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. All amounts are in RMB. The exchange rate was approximately US$1.00 to RMB 8.3 at December 31, 1998, 1999 and 2000.

                                           CBR Brewing Company, Inc.
(in RMB)                                        and Subsidiaries
                                           ------------------------
                                           Years Ended December 31,
                                -----------------------------------------------
                                     2000            1999             1998
                                -------------    -------------    -------------

Consolidated Statement
  of Income Data:

Sales, net of sales taxes         941,147,545      986,458,832    1,121,007,111
Gross profit                      205,979,387      218,202,956      193,523,991
Operating loss                    (94,288,604)        (412,431)     (24,260,273)
Net income (loss)                 (28,905,192)      23,655,102       21,391,510

Net income (loss) per common
  share                                 (3.61)            2.95             2.67
Cash dividends declared per
  common share                            -0-              -0-              -0-


                                              As of December 31,
                                -----------------------------------------------
                                     2000             1999             1998
                                -------------    -------------     ------------

Consolidated Balance
  Sheet Data:

Net working capital
  deficiency                     (274,731,879)    (160,971,900)    (192,019,443)
Total assets                      782,793,235      822,467,276      870,426,327
Long-term liabilities              16,699,543       10,000,000        2,847,911
Advances from shareholders                 -        36,719,200       50,267,705
Shareholders' equity              197,824,463      226,555,203      202,202,300

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW  AND  MAJOR  DEVELOPMENTS:

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

          The acquisition of Zhaoqing Brewery, including its 40% interest in Noble Brewery, was accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments commencing October 31, 1994. For accounting purposes, the acquisition of Holdings by the Company has been treated as a recapitalization of Holdings with Holdings as the acquirer (reverse acquisition).

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

          In August 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery and Noble Brewery and the Marketing Company. In December 2000, management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together in order to achieve improved coordination of human, financial, production and marketing activities, which is expected to achieve greater efficiency and operating profitability. It is anticipated that certain pooled costs will be allocated in proportion to each brewery's respective production capacities. However, Zhaoqing Brewery, Noble Brewery and the Marketing Company will each remain as legally distinct entities. Pursuant to the August 2000 memorandum, after the pooled management structure has begun to function smoothly, the management committee will commence a study to evaluate the formation of a new unified company.

         Management of the Company has requested that Guangdong Blue Ribbon take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Guangdong Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Guangdong Blue Ribbon has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. However, the inability of the Company to obtain a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

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

          Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that allowed it to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, so that the Company has an effective interest of 9%. Sichuan Brewery was formally restructured into a new joint venture company and is the fourth Pabst Blue Ribbon brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost.

          On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid-up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement and the relevant legal documents have been approved by the local government authorities. Although Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer, the operating results of Sichuan High Worth Brewery are not included in the Company's financial statements, except for any dividend income that the Company receives.

          In June 1998, Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer after completing conversion of the existing facilities into a Pabst Blue Ribbon brewing facility. Pursuant to the joint venture agreement, Zao Yang High Worth Brewery is required to sell all of its beer production to the Marketing Company for resale.

          On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International, signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli Brewery. The total registered and paid-up capital of Jilin Lianli Brewery was RMB 25,000,000. March International contributed one new packing line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line was completed in April 2000. The Joint Venture Agreement was approved by the local government and formal operations commenced in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. The Company is currently in negotiation with certain interested parties to dispose of its equity interest in the brewery.

          The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

CONSOLIDATED  RESULTS  OF  OPERATIONS:

YEARS  ENDED  DECEMBER  31,  2000  AND  1999:

SALES:

          For the year ended December 31, 2000, net sales were RMB 941,147,545, as compared to net sale of RMB 986,458,832 for the year ended December 31, 1999. Approximately 97% of total sales in both 2000 and 1999 were from the sale of products with the Pabst Blue Ribbon brand name.

         During the year ended December 31, 2000, net sales of beer products decreased by RMB 45,311,287 or 4.6% to RMB 941,147,545, as compared to RMB 986,458,832 for the year ended December 31, 1999. The Company sold 195,510 metric tons of beer to distributors in 2000 as compared to 204,226 metric tons of beer in 1999, a decrease of 4.3%. The decrease in net sales of beer products during the year ended December 31, 2000 as compared to the year ended December 31, 1999 was primarily attributable to the decrease in volume of beer sold, which was a result of a weakening in consumer demand for foreign branded premium beers in China and the intense competition among all breweries in China.

          In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcoholic content, and were sold in newly-designed packaging. Although the sale volume of these 10-degree light processed Pabst Blue Ribbon beers constituted a significant portion of total sales in 1998, their contribution to overall operating profit was below management's expectations.
Accordingly, as a result of a strategic reevaluation of the Company's markets, management decided to discontinue the 10-degree beer in 1999, and attempted to replace such sales with sales of the 11-degree light processed beer.

          During the year ended December 31, 2000, Zhaoqing Brewery sold 53,808 metric tons of beer, of which 53,169 metric tons (98.8%) were Pabst Blue Ribbon beer and 639 metric tons (1.2%) were local brand beer. In 2000, Zhaoqing Brewery sold all the Pabst Blue Ribbon beer produced to the Marketing Company for resale, and sold the local brand beer to the distributors directly. During the year ended December 31, 1999, Zhaoqing Brewery sold 60,651 metric tons of beer to the Marketing Company, of which 59,212 metric tons (97.6%) were Pabst Blue Ribbon beer and 1,439 metric tons (2.4%) were local brand beer. Total beer sold by Zhaoqing Brewery decreased by 6,843 metric tons or 11.3% in 2000 as compared to 1999.

          During the years ended December 31, 2000 and 1999, Sichuan Brewery sold 7,870 metric tons and 9,041 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

          During the year ended December 31, 2000, Zao Yang High Worth Brewery sold 18,510 metric tons of beer, of which 1,023 metric tons (5.5%) were Pabst
Blue Ribbon beer and 17,487 metric tons (94.5%) were local brand beer. During the year ended December 31, 2000, Zao Yang High Worth Brewery sold all the Pabst Blue Ribbon beer produced to the Marketing Company for resale, and sold the local brand beer to the distributors directly. During the year ended December 31, 1999, Zao Yang High Worth Brewery sold 17,015 metric tons of beer, of which 4,716 metric tons (27.7%) were Pabst Blue Ribbon beer and 12,299 metric tons (72.3%) were local brand beer.

          The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery during 2000 and 1999 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

GROSS  PROFIT:

          For the year ended December 31, 2000, total gross profit was RMB 205,979,387 or 21.9% of total net sales, as compared to total gross profit of RMB 218,202,956 or 22.1% of total net sales for the year ended December 31, 1999. Gross profit decreased by RMB 12,223,569 to RMB 205,979,387 in 2000 as compared to RMB 218,202,956 in 1999 as a result of the decrease in sales and gross margin.

          Gross margin from beer sales decreased to 21.9% in 2000 as compared to 22.1% in 1999 as a result of a shift in the sales mix to slightly lower margin Blue Ribbon beer products and the increase in the sales of lower margin local brand beers.

          The Company expects that it will experience pressure on its gross profit margin in 2001 as a result of a continuing softness in consumer demand for foreign premium beer in China, which the Company believes is attributable to a change in the consumption pattern in China caused in part by the aftereffects of the Asian financial crisis, and increasing competition from foreign and local premium brand beers.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES:

          For the year ended December 31, 2000, selling, general and administrative expenses were RMB 294,071,585 or 31.2% of net sales, consisting of selling expenses of RMB 211,002,391 and general and administrative expenses of RMB 83,069,194. Net of the allowance for doubtful accounts of RMB 21,818,226 recorded during 2000, general and administrative expenses were RMB 61,250,968.

          For the year ended December 31, 1999, selling, general and administrative expenses were RMB 217,915,167 or 22.1% of net sales, consisting of selling expenses of RMB 138,497,167 and general and administrative expenses of RMB 79,418,000. Net of the allowance for doubtful accounts of RMB 24,235,137 recorded during 1999, general and administrative expenses were RMB 55,182,863.

          Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses increased by RMB 72,505,224 or 52.4% in 2000 as compared to 1999, and increased as a percent of net sales, to 22.4% in 2000 from 14.0% in 1999. Selling expenses increased in 2000 as compared to 1999, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its expanded advertising and promotional programs to stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns with respect to the Company's local brand name beers.

          Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the respective breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the years ended December 31, 2000 and 1999, the Marketing Company incurred an operating loss of RMB 73,587,560 and RMB 41,639,000, respectively, which reduced consolidated operating income accordingly.

          General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 6,068,105 or 10.8% in 2000 as compared to 1999, and as a percentage of net sales, to 6.5% in 2000 from 5.6% in 1999. General and administrative expenses increased in 2000 as compared to 1999 as a result of an increase in personnel-related costs and the costs associated with the administration of the Company's breweries in China.

          The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, decreased slightly to 2.3% of net sales in 2000 as compared to 2.5% of net sales in 1999 as a result of the implementation of tighter credit control and enhanced debt recovery efforts. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

FAIR  VALUE  OF  WARRANTS,  STOCK  OPTIONS  AND COMMON STOCK ISSUED FOR SERVICES
RENDERED:

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

          The exercise price of all stock options was not less than fair market value on the grant date . The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees (including non-employee directors in 1998) is calculated according to the Black-Scholes option pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB 174,452 and RMB 697,801 of compensation expense in 2000 and 1999, respectively.

IMPAIRMENTS  RELATED  TO  PROPERTY,  PLANT  AND  EQUIPMENT:

          During December 2000, the production and operation of Jilin Lianli Brewery was formally terminated, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. The Company is currently in negotiation with certain interest parties to dispose of its equity interest in the brewery.

OPERATING  INCOME  (LOSS):

          For the year ended December 31, 2000, the operating loss was RMB 94,288,604, as compared to an operating loss of RMB 412,431 for the year ended December 31, 1999. The increase in operating loss is primarily attributable to the decrease in volume of beer sold and the increase in selling, advertising and promotional expenses.

          The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain non-budgeted selling and advertising expenses in 2000 and 1999 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 73,587,560 and RMB 41,639,000, respectively, which reduced consolidated operating income accordingly.

INTEREST  INCOME  AND  INTEREST  EXPENSE:

          For the year ended December 31, 2000, interest income was RMB 1,799,932, as compared to interest income of RMB 3,090,081 for the year ended December 31, 1999. The decrease in interest income in 2000 of RMB 1,290,149 or 41.8% as compared to 1999 was primarily the result of a decrease in average bank balances during 2000.

          For the year ended December 31, 2000, interest expense, net of amounts capitalized, was RMB 10,728,115, as compared to RMB 14,689,647 for the year ended December 31, 1999. The decrease in interest expense in 2000 of RMB 3,961,532 or 27.0% as compared to 1999 was primarily the result of a general decrease in bank interest rates and a decrease in the outstanding balance of capital lease obligations during 2000.

INCOME  TAXES:

          The two-year income tax holiday for High Worth JV expired on December 31, 1997. During the three year period from 1998 to 2000, High Worth JV is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the year ended December 31, 2000, income tax expense was RMB 4,140,152. For the year ended December 31, 1999, income tax expense was RMB 5,444,091. Deferred income taxes are based on the liability method prescribed by SFAS No. 109.

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

NET  INCOME  (LOSS):

          For the year ended December 31, 2000, net loss was RMB 28,905,192 (RMB
3.61 per share), as compared to net income of RMB 23,655,102 (RMB 2.95 per share) for the year ended December 31, 1999.

YEARS  ENDED  DECEMBER  31,  1999  AND  1998:

SALES:

          For the year ended December 31, 1999, net sales were RMB 986,458,832, as compared to net sale of RMB 1,121,007,111 for the year ended December 31, 1998. Approximately 98% and 99% of total sales in 1999 and 1998, respectively, were from the sale of products with the Pabst Blue Ribbon brand name.

         During the year ended December 31, 1999, net sales of beer products decreased by RMB 134,548,279 or 12.0% to RMB 986,458,832, as compared to RMB
1,121,007,111 for the year ended December 31, 1998. The Company sold 204,226 metric tons of beer to distributors in 1999 as compared to 235,670 metric tons of beer in 1998, a decrease of 13.3%. The decrease in net sales of beer products during the year ended December 31, 1999 as compared to the year ended December 31, 1998 was primarily attributable to the decrease in volume of beer sold, which was a result of a weakening in consumer demand for foreign branded premium beer in China and the elimination of a low margin product line as discussed below.

          In response to changing market conditions and competitive pressures, the Company introduced two new Pabst Blue Ribbon beer products during March 1998. The new products cost less to produce as a result of containing less malt and having a lower alcoholic content, and were sold in newly-designed packaging. Although the sale volume of these 10-degree light processed Pabst Blue Ribbon beers constituted a significant portion of total sales in 1998, their contribution to overall operating profit was below management's expectations.
Accordingly, as a result of a strategic reevaluation of the Company's markets, management decided to discontinue the 10-degree beer in 1999, and attempted to replace such sales with sales of the 11-degree light processed beer.

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

FAIR  VALUE  OF  WARRANTS,  STOCK  OPTIONS  AND COMMON STOCK ISSUED FOR SERVICES
RENDERED:

          On January 2, 1998, options to purchase 210,000 shares of Class A common stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A common stock at an exercise price of US$4.26 were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vest in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005. The stock options issued to non-employee directors were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes option pricing model and is amortized to expense over the vesting period. As a result, the Company recognized RMB 2,218,706 and RMB 697,801 of compensation expense in 1998 and 1999, respectively.

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

OPERATING  INCOME  (LOSS):

          For the year ended December 31, 1999, the operating loss was RMB 412,431, as compared to an operating loss of RMB 24,260,273 for the year ended December 31, 1998. The decrease in operating loss is primarily attributable to the shift in the sales mix to higher margin products and the Company's implementation of effective cost control measures with respect to selling, general and administrative expenses. Although sales decreased in 1999 as compared to 1998, the shift in sales mix to higher margin products resulted in an increase in gross profit margin, which resulted in a decrease in operating loss in 1999 as compared to 1998.

          The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain non-budgeted selling and advertising expenses in 1998 and 1999 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 61,120,361 and RMB 41,639,000, respectively, which reduced consolidated operating income accordingly.

INTEREST  INCOME  AND  INTEREST  EXPENSE:

          For the year ended December 31, 1999, interest income was RMB 3,090,081 as compared to interest income of RMB 2,687,218 for the year ended December 31, 1998. The increase in interest income in 1999 of RMB 402,863 or 15.0% as compared to 1998 was primarily the result of higher average bank balances during 1999.

          For the year ended December 31, 1999, interest expense, net of amounts capitalized, was RMB 14,689,647, as compared to RMB 9,507,873 for the year ended December 31, 1998. The increase in interest expense in 1999 of RMB 5,181,774 or 54.5% as compared to 1998 was primarily the result of an increase in average bank borrowings during 1999.

INCOME  TAXES:

          The two-year income tax holiday for High Worth JV expired on December 31, 1997. During the three year period from 1998 to 2000, High Worth JV is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High

Worth JV. Accordingly, for the year ended December 31, 1999, income tax expense was RMB 5,444,091. For the year ended December 31, 1998, income tax expense was RMB 4,739,172. Deferred income taxes are based on the liability method prescribed by SFAS No. 109.

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

NET  INCOME:

          For the year ended December 31, 1999, net income increased to RMB 23,655,102 (RMB 2.95 per share), as compared to net income of RMB 21,391,510 (RMB 2.67 per share) for the year ended December 31, 1998.


NOBLE  BREWERY:

YEARS  ENDED  DECEMBER  31,  2000  AND  1999:

SALES:

          For the year ended December 31, 2000, net sales were RMB 443,092,393, as compared to net sales of RMB 513,807,992 for the year ended December 31,1999.

          During the year ended December 31, 2000, Noble Brewery sold 103,968 metric tons of beer, almost all to the Marketing Company. During the year ended December 31, 1999, Noble Brewery sold 118,464 metric tons of beer, almost all to the Marketing Company. Total beer sold decreased by 14,496 metric tons or 12.2% from 1999 to 2000, primarily as a result of the general softening of demand in the beer market in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan Brewery and Zao Yang High Worth Brewery in 2000 had the effect of reducing Noble Brewery's beer sales in 2000.

GROSS  PROFIT:

          For the year ended December 31, 2000, gross profit was RMB 152,008,267 or 34.3% of net sales, as compared to gross profit of RMB 197,370,369 or 38.4% of net sales for the year ended December 31, 1999. The decrease in the gross profit margin of 4.1% in 2000 as compared to 1999 was a result of a shift in sales mix to lower margin products in 2000 in response to changing market conditions.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES:

          For the year ended December 31, 2000, selling, general and administrative expenses were RMB 171,174,772 (38.6% of net sales), consisting of selling expenses of RMB 2,293,311 and general and administrative expenses of RMB 168,881,461. Net of an allowance for doubtful accounts of RMB 137,000,000 for the year ended December 31, 2000, general and administrative expenses were RMB 31,881,461. For the year ended December 31, 1999, selling, general and administrative expenses were RMB 32,232,488 (6.3% of net sales), consisting of selling expenses of RMB 4,395,587 and general and administrative expenses of RMB 27,836,901. Net of a write-back of allowance for doubtful accounts of RMB 6,080,775 for the year ended December 31, 1999, general and administrative expenses were RMB 33,917,676. Selling expenses consist of warehousing, storage and freight costs.

         As of December 31, 2000, Noble Brewery recorded an allowance for doubtful accounts of RMB 137,000,000 related to amounts due from the Marketing Company. This allowance for doubtful accounts was eliminated in the Company's consolidated financial statements, and had no effect on the Company's consolidated results of operations for the year ended December 31, 2000.

          During 1995, the Marketing Company was established to market throughout China the Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company assumed the responsibility for marketing the Pabst Blue Ribbon beer produced by Noble Brewery during July 1995, and incurred almost all of the 1999 and 2000 selling expenses.

          Selling expenses decreased by RMB 2,102,276 or 47.8% in 2000 as compared to 1999, and represented 0.5% of net sales in 2000 as compared to 0.9% of net sales in 1999, as a result of a decrease in warehousing and transportation costs. General and administrative expenses increased by RMB 141,044,560 or 506.7% in 2000 as compared to 1999, and represented 38.1% of net sales in 2000 as compared to 5.4% of net sales in 1999. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB
2,036,215 or 6.0% in 2000 as compared to 1999. General and administrative expenses decreased in 2000 as compared in 1999 primarily as a result of effective cost control measures.

OPERATING  INCOME  (LOSS):

          For the year ended December 31, 2000, operating loss was RMB 19,166,505, as compared to operating income of RMB 165,137,881 for the year ended December 31, 1999.

INTEREST  INCOME  AND  INTEREST  EXPENSE:

          For the year ended December 31, 2000, interest income was RMB 1,141,976, as compared to interest income of RMB 1,650,372 for the year ended December 31, 1999, due primarily to average bank balances and bank deposit interest rates being lower in 2000.

          For the year ended December 31, 2000, interest expense was RMB 16,724, as compared to interest expense of RMB 51,926 for the year ended December 31, 1999, as a result of lower average bank interest rates for discounting bills receivable in 2000.

INCOME  TAXES:

          For the year ended December 31, 2000, income tax expense was RMB 31,479,185, which consisted of RMB 28,479,185 for PRC income taxes and RMB 3,000,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. For the year ended December 31, 1999, income tax expense was RMB 42,887,055, which consisted of RMB 40,587,055 for PRC income taxes and RMB 2,300,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery was required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery.

NET  INCOME  (LOSS):

          For the year ended December 31, 2000, net loss was RMB 46,022,668, as compared to net income of RMB 128,417,934 for the year ended December 31, 1999.


YEARS  ENDED  DECEMBER  31,  1999  AND  1998:

SALES:

          For the year ended December 31, 1999, net sales were RMB 513,807,992, as compared to net sales of RMB 584,469,720 for the year ended December 31,1998.

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

INTEREST  INCOME  AND  INTEREST  EXPENSE:

          For the year ended December 31, 1999, interest income was RMB 1,650,372, as compared to interest income of RMB 2,406,192 for the year ended December 31, 1998, due primarily to average bank balances and average bank deposit interest rates being lower in 1999.

          For the year ended December 31, 1999, interest expense was RMB 51,926, as compared to interest expense of RMB 73,506 for the year ended December 31, 1998, as a result of lower average bank interest rates for discounting bills receivable in 1999.

INCOME  TAXES:

          For the year ended December 31, 1999, income tax expense was RMB 42,887,055, which consisted of RMB 40,587,055 for PRC income taxes and RMB 2,300,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. For the year ended December 31, 1998, income tax expense was RMB 8,226,523, which consisted of RMB 15,726,523 recorded for PRC income taxes and RMB 7,500,000 credited for deferred income taxes as a result of the reversal of the temporary timing differences with respect to accelerated depreciation of property, plant and equipment. The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery was required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery.

NET  INCOME:

          For the year ended December 31, 1999, net income was RMB 128,417,934 or 25.0% of net sales, as compared to RMB 126,228,058 or 21.6% of net sales for the year ended December 31, 1998.


CONSOLIDATED  FINANCIAL  CONDITION  -  DECEMBER  31,  2000:

LIQUIDITY  AND  CAPITAL  RESOURCES:

     Operating. For the year ended December 31, 2000, the Company's operations provided cash resources of RMB 60,222,966, as compared to RMB 81,062,020 for the year ended December 31, 1999, primarily as a result of reduced cash flows from accounts receivable, offset in part by an increase in cash flows from inventories, amounts due from related companies, prepayments, deposits and other receivables, accounts payable and accrued liabilities, and amount due to an associated company. The Company's cash balance decreased by RMB 15,739,556 to RMB 90,313,060 at December 31, 2000, as compared to RMB 106,052,616 at December 31, 1999. The Company's net working capital deficit increased by RMB 113,759,979 to RMB 274,731,879 at December 31, 2000, as compared to RMB
160,971,900 at December 31, 1999, resulting in a current ratio at December 31, 2000 of 0.49:1, as compared to 0.66:1 at December 31, 1999.

          The Company recorded a provision for doubtful accounts of RMB 21,818,226 for the year ended December 31, 2000, as compared to RMB 24,287,267 for the year ended December 31, 1999. As of December 31, 2000 and 1999, the allowance for doubtful accounts was RMB 81,652,544 and RMB 59,834,318, respectively. As a percent of total accounts receivable, the allowance for doubtful accounts was 52.9% and 55.1% at December 31, 2000 and 1999, respectively. Accounts receivable increased by RMB 45,653,273 or 42.0% to RMB 154,323,734 at December 31, 2000, as compared to RMB 108,670,461 at December 31, 1999, as a result of a slowdown in payments from customers and extended credit terms offered to certain distributors.

          The Company's inventories decreased by RMB 22,659,971 or 30.9% to RMB 50,581,977 at December 31, 2000, as compared to RMB 73,241,948 at December 31, 1999. The decrease in inventories was mainly due to the Company's efforts to reduce the level of finished goods.

          The Company's accounts payable and accrued liabilities increased by RMB 48,431,851 or 39.0% to RMB 172,674,399 at December 31, 2000, as compared to
RMB 96,661,317 at December 31, 1999. The increase in accounts payable and accrued liabilities was mainly due to increase in accrued advertising and promotion expenses incurred by the Marketing Company.

          The amounts due from related companies represented receivable balances from Guangdong Blue Ribbon and its affiliated companies. The amounts due from related companies decreased by RMB 24,023,012 or 97.5% to RMB 623,798 at December 31, 2000 as compared to RMB 24,646,810 at December 31, 1999, as a result of the settlement of amounts due from related companies.

         The amounts due to related companies, net of RMB 12,250,000 of excessive fixed assets contributed by the minority shareholders of Jilin Lianli Brewery, increased by RMB 4,210,473 or 26.7% to RMB 15,746,366 at December 31, 2000, as compared to RMB 11,535,893 at December 31, 1999, and consisted primarily of payable balances resulting from the purchase of packaging materials and expenses paid by Guangdong Blue Ribbon on behalf of the Company.

          Investing. For the year ended December 31, 2000, additions to property, plant and equipment aggregated RMB 30,531,758, which included approximately RMB 6,700,000 and RMB 9,000,000 for acquiring new equipment and renovation of existing machinery by Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively, approximately RMB 2,170,000 for the acquisition of vehicles and office equipment by the Marketing Company, and approximately RMB 12,660,000 for the technical renovation of old brewing equipment and the installation of a new packaging line at Jilin Lianli Brewery.

         The Company anticipates that additional capital expenditures in connection with the improvement of production facilities at Zhaoqing Brewery and Zao Yang High Worth Brewery during 2001 will be approximately RMB 8,000,000 and RMB 6,000,000, respectively, a portion of which is expected to be financed through capital leases and new bank borrowings. The Company believes that it will be able to fund expected capital expenditures with respect to the continuing development of its brewery operations through internal cash flow and external resources.

          Financing. During the year ended December 31, 2000, the Company's secured bank loans decreased by RMB 689,660, reflecting new borrowings of RMB 108,771,703 and repayments of RMB 109,461,363. The bank loans bear interest at fixed rates ranging from 8.4% to 11.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the expansion and working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

          During 2000, Noble Brewery declared and paid a dividend relating to earnings for the year ended December 31, 1999, resulting in a dividend to High Worth JV of RMB 40,796,520.

          On March 20, 2000, the Board of Directors of High Worth JV declared a fourth dividend distribution of RMB 47,518,778, resulting in RMB 28,511,267 payable to Holdings. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. Such dividends are distributed by installments in order to avoid any disruption to the normal operating cash flow position of High Worth JV. During the years ended December 31, 2000 and 1999, High Worth JV recorded aggregate dividends to the 40% minority interest holder, Guangdong Blue Ribbon, of RMB 19,007,510 and RMB 20,638,685, respectively.

          In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bore no interest and were repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company had the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. Mapesbury limited assigned its advances and shares in the Company to Top Link Development Limited in February 1998. On September 8, 1998, the remaining rights to collect US$848,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 repaid by Holdings on behalf of Oriental Win, and Oriental Win was formally dissolved by its shareholders on December 22, 1998. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. In March 2000, Holdings partially repaid approximately 30% of the advances from shareholders amounting to US$2,654,400. In August 2000, Holdings repaid the remaining balance of the advances from shareholders, amounting to US$1,769,600.

          During the year ended December 31, 2000, Guangdong Blue Ribbon and its affiliated companies provided the Company with raw materials financing aggregating approximately RMB 9,600,000, which obligations are unsecured, interest-free and repayable on demand.

         The year ended December 31, 2000 was a difficult and disappointing year for the Company, with decreased sales, increased costs, a net loss for the first time in several years, reduced cash flows, diminished working capital, and intense competition. The Company expects that these pressures will continue in 2001, resulting in a net loss for at least the three months ending March 31, 2001. Accordingly, the Company has commenced an overhaul of its operations and marketing programs through the newly established management committee and the recruitment of an experienced chief operations manager who joined the Company in February 2001. With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, as well as the continuing financial support from its principal shareholder and affiliates, the Company believes it has the requisite operating and financial resources to return to profitability in the near future. However, there can be no assurances that the Company will be able to return to profitability in the near future. Should the Company not return to profitability in the near future, the Company will have to consider more severe restructuring alternatives.

          The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 2001. In order to finance the continuing capital requirements of the Company, the Company may also utilize additional long-term bank loans or lease financing.

INFLATION  AND  CURRENCY  MATTERS:

          In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital to Chinese business enterprises. The Company believes that the aftereffects of the Asian financial crisis has resulted in a change of consumer spending patterns, and a general tightening of credit, throughout China. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

          Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China.

         As China is likely to be a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate the currency conversion restriction, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

          The Company has historically relied on dividend distributions, converted from RMB into USD, to fund its activities outside of China. The Company does not expect that any future currency fluctuation in RMB will affect the ability of High Worth JV to continue to distribute such dividends. However, in the event of a fluctuation, High Worth JV could elect to distribute dividends in RMB, which would then be converted into other currencies when the later prevailing market rates stabilized.

          Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange was approximately US$1.00 to RMB 8.3 at December 31, 1998, 1999 and 2000.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK:

         The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

         With respect to foreign currency exchange rates, the Company does not believe that a devaluation or fluctuation of the RMB against the USD would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services is settled in RMB. The effect of a devaluation or fluctuation of the RMB against the USD would affect the Company's results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB.

         The Company does not have any interest rate risk, as the Company's debt obligations are primarily short-term in nature, with fixed interest rates.

ENVIRONMENTAL  MATTERS:

          Management believes that the Company complies with all national and local environmental protection laws and regulations of the PRC. In 1998, 1999 and 2000, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or the competitive position of the Company.

NEW  ACCOUNTING  PRONOUNCEMENT:

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have any impact on its financial statement presentation or disclosures.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

          The financial statements and exhibits are listed at "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K".

          Selected unaudited 2000 and 1999 quarterly financial information, in RMB, is as follows:

                                              2000               1999
                                         --------------      -----------

THREE MONTHS ENDED MARCH 31:

Sales, net of sales taxes                   296,978,834      279,612,548
Gross profit                                 66,806,706       61,095,071
Operating income (loss)                        (223,453)       6,564,615
Net income                                    4,754,786        7,489,831
Net income per common share                        0.59             0.94

THREE MONTHS ENDED JUNE 30:

Sales, net of sales taxes                   280,826,872      278,247,626
Gross profit                                 63,560,800       60,476,682
Operating income                                775,469        2,394,218
Net income                                    4,481,052        7,709,992
Net income per common share                        0.56             0.96

THREE MONTHS ENDED SEPTEMBER 30:

Sales, net of sales taxes                    191,292,909     250,765,566
Gross profit                                  43,304,551      58,155,297
Operating income (loss)                      (27,358,620)      1,352,580
Net income (loss)                             (7,838,502)      4,187,300
Net income (loss) per common share                 (0.98)           0.52

THREE MONTHS ENDED DECEMBER 31:

Sales, net of sales taxes                    172,048,930     177,833,092
Gross profit                                  32,307,330      38,475,906
Operating loss                               (67,482,000)    (10,723,844)
Net income (loss)                            (30,302,528)      4,267,979
Net income (loss) per common share                 (3.78)           0.53

YEAR ENDED DECEMBER 31:

Sales, net of sales taxes                    941,147,545     986,458,832
Gross profit                                 205,979,387     218,202,956
Operating loss                               (94,288,604)       (412,431)
Net income (loss)                            (28,905,192)     23,655,102
Net income (loss) per common share                 (3.61)           2.95

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART  III.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

          The following tables and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2001, and their positions and offices with the Company. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

                                     DIRECTORS

                                        Date Elected
Name                     Age            as Director
----                     ---            ------------

John Zhao Li             46             November 1994

Lee Tak Wong             44             September 1995

Jin-qiang Zhang          59             July 1997

Zi-shou Chen             60             July 1997

Deng-chen Yin            60             July 1997

Guang Wei Liang          38             March 1998

                                 EXECUTIVE OFFICERS
                                                              Date Elected
Name                     Age            Position               as Officer
----                     ---            --------              ------------

Jin-qiang Zhang          59             Chairman and          August 1997
                                        Chief Executive
                                        Officer

Guang-wei Liang          38             President             March 2001

John Zhao Li             46             Vice President        November 1994

Gary C.K. Lui            40             Vice President and    April 1996
                                        Chief Financial
                                        Officer

BIOGRAPHIES  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS:

JIN-QIANG  ZHANG

          Mr. Zhang, Chairman, Chief Executive Officer and a director of the Company, has over 30 years experience in manufacturing. Since the early 1980's, Mr. Zhang has held senior management positions in several manufacturing enterprises in China which were engaged principally in the electronics industry. During the last past five years, he has participated extensively in syndication financing, property development and project investment in China. He is currently also the Chairman of Shenzhen Huaqiang Holdings Limited. Mr. Zhang is a director of Shenzhen Huaqiang Enterprise Stock Company Limited, a PRC public company listed on the Shenzhen Stock Exchange of China.

ZI-SHOU  CHEN

          Mr. Chen, a director of the Company, has over 30 years experience in the Chinese manufacturing sector. Since the early 1980's, Mr. Chen has held senior management positions in several manufacturing enterprises in China which were mainly engaged in the electronics industry. During the past five years, he has participated extensively in syndication financing, property development and project investment in China. Mr. Chen was President of the Company from August 1, 1997 until February 28, 2001.

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

GUANG  WEI  LIANG

          Mr. Liang, President and a director of the Company, has over eight years experience in the Chinese manufacturing sector. Mr. Liang received his Masters Degree in Law from Wuhan University in China. Since 1980, he has held senior management positions in several Chinese manufacturing enterprises which were mainly engaged in the electronic industry. During the past two years, he has participated extensively in syndication financing, project financing and project investment in China. He is currently a Director and General Manager of Shenzhen Huaqiang Holdings Limited.

LEE  TAK  WONG

          Mr. Wong, a director of the Company, is a member of senior management engaged in the investment planning and syndication business. During the past five years, he has participated in brewery and property projects in China. He is currently a Director of Guang Yin International (Holdings) Limited.

DENG-CHEN  YIN

          Mr. Yin, a director of the Company, has over 30 years experience in manufacturing. Since the 1970's, Mr. Yin has held senior management positions in several manufacturing enterprises in China which were engaged in the plastics and electronics industry. During the past five years, he has participated in many project investments in China.

GARY  C.K.  LUI

          Mr. Lui, Vice-President and Chief Financial Officer of the Company, graduated from the University of Hong Kong with Bachelor of Social Sciences Degree in 1987. After graduation, he worked in the Hong Kong office of the Corporate Recovery Division of Arthur Andersen & Co. for three years. In 1990, he joined a ship building company listed in Hong Kong as the Group Assistant Financial Controller and was the Financial Controller of the Group's major shipyard in Singapore. From 1992 to 1994, Mr. Lui was the General Manager of a private investment company with extensive joint venture projects in Northeastern China. Prior to joining the Company in 1995, Mr. Lui was the Project Controller of a Hong Kong-listed investment company with major investments in Eastern China. Mr. Lui is currently a member of the Association of Chartered Certified Accountants and the Hong Kong Society of Accountants.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE:

          During the year ended December 31, 2000, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM  11.  EXECUTIVE  COMPENSATION

          The following table sets forth the compensation paid by the Company to its Chairman, President and to its three other most highly compensated executive officers during the last three fiscal years.


                           SUMMARY COMPENSATION TABLE (US$)

Name and                                                             Other
Principal                                                            Annual
Position                 Year        Salary          Bonus        Compensation
--------                 ----       --------        -------       ------------

Jin-Qiang Zhang(1)       2000       $153,600        $12,800         $15,600
Chairman and Chief       1999            nil         97,067          12,000
Executive Officer        1998            nil            nil           9,000

Zi-Shou Chen(2)          2000       $128,400        $10,700         $15,600
                         1999        139,100         90,964          12,000
                         1998        134,900         74,819           9,000

John Zhao Li(3)          2000       $103,200        $ 8,600         $15,600
Vice President           1999        111,800         63,253          12,000
                         1998        108,200         51,928           9,000

Gary C.K. Lui(4)         2000       $105,840        $ 8,820         $ nil
Vice-President and       1999         98,154          8,179           nil
Chief Financial          1998         95,877          8,200           nil
Officer

------------------

(1) Mr. Zhang was elected as Chief Executive Officer of the Company on May 29, 1999. Mr. Zhang has continued as the Chairman and a director of the Company subsequent to that date.

(2) Mr. Chen was the President of the Company until February 28, 2001. Mr. Chen has continued as an executive director of the Company subsequent to that date.

(3) Mr. Li was President of the Company until July 31, 1997. Mr. Li has continued as an officer and director of the Company subsequent to that date.

(4) Mr. Lui was elected as Vice-President of the Company on January 2, 2001, in addition to his position as Chief Financial Officer.

COMPENSATION  AGREEMENTS:

          The Company has not entered into any long-term employment or consulting agreements with its officers or directors.

BOARD  OF  DIRECTORS:

          During the year ended December 31, 2000, four meetings of the Board of Directors were held. All directors attended at least 75% of all board meetings for which they were eligible to attend. All directors receive compensation of US$1,300 per month for serving on the Board of Directors, which aggregated $93,600 during the year ended December 31, 2000. All directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

         On January 2, 1998 and September 30, 1999, the Board of Directors established a Compensation Committee and an Audit Committee, respectively. As of December 31, 2000, members of the Compensation Committee and Audit Committee consisted of Deng-chen Yin and Lee-Tak Wong.

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

          A summary of all stock options granted pursuant to the Plan to directors, officers and employees of the Company during the years ended December 31, 1998 and 2000 are shown below(no options were granted during the year ended December 31, 1999). No options were exercised in 1998, 1999 or 2000. The exercise price of all stock options was not less than fair market value on the grant date.

                     Options      Exercise             Annual
                     Granted       Price              Vesting                 Expiration
                     (In'000)     (In US$)           Percentage                  Date
Participant         1998  2000   1998  2000       1998         2000         1998      2000
                    ----  ----   ----  ----    -----------  ----------    ---------  -------
Jin-qiang Zhang     40    80    4.26  0.79    50%/25%/25%  50%/25%/25%    12/31/01   12/31/04
Deng-chen Yin       30    65    4.26  0.79    50%/25%/25%  50%/25%/25%    12/31/01   12/31/04
Zi-shou Chen        30    65    3.87  0.72    60%/20%/20%  50%/25%/25%    12/31/05   12/31/04
Guang-wei Liang     30    65    3.87  0.72    60%/20%/20%  50%/25%/25%    12/31/05   12/31/04
John Zhao Li        30    65    3.87  0.72    60%/20%/20%  50%/25%/25%    12/31/05   12/31/04
Lee-tak Wong        30    65    3.87  0.72    60%/20%/20%  50%/25%/25%    12/31/05   12/31/04
Chen Kai Cheng (1)  21     -    3.87   --     70%/15%/15%  50%/25%/25%    12/31/05   12/31/04
Wong Yong (1)       21     -    3.87   --     70%/15%/15%  50%/25%/25%    12/31/05   12/31/04
Gary C.K. Lui       21    55    3.87  0.72    70%/15%/15%  50%/25%/25%    12/31/05   12/31/04
Clarence Yip (2)    18    40    3.87  0.72    70%/15%/15%  50%/25%/25%    12/31/05   12/31/04
Cilly Yeung          9    20    3.87  0.72    70%/15%/15%  50%/25%/25%    12/31/05   12/31/04
                   ---   ---
                   280   520
                   ===   ===

-------------------

(1) Chen Kai Cheng and Wong Yong resigned as officers of the Company on January 31, 1999 and March 31, 1999, respectively, and pursuant to the Plan, the stock options previously granted to them were cancelled.

(2) Clarence Yip resigned as employee of the Company on January 31, 2001, and pursuant to the Plan, the stock options previously granted to him were cancelled.

          The stock options issued to non-employee directors in 1998were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes option pricing model and is amortized to expense over the vesting period. As a result, the Company recognized RMB 174,452, RMB 697,801 and RMB 2,218,706 of compensation expense in 2000, 1999 and 1998, respectively.

          During the years ended December 31, 1998 and 2000, the Company granted stock options to officers of the Company as follows (no options were granted during the year ended December 31, 1999):

                    Number of     Percent of Options         Weighted
                     Options       Granted to Total          Exercise
                     Granted       Options Granted             Price
                    (In'000)      -----------------     ------------------
Recipient          1998  2000       1998     2000         1998      2000
---------          ----  ----     -------   -------     --------  --------

Jin-qiang Zhang     --    80        --       15.0%        --       US$0.79
Zi-shou Chen        30    65       10.7%     12.5%      US$3.87    US$0.72
John Zhao Li        30    65       10.7%     12.5%      US$3.87    US$0.72
Chen Kai Cheng (1)  21    --        7.5%      --        US$3.87      --
Wong Yong (1)       21    --        7.5%      --        US$3.87      --
Gary C.K. Lui       21    55        7.5%     10.6%      US$3.87    US$0.72
                   ---   ---       -----     -----
Total              123   265       43.9%     50.6%
                   ===   ===       =====     =====
--------------------

(1) Chen Kai Cheng and Wong Yong resigned as officers of the Company on January 31, 1999 and March 31, 1999, respectively, and pursuant to the Plan, the stock options previously granted to them were cancelled.

          A summary of stock options granted to the Company's officers as of December 31, 2000 is shown below. No options were exercised during the years ended December 31, 1998, 1999 and 2000.

                      Number of                             Value of
                      Shares of                            Unexercised
                    Common Stock                          in-the-Money
                      Underlying                           Options at
                    Stock Options       Weighted       Fiscal Year-End (1)
                 ------------------     Exercise       -------------------
Recipient        Unvested    Vested      Price         Unvested     Vested
---------        --------    ------     --------       --------     ------

Jin-qiang Zhang  40,000      80,000     US$2.52        US$ nil      US$ nil
Guang-wei Liang  32,500      62,500     US$2.29        US$ nil      US$ nil
Zi-shou Chen     32,500      62,500     US$2.29        US$ nil      US$ nil
John Zhao Li     32,500      62,500     US$2.29        US$ nil      US$ nil
Gary C.K. Lui    27,500      48,500     US$2.29        US$ nil      US$ nil
                 ------      ------                    -------      -------
Total           165,000     316,000                    US$ nil      US$ nil
                =======     =======                    =======      =======

-----------------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the Class A common stock of $.38 per share on December 31, 2000.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION IN COMPENSATION
DECISIONS:

         The current members of the Compensation Committee and Audit Committee are Deng-chen Yin and Lee-tak Wong. Jin-qiang Zhang, Zi-shou Chen, Guang-wei Liang and Deng-chen Yin are directors of the Company. Jin-qiang Zhang and Guang-wei Liang are also officers and/or directors of Shenzhen Huaqiang Holdings Limited (see "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT").

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION - YEAR ENDED DECEMBER 31, 2000:

          The Company's compensation program for its executive officers is administrated and reviewed by the Compensation Committee of the Board of Directors. Historically, executive compensation consists of a combination of base salary and discretionary bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as Company performance. The determination of discretionary bonuses is based on various factors, including implementation of the Company's business plan, acquisition of assets, development of corporate opportunities and completion of financing.

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

          Effective July 1, 1998, the Compensation Committee increased the base salary for all officers and employees of the Company by 6.0%. The compensation for directors in relation to their office as a director has also been increased from US$500 per month to US$1,000 per month. Effective June 1, 1998, the Committee also approved an Occupational Retirement Pension Scheme for all the officers and employees located in the Hong Kong office, in which the Company contributes 7.0% of the total salary of those officers and employees to a pension policy administered by an insurance consulting firm. Effective January 1, 2000, the Compensation Committee increased the base salary for all non-director officers and employees of the Company by 7.8%. The compensation for directors in relation to their office as a director has also been increased from US$1,000 per month to US$1,300 per month. Effective January 1, 2001, the Compensation Committee increased the base salary for all non-director officers and employees of the Company by 25% to 38% as a result of revised responsibilities and duties.

COMPARATIVE  SHAREHOLDER  RETURN  PERFORMANCE  GRAPH:

          The graph below compares the cumulative total shareholder return on the Company's Class A common stock against the cumulative total shareholder return on the S & P Corporate - 500 Stock Index, the Nasdaq Composite Index and the shareholder return on the stock of Tsingtao Brewery LDT ("TSGTF"), assuming that US$100 was invested on January 1, 1996 in the Company's Class A common stock and in the stocks comprising the S & P Corporate - 500 Index, the Nasdaq Composite Index and the stock of TSGTF, respectively, and also assuming the reinvestment of all dividends. Tsingtao Brewery LDT is the largest producer of premium brand beer in China, and its stock is traded in Hong Kong, China and on the OTC BulletinBoard in the United States. The Company considers Tsingtao Brewery LDT as its peer group, as it is the only other comparable publicly-traded beer company in China, considering various factors such as industry profile, geographic market, revenues and production capacity. The historical stock price performance of the Company's common stock is not necessarily indicative of future price performance.

Fiscal         S & P
Year          Corporate       Nasdaq         Tsingtao
Ended          - 500         Composite       Brewery        The
December       Stock          Stock            LDT         Company
31,            Index          Index          ("TSGTF")     ("CBRB")
--------      ---------      ---------       ---------     --------

1996            100            100             100            100
1997            131            122              60             38
1998            166            170              40             33
1999            193            306              63             17
2000            175            182              56             13

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

          As of March 31, 2001, the Company had a total of 8,010,013 shares of common stock issued and outstanding, consisting of 5,010,013 shares of Class A common stock ($.0001 par value) and 3,000,000 shares of Class B common stock ($.0001 par value). The Class A common stock and Class B common stock are identical, except that the Class A common stock has one vote per share and the Class B common stock has two votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder. All common share amounts reflect the 1-for-22 reverse stock split effective November 22, 1994. There are no other classes of equity securities outstanding.

          The following table sets forth, as of March 31, 2001: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock of the Company beneficially owned, and the percent of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                               Percent of
                                                                Shares of
Name and Address                   Amount and Nature of       Common Stock
of Beneficial Owner                Beneficial Ownership        Outstanding
-------------------                --------------------      --------------

Shenzhen Huaqiang                        5,568,000(1)            69.5
  Holdings Limited
Shennan Zhong Road
Shenzhen City
People's Republic of China

Redcliffe Holdings Ltd.                  1,392,000(1)(2)         17.4
c/o Suite 2002, Fairmont House
8 Cotton Tree Drive
Hong Kong

Jin-qiang Zhang (4)                         80,000(3)             1.0

Zi-shou Chen (4)                            62,500(3)              .8

John Zhao Li (4)                            62,500(3)              .8

Lee-tak Wong (4)                            62,500(3)              .8

Deng-chen Yin (4)                           62,500(3)              .8

Guang-wei Liang (4)                         62,500(3)              .8

Gary C.K. Lui (4)                           48,500(3)              .6

All Directors and                          441,000(3)             5.6
  Executive Officers
  as a Group (7 persons)

----------------------

(1) Consists of 4,176,000 shares owned by West Coast Star Enterprises Ltd. ("West Coast") and 1,392,000 shares owned by Top Link Development Limited (including 3,168,000 shares of Class A common stock and 2,400,000 shares of Class B common stock), each of which is controlled by Shenzhen Huaqiang Holdings Limited ("SHHL"). On October 14, 1996, Oriental Win distributed to its shareholders a total of 6,960,000 shares of the Company's common stock, consisting of 3,960,000 shares of Class A common stock and 3,000,000 shares of Class B common stock, which represented Oriental Win's entire equity interest in the Company. The shareholders of Oriental Win received such shares in proportion to their respective shareholder interests in Oriental Win (West Coast - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). In conjunction with the distribution of such shares by Oriental Win, the shareholders' agreement among Oriental Win, West Coast, Mapesbury Limited and Redcliffe Holdings Ltd. was terminated. In February 1998, Mapesbury Limited transferred its shares to Top Link Development Limited ("Top Link"). In December 1998, Oriental Win was formally dissolved by its shareholders. West Coast and Top Link are beneficially owned 80% and 100%, respectively, by SHHL, which is a state-owned enterprise in China.

(2) Consists of 792,000 shares of Class A common stock and 600,000 shares of Class B common stock. Victor Choi, a former Director, is the beneficial owner of Silvercliff Venture Inc., which owns 50% of the capital stock of Redcliffe Holdings Ltd.

(3)  Consists  solely  of  immediately  exercisable  stock  options.

(4) The address of each such person is c/o the Company, 23/F., Hang Seng Causeway Bay Building, 28 Yee Wo Street, Causeway Bay, Hong Kong.

CHANGES  IN  CONTROL:

          The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

SHAREHOLDER  LOANS

          In connection with the acquisition of High Worth JV, Oriental Win Holdings Ltd. ("Oriental Win") advanced US$8,869,585 to Holdings during 1994. The rights to collect US$8,000,000 of the advance were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests in August 1996 (West Coast Star Enterprises Ltd. - 60%; Mapesbury Limited - 20%; Redcliffe Holdings Ltd. - 20%). The advances bore no interest and were repayable at the discretion of the Company, with the shareholders having no right to demand repayment. The Company had the option of offsetting or repaying the advances or any part thereof by allotment of shares at par value in Holdings. Mapesbury Limited assigned its advances and shares in the Company to Top Link Development Limited in February 1998. On September 8, 1998, the remaining rights to collect US$848,000 of the advances were transferred from Oriental Win to its shareholders in proportion to their respective shareholder interests, less US$21,585 repaid by Holdings on behalf of Oriental Win, and Oriental Win was formally dissolved by its shareholders on December 22, 1998. On November 26, 1998, Holdings partially repaid approximately 31.5% of the advances from shareholders, amounting to US$2,791,650. In May 1999, Holdings partially repaid approximately 18.5% of the advances from shareholders, amounting to US$1,632,350. In March 2000, Holdings partially repaid approximately 30% of the advance from shareholders, amounting to US$2,654,400. In August 2000, Holdings repaid the remaining balances of the advances from shareholders, amounting to US$1,769,600.

NOBLE  BREWERY

          During the years ended December 31, 2000 and 1999, the Company purchased for resale beer products from Noble Brewery aggregating RMB 466,532,300 and RMB 537,010,133, respectively. As of December 31, 2000 and 1999, RMB 203,942,896 and RMB 194,894,527, respectively, was due to Noble Brewery for the purchase of beer products, and was unsecured, interest-free and repayable on demand.

GUANGDONG  BLUE  RIBBON

          Until July 31, 1997, Liu Yun Zhong and Niu Zi Hang were directors and executive officers of the Company. Mr. Liu and Mr. Niu are the General Manager and Deputy General Manager, respectively, of Guangdong Blue Ribbon. Guangdong Blue Ribbon owns 40% of High Worth JV.

          During the years ended December 31, 2000 and 1999, the Company purchased packaging materials from Guangdong Blue Ribbon and its affiliated companies aggregating RMB 40,681,947 and RMB 29,840,747, respectively.

          During the years ended December 31, 2000 and 1999, the Company also purchased for resale beer products from Sichuan High Worth Brewery aggregating RMB 42,906,772 and RMB 21,458,166, respectively.

          During the years ended December 31, 2000 and 1999, the Company paid RMB 5,059,063 and RMB 6,568,634, respectively, equivalent to US$11.70 per ton of beer production, to Guangdong Blue Ribbon as a royalty fee for the right to use the Pabst Blue Ribbon trademarks in China.

RELATED  COMPANIES

          As of December 31, 2000 and 1999, the amount due from related companies aggregated RMB 623,798 and RMB 24,646,810, respectively, and consisted of amounts due from Guangdong Blue Ribbon and its affiliated companies for trade deposits received on behalf of the Company and expenses paid on behalf of Guangdong Blue Ribbon and its affiliated companies.

          As of December 31, 2000 and 1999, the Company owed an aggregate of RMB 28,000,000 and RMB 11,500,000, respectively, to related parties as follows:

          (a) approximately RMB 6,600,000 and RMB 7,000,000, respectively, was due to companies affiliated with Guangdong Blue Ribbon for the purchase of raw materials, and was unsecured, interest-free and repayable on demand;

          (b) approximately RMB 3,100,000 and RMB 4,500,000, respectively, was due to Sichuan High Worth Brewery for the purchase of beer products, and was unsecured, interest-free and repayable on demand; and

          (c) approximately RMB 12,200,000 and nil, respectively, was due to the minority shareholders of Jilin Lianli Brewery representing their excessive contribution of property, plant and equipment to Jilin Lianli Brewery. The balances were classified as current liabilities as the Company intends to dispose of the investment in Jilin Lianli Brewery in 2001.

OTHER  TRANSACTIONS

          On December 15, 1998, Holdings granted a one-year loan to Top Link Development Limited of RMB 3,567,805 (US$429,856), with interest at 5% per annum, which was settled in 1999.

         During 1999, the Company borrowed RMB 24,000,000 from its principal shareholder, Shenzhen Huaqiang Holdings Limited. The loan was unsecured, with interest at 7.5% per annum, and was fully repaid during 1999.

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

          Financial  Statements

          CBR  BREWING  COMPANY,  INC.  AND  SUBSIDIARIES

          Report  of  Independent  Auditors
          -  Deloitte  Touche  Tohmatsu

          Consolidated  Balance  Sheets
          -  As  of  December  31,  1999  and  2000

          Consolidated  Statements  of  Operations
          -  Years  ended  December  31,  1998,  1999  and  2000

          Consolidated  Statements  of  Shareholders'  Equity
          -  Years  ended  December  31,  1998,  1999  and  2000

          Consolidated  Statements  of  Cash  Flows
          -  Years  ended  December  31,  1998,  1999  and  2000

          Notes  to  Consolidated  Financial  Statements

          ZHAOQING  BLUE  RIBBON  BREWERY  NOBLE  LTD.

          Report  of  Independent  Auditors
          -  Deloitte  Touche  Tohmatsu

          Balance  Sheets
          -  As  of  December  31,  1999  and  2000

          Statements  of  Operations
          -  Years  ended  December  31,  1998,  1999  and  2000

          Statements  of  Shareholders'  Equity
          -  Years  ended  December  31,  1998,  1999  and  2000

          Statements  of  Cash  Flows
          -  Years  ended  December  31,  1998,  1999  and  2000

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

(b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 2000.

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

                                            CBR  BREWING  COMPANY,  INC.
                                        ---------------------------------
                                                (Registrant)

Date:  April  10,  2001          By:  /s/  Guang-wei  Liang
                                        ---------------------------------
                                        Guang-wei  Liang
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April  10,  2001          By:  /s/  Guang-wei  Liang
                                        ---------------------------------
                                        Guang-wei  Liang
                                        President  and  Director

Date:  April  10,  2001          By:  /s/  Jin-qiang  Zhang
                                        ---------------------------------
                                        Jin-qiang  Zhang
                                        Chief  Executive  Officer  and
                                          Director

Date:  April  10,  2001          By:  /s/  Zi-shou  Chen
                                        ---------------------------------
                                        Zi-shou  Chen
                                        Director

Date:  April  10,  2001          By:  /s/  John  Zhao  Li
                                        ---------------------------------
                                        John  Zhao  Li
                                        Vice  President  and  Director

Date:  April  10,  2001          By:  /s/  Gary  C.  K.  Lui
                                        ---------------------------------
                                        Gary  C.  K.  Lui
                                        Vice  President  and
                                        Chief  Financial  Officer

Date:  April  10,  2001          By:  /s/  Lee-tak  Wong
                                        ---------------------------------
                                        Lee-tak  Wong
                                        Director

Date:  April  10,  2001          By:  /s/  Deng-chen  Yin
                                        ---------------------------------
                                        Deng-chen  Yin
                                        Director

                                CBR  BREWING  COMPANY,  INC.
                                ----------------------------

                                Report  and  Financial  Statements
                                For the year ended December 31, 2000

CBR  BREWING  COMPANY,  INC.
----------------------------

REPORT AND FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000
------------------------------------



CONTENTS                                                         PAGE(S)
--------                                                         -------


REPORT OF INDEPENDENT AUDITORS. . . . . . . . . . . . . .         F - 1


CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . .         F - 2


CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . . .         F - 3


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY . . . . .         F - 4


CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . .         F - 5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .   F - 6  -  F - 31

REPORT  OF  INDEPENDENT  AUDITORS
---------------------------------

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CBR  BREWING  COMPANY,  INC.
---------------------------------------------

We have audited the accompanying consolidated balance sheets of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CBR Brewing Company, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 20 and 21 to the consolidated financial statements, the Company is exposed to certain risks through its operations in the People's Republic of China and the risk of uncertain renewal of its license to produce and distribute Pabst Blue Ribbon Beer in the People's Republic of China, which is due to expire on November 6, 2003.



Deloitte  Touche  Tohmatsu
Hong  Kong
April  10,  2001

                                  CBR BREWING COMPANY, INC.
                                  -------------------------

                                 CONSOLIDATED BALANCE SHEETS

                                                                 As  of  December  31,
                                                        -------------------------------------
                                                           2000         2000         1999
                                                        -----------  -----------  -----------
                                                            US$          RMB         RMB
                                                          (Note 3)
                                           ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .   10,881,092   90,313,060  106,052,616
  Accounts receivable, net of allowance for doubtful
    accounts of RMB81,652,544 and RMB59,834,318
    for 2000 and 1999, respectively (note 4) . . . . .    8,755,565   72,671,190   48,836,143
  Bills receivable (note 5). . . . . . . . . . . . . .    3,089,157   25,640,000   27,333,650
  Inventories (note 6) . . . . . . . . . . . . . . . .    6,094,214   50,581,977   73,241,948
  Amounts due from related companies (note 16g). . . .       75,156      623,798   24,646,810
  Prepayments, deposits and other receivables. . . . .    3,232,825   26,832,451   35,992,390
                                                        -----------  -----------  -----------
Total current assets . . . . . . . . . . . . . . . . .   32,128,009  266,662,476  316,103,557
Interest in an associated company (note 7) . . . . . .   30,157,925  250,310,776  251,642,290
Property, plant and equipment, net (note 8). . . . . .   31,871,354  264,532,236  243,971,176
Other non-current assets . . . . . . . . . . . . . . .      155,150    1,287,747   10,750,253
                                                        -----------  -----------  -----------
Total assets . . . . . . . . . . . . . . . . . . . . .   94,312,438  782,793,235  822,467,276
                                                        ===========  ===========  ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings (note 9) . . . . . . . . . . . . . .   13,012,239  108,001,585  115,390,788
  Capital lease obligations. . . . . . . . . . . . . .            -            -    2,847,911
  Accounts payable . . . . . . . . . . . . . . . . . .    4,135,677   34,326,119   39,117,124
  Accrued liabilities. . . . . . . . . . . . . . . . .   16,668,468  138,348,280   85,125,424
  Amounts due to related companies (note 16h). . . . .    3,373,057   27,996,366   11,535,893
  Amount due to an associated company (note 7) . . . .   24,571,433  203,942,896  194,894,527
  Income taxes payable (note 10) . . . . . . . . . . .      681,526    5,656,663    8,944,091
  Sales taxes payable (note 11). . . . . . . . . . . .    2,785,837   23,122,446   19,219,699
                                                        -----------  -----------  -----------
Total current liabilities. . . . . . . . . . . . . . .   65,228,237  541,394,355  477,075,457
                                                        -----------  -----------  -----------
Long-term liabilities:
  Bank borrowings (note 9) . . . . . . . . . . . . . .    2,011,993   16,699,543   10,000,000
                                                        -----------  -----------  -----------
Minority interests . . . . . . . . . . . . . . . . . .    3,237,936   26,874,874   72,117,416
                                                        -----------  -----------  -----------
Commitments and contingencies (note 21)

Shareholders' advances and shareholders' equity:

  Advances from shareholders (note 12) . . . . . . . .            -            -   36,719,200
                                                        -----------  -----------  -----------
Shareholders' Equity:
  Common stock
    - Class A, US$0.0001 par value, 90,000,000 shares
        authorized, 5,010,013 shares outstanding . . .          515        4,273        4,273
    - Class B, US$0.0001 par value, 10,000,000 shares
        authorized, 3,000,000 shares outstanding . . .          308        2,559        2,559
    Additional paid-in capital . . . . . . . . . . . .   12,935,162  107,361,845  107,187,393
    General reserve and enterprise development funds .    1,886,548   15,658,349   14,074,390
    Retained earnings. . . . . . . . . . . . . . . . .    9,011,739   74,797,437  105,286,588
                                                        -----------  -----------  -----------
Total shareholders' equity . . . . . . . . . . . . . .   23,834,272  197,824,463  226,555,203
                                                        -----------  -----------  -----------
Total shareholders' advances and shareholders'
  equity . . . . . . . . . . . . . . . . . . . . . . .   23,834,272  197,824,463  263,274,403
                                                        -----------  -----------  -----------
Total liabilities, shareholders' advances and
    shareholders' equity . . . . . . . . . . . . . . .   94,312,438  782,793,235  822,467,276
                                                        ===========  ===========  ===========

           See accompanying notes to consolidated financial statements

                                            CBR BREWING COMPANY, INC.
                                            -------------------------

                                      CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                                Year  ended  December  31,
                                                               ------------------------------------------------------------
                                                                   2000           2000            1999            1998
                                                               -------------  -------------  --------------  --------------
                                                                    US$            RMB             RMB            RMB
                                                                 (Note 3)
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .   115,956,953    962,442,710   1,007,674,051   1,145,636,256
Sales taxes (note 11) . . . . . . . . . . . . . . . . . . . .     2,565,683     21,295,165      21,215,219      24,629,145
                                                               -------------  -------------  --------------  --------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .   113,391,270    941,147,545     986,458,832   1,121,007,111
Cost of sales, including inventory purchased from related
  companies of RMB550,121,019, RMB588,309,046 and
  RMB694,084,566 in 2000, 1999 and 1998, respectively;
  and royalty fee paid to a related company of RMB5,059,063,
  RMB6,568,634, and RMB6,886,720 in 2000, 1999 and
  1998, respectively (note 16a to c). . . . . . . . . . . . .    88,574,477    735,168,158     768,255,876     927,483,120
                                                               -------------  -------------  --------------  --------------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .    24,816,793    205,979,387     218,202,956     193,523,991
Selling, general and administrative expenses, including
  management fee paid to a related company of nil,
  nil and RMB3,780,000 in 2000, 1999 and 1998, respectively
  (note 16d). . . . . . . . . . . . . . . . . . . . . . . . .    35,430,311    294,071,585     217,915,167     215,134,986
Fair value of warrants, stock options and common stock
  issued for services rendered (note 17). . . . . . . . . . .        21,018        174,452         697,801       2,459,406
Impairments related to property, plant and equipment
  (note 8). . . . . . . . . . . . . . . . . . . . . . . . . .       722,892      6,000,000               -               -
Loss on disposal of property, plant and equipment including
  gain from a related company of RMB4,110, nil and nil
  in 2000, 1999 and 1998, respectively (note 16f). . . . . .          2,645         21,954          10,419         189,872
                                                               -------------  -------------  --------------  --------------
Operating loss. . . . . . . . . . . . . . . . . . . . . . . .   (11,360,073)   (94,288,604)       (412,431)    (24,260,273)
                                                               -------------  -------------  --------------  --------------
Other income:
  Interest income . . . . . . . . . . . . . . . . . . . . . .       216,859      1,799,932       3,090,081       2,687,218
  Foreign exchange gains. . . . . . . . . . . . . . . . . . .             -              -               -           2,841
  Others. . . . . . . . . . . . . . . . . . . . . . . . . . .        71,050        589,713         443,753       1,606,516
                                                               -------------  -------------  --------------  --------------
Total other income. . . . . . . . . . . . . . . . . . . . . .       287,909      2,389,645       3,533,834       4,296,575
                                                               -------------  -------------  --------------  --------------
Other expense:
  Interest expense, including interest paid to related
    companies of RMB115,855, nil and nil in 2000, 1999
    and 1998, respectively (note 16e) . . . . . . . . . . . .     1,292,544     10,728,115      14,689,647       9,507,873
  Others. . . . . . . . . . . . . . . . . . . . . . . . . . .        10,603         88,004          98,001       1,209,458
                                                               -------------  -------------  --------------  --------------
Total other expenses. . . . . . . . . . . . . . . . . . . . .     1,303,147     10,816,119      14,787,648      10,717,331
                                                               -------------  -------------  --------------  --------------
Loss before income taxes. . . . . . . . . . . . . . . . . . .   (12,375,311)  (102,715,078)    (11,674,245)    (30,681,029)
Income taxes (note 10). . . . . . . . . . . . . . . . . . . .       498,813      4,140,152       5,444,091         326,172
                                                               -------------  -------------  --------------  --------------
Loss before equity in earnings of an associated company . . .   (12,874,124)  (106,855,230)    (17,118,336)    (31,007,201)
Equity in earnings of an associated company . . . . . . . . .     4,754,820     39,465,006      49,726,406      55,160,690
                                                               -------------  -------------  --------------  --------------
(Loss) income before minority interests . . . . . . . . . . .    (8,119,304)   (67,390,224)     32,608,070      24,153,489
Minority interests. . . . . . . . . . . . . . . . . . . . . .    (4,636,751)   (38,485,032)      8,952,968       2,761,979
                                                               -------------  -------------  --------------  --------------
Net (loss) income for the year. . . . . . . . . . . . . . . .    (3,482,553)   (28,905,192)     23,655,102      21,391,510
                                                               =============  =============  ==============  ==============
Net (loss) income per share - basic and diluted . . . . . . .         (0.43)         (3.61)           2.95            2.67
                                                               =============  =============  ==============  ==============
Weighted average number of shares of common stock
  outstanding
    - basic and diluted . . . . . . . . . . . . . . . . . . .     8,010,103      8,010,013       8,010,013       8,008,342
                                                               =============  =============  ==============  ==============

                                See accompanying notes to consolidated financial statements

                                             CBR BREWING COMPANY, INC.
                                             -------------------------

                                CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY

                                                                              Common  stock
                                                   ----------------------------------------------------------------------
                                                          Shares                        Amount
                                                        outstanding            par value of US$0.0001 each     Additional
                                                   --------------------------------------------------------     paid-in
                                                    Class A       Class B         Class A        Class B        capital
                                                   ----------  --------------  -------------  -------------  -------------
                                                                                     RMB            RMB            RMB
Balance at January 1, 1998. . . . . . . . . . . .  5,000,013       3,000,000           4,265          2,559    104,030,194
Net income. . . . . . . . . . . . . . . . . . . .          -               -               -              -              -
Appropriation . . . . . . . . . . . . . . . . . .          -               -               -              -              -
Fair value of warrants, stock options and common
  stock issued for services rendered. . . . . . .     10,000               -               8              -      2,459,398
                                                   ----------  --------------  -------------  -------------  -------------
Balance at December 31, 1998. . . . . . . . . . .  5,010,013       3,000,000           4,273          2,559    106,489,592
Net income. . . . . . . . . . . . . . . . . . . .          -               -               -              -              -
Appropriation . . . . . . . . . . . . . . . . . .          -               -               -              -              -
Fair value of warrants, stock options and common
  stock issued for services rendered (note 17). .          -               -               -              -        697,801
                                                   ----------  --------------  -------------  -------------  -------------
Balance at December 31, 1999. . . . . . . . . . .  5,010,013       3,000,000           4,273          2,559    107,187,393
Net loss. . . . . . . . . . . . . . . . . . . . .          -               -               -              -              -
Appropriation . . . . . . . . . . . . . . . . . .          -               -               -              -              -
Fair value of warrants, stock options and common
  stock issued for services rendered (note 17). .          -               -               -              -        174,452
                                                   ----------  --------------  -------------  -------------  -------------
Balance at December 31, 2000. . . . . . . . . . .  5,010,013       3,000,000           4,273          2,559    107,361,845
                                                   ==========  ==============  =============  =============  =============

Converted to US$
Balance at December 31, 2000. . . . . . . . . . .                                     US$515         US$308  US$12,935,162
                                                                               =============  =============  =============


                                                                                      Total
                                                      Reserve        Retained     shareholders'
                                                       funds         earnings        equity
                                                   -------------  --------------  -------------
                                                        RMB            RMB             RMB
                                                     (Note 14)      (Note 14)
Balance at January 1, 1998. . . . . . . . . . . .      8,341,785     65,972,581    178,351,384
Net income. . . . . . . . . . . . . . . . . . . .              -     21,391,510     21,391,510
Appropriation . . . . . . . . . . . . . . . . . .      1,783,955     (1,783,955)             -
Fair value of warrants, stock options and common
  stock issued for services rendered. . . . . . .              -              -      2,459,406
                                                   -------------  --------------  -------------
Balance at December 31, 1998. . . . . . . . . . .     10,125,740     85,580,136    202,202,300
Net income. . . . . . . . . . . . . . . . . . . .              -     23,655,102     23,655,102
Appropriation . . . . . . . . . . . . . . . . . .      3,948,650     (3,948,650)             -
Fair value of warrants, stock options and common
  stock issued for services rendered (note 17). .              -              -        697,801
                                                   -------------  --------------  -------------
Balance at December 31, 1999. . . . . . . . . . .     14,074,390    105,286,588    226,555,203
Net loss. . . . . . . . . . . . . . . . . . . . .              -    (28,905,192)   (28,905,192)
Appropriation . . . . . . . . . . . . . . . . . .      1,583,959     (1,583,959)             -
Fair value of warrants, stock options and common
  stock issued for services rendered (note 17). .              -              -        174,452
                                                   -------------  --------------  -------------
Balance at December 31, 2000. . . . . . . . . . .     15,658,349     74,797,437    197,824,463
                                                   =============  ==============  =============

Converted to US$
Balance at December 31, 2000. . . . . . . . . . .   US$1,886,548    US$9,011,739  US$23,834,272
                                                   =============  ==============  =============


Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to two votes per share. At the option of the holder, each share of Class B common stock is convertible into one share of Class A common stock.


           See accompanying notes to consolidated financial statements

                                             CBR BREWING COMPANY, INC.
                                             -------------------------

                                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                            Year  ended  December  31,
                                                             -------------------------------------------------------
                                                                 2000          2000           1999          1998
                                                             ------------  -------------  ------------  ------------
                                                                  US$           RMB            RMB           RMB
Cash flows from operating activities:
  Net (loss) income . . . . . . . . . . . . . . . . . . . .   (3,482,553)   (28,905,192)   23,655,102    21,391,510
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Allowance for doubtful accounts . . . . . . . . . . . .    2,628,702     21,818,226    24,287,267    15,367,012
    Depreciation and amortization . . . . . . . . . . . . .    3,408,218     28,288,206    37,881,481    25,153,217
    Impairments related to property, plant and equipment. .      722,891      6,000,000             -             -
    Fair value of warrants, stocks options and common stock
      issued for services rendered. . . . . . . . . . . . .       21,018        174,452       697,801     2,459,406
    Minority interests. . . . . . . . . . . . . . . . . . .   (4,636,751)   (38,485,032)    8,952,968     2,761,979
    Equity in earnings of an associated company . . . . . .   (4,754,820)   (39,465,006)  (49,726,406)  (55,160,690)
    Dividend received from an associated company. . . . . .    4,915,243     40,796,520    41,513,883    46,728,178
    Deferred income taxes . . . . . . . . . . . . . . . . .            -              -             -    (4,413,000)
    Other, net. . . . . . . . . . . . . . . . . . . . . . .        2,645         21,954        10,419        10,720
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable. . . . . . . .   (5,500,394)   (45,653,273)   40,824,405    (8,847,894)
  Decrease (increase) in bills receivable . . . . . . . . .      204,054      1,693,650      (779,450)    9,001,200
  Decrease (increase) in inventories. . . . . . . . . . . .    2,730,117     22,659,971    (6,639,315)   22,980,809
  Decrease (increase) in amounts due from related
    companies . . . . . . . . . . . . . . . . . . . . . . .    2,894,339     24,023,012    (6,577,883)   11,598,088
  Decrease (increase) in prepayments, deposits and other
    receivables . . . . . . . . . . . . . . . . . . . . . .    1,103,607      9,159,939    (8,388,872)   (3,585,607)
  Decrease in customer deposits . . . . . . . . . . . . . .            -              -             -    (6,680,000)
  Increase in accounts payable and accrued liabilities. . .    5,835,163     48,431,851     2,508,891    23,918,654
  Increase (decrease) in amount due to an associated
    company . . . . . . . . . . . . . . . . . . . . . . . .    1,090,165      9,048,369   (23,823,273)    9,634,465
  (Decrease) increase in income taxes payable . . . . . . .     (396,076)    (3,287,428)    4,777,207     3,906,884
  Increase (decrease) in sales taxes payable. . . . . . . .      470,211      3,902,747   (11,112,205)   (9,509,378)
                                                             ------------  -------------  ------------  ------------
Net cash provided by operating activities . . . . . . . . .    7,255,779     60,222,966    81,062,020   106,715,553
                                                             ------------  -------------  ------------  ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment. . . . . . . .   (3,678,525)   (30,531,758)   (7,902,604)  (66,414,497)
  Proceeds from disposal of property, plant and
    equipment . . . . . . . . . . . . . . . . . . . . . . .       19,342        160,538             -       494,820
  Decrease (increase) in expenditure on non-current assets.    1,140,061      9,462,506             -    (9,244,507)
                                                             ------------  -------------  ------------  ------------
Net cash used in investing activities . . . . . . . . . . .   (2,519,122)   (20,908,714)   (7,902,604)  (75,164,184)
                                                             ------------  -------------  ------------  ------------
Cash flows from financing activities:
  New bank borrowings . . . . . . . . . . . . . . . . . . .   13,105,024    108,771,703    68,350,000   114,554,000
  Repayment of bank borrowings. . . . . . . . . . . . . . .  (13,188,116)  (109,461,363)  (62,513,212)  (38,500,000)
  Increase (decrease) in amounts due to related companies .      507,286      4,210,473   (19,600,202)  (21,293,591)
  Repayment of advances from shareholders . . . . . . . . .   (4,424,000)   (36,719,200)  (13,548,505)  (23,170,695)
  Payment of capital lease obligations. . . . . . . . . . .     (343,122)    (2,847,911)   (5,664,938)   (7,349,700)
  Payment of cash dividend to minority interests. . . . . .   (2,290,061)   (19,007,510)  (20,638,685)  (45,375,595)
                                                             ------------  -------------  ------------  ------------
Net cash used in financing activities . . . . . . . . . . .   (6,632,989)   (55,053,808)  (53,615,542)  (21,135,581)
                                                             ------------  -------------  ------------  ------------
Net (decrease) increase in cash and cash equivalents. . . .   (1,896,332)   (15,739,556)   19,543,874    10,415,788
Cash and cash equivalents at beginning of the year. . . . .   12,777,424    106,052,616    86,508,742    76,092,954
                                                             ------------  -------------  ------------  ------------
Cash and cash equivalents at end of the year. . . . . . . .   10,881,092     90,313,060   106,052,616    86,508,742
                                                             ============  =============  ============  ============

                            See accompanying notes to consolidated financial statements

CBR  BREWING  COMPANY,  INC.
----------------------------

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------


1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITIES

     CBR Brewing Company, Inc. (the "Company"), formerly Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. The Company and its subsidiaries are collectively referred to as the "Group". At December 31, 2000, the Company's principal shareholder is Shenzhen Huaqiang Holdings Limited, incorporated in the People's Republic of China (the "PRC"), which holds indirectly 63.2% of the outstanding Class A common stock and 80% of the outstanding Class B common stock.

     The Company is a holding company and its principal subsidiaries are engaged in the production and sale of beer products in the PRC.

     On December 16, 1994, the Company issued 3,960,000 shares of Class A common stock and 3,000,000 shares of Class B common stock to Oriental Win Holdings Ltd. ("Oriental Win") and 240,000 shares of Class A common stock to Goldchamp Limited ("Goldchamp"), in consideration for the entire issued share capital of High Worth Holdings Limited ("High Worth Holdings"). Both Oriental Win and Goldchamp and their respective shareholders were unrelated to the Company prior to becoming shareholders of the Company. Upon completion of the share exchange on December 16, 1994, High Worth Holdings became a wholly-owned subsidiary of the Company.

     This transaction was treated as a recapitalization of High Worth Holdings with High Worth Holdings as the acquirer (reverse acquisition).

     High Worth Holdings is a holding company that was formed solely to effect the acquisition of a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery"). High Worth Brewery is a Sino-foreign equity joint venture enterprise that was registered in the PRC on July 2, 1994 in which Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group"), an unrelated joint stock limited company incorporated in the PRC, and High Worth Holdings hold 40% and 60% interests, respectively. The investment in High Worth Brewery was partly financed by long-term, interest free advances from the shareholders (see note 12). The following is a summary of the acquisition undertaken by High Worth Holdings, through its subsidiary, High Worth Brewery, during the period ended December 31, 1994.

     On October 31, 1994, High Worth Brewery acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Blue Ribbon Noble"). The consideration for the acquisition of an effective 60% interest in Zhaoqing Brewery by High Worth Holdings through High Worth Brewery was approximately US$20 million. Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth Brewery, Zhaoqing Brewery was a wholly-owned subsidiary of Blue Ribbon Group. Blue Ribbon Noble is a Sino-foreign equity joint venture enterprise registered in the PRC on October 8, 1993, in which Goldjinsheng Holding Limited ("Goldjinsheng"), an unrelated party, and Zhaoqing Brewery hold 60% and 40% interests, respectively. Zhaoqing Brewery and Blue Ribbon Noble are both engaged in the production and sale of beer products in the PRC.

CBR  BREWING  COMPANY,  INC.
----------------------------


1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  -  continued

     In April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and commenced the production of Blue Ribbon beer. Pursuant to the terms of the sublicense agreement, the Blue Ribbon Group granted Zhaoqing Brewery the right to produce and distribute Blue Ribbon beer under Pabst trademarks in the PRC at a royalty fee of US$11.70 for each ton produced.

     Blue Ribbon Noble's principal product line is Blue Ribbon beer under the Pabst trademarks which were granted by Blue Ribbon Group. Pursuant to the terms of the sublicense agreement, the Blue Ribbon Group granted Blue Ribbon Noble the right in the PRC to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. However, the production right of Blue Ribbon Noble is confined exclusively to Guangdong Province and it does not preclude High Worth Brewery's production right in Guangdong as described in notes 21(a) and 21(b). The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, Blue Ribbon Noble is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

     On February 19, 1995, Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing") was registered as a limited company in the PRC and owned 70% by Zhaoqing Brewery and 30% by Blue Ribbon Group. Blue Ribbon Marketing was appointed as the sole distributor to conduct the distribution, marketing and promotion of all Pabst Blue Ribbon beer products produced by Zhaoqing Brewery and Blue Ribbon Noble. Blue Ribbon Marketing started to purchase beer products from Zhaoqing Brewery and Blue Ribbon Noble in April 1995 and July 1995, respectively. Its principal trading product is Blue Ribbon beer, which constitutes approximately 98% of the Group's sales. Prior to October 1997, Blue Ribbon Marketing was also engaged in the trading of mineral water and non-carbonated soft drinks purchased from Blue Ribbon Group and its group of companies.

     On April 5, 1995, CBR Finance (BVI) Ltd. (the "Finance Company"), which is wholly-owned by the Company, was incorporated in the British Virgin Islands ("BVI"). The Finance Company has remained dormant since incorporation.

     In January 1996, Zhaoqing Brewery transferred all of its operating assets and liabilities to High Worth Brewery pursuant to the original Joint Venture Agreement, the Asset Transfer Agreement signed in May 1994, and the relevant government regulations. Subject to the completion of certain legal procedures and documentation, investments in Blue Ribbon Noble and Blue Ribbon Marketing will be transferred to High Worth Brewery. Zhaoqing Brewery is currently acting as the nominee for High Worth Brewery with respect to the investments in Blue Ribbon Noble and Blue Ribbon Marketing.

     Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will then be transferred to High Worth Brewery. During the three years ended December 31, 2000, the operating activities of Zhaoqing Brewery were part of High Worth Brewery. The consensus and approval from the local tax authority for this transfer was obtained in 1996.

CBR  BREWING  COMPANY,  INC.
----------------------------

1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  -  continued

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

     On January 20, 1998, Zhaoqing Brewery and Goldjinsheng entered into an agreement which calls for the interest of Goldjinsheng in Blue Ribbon Noble to be transferred to Linchpin Holdings Limited ("Linchpin"), a subsidiary of Noble China Inc., a company listed on the Toronto Stock Exchange. In March 1999, approval from the relevant PRC authorities for the registration of the aforesaid transfer for Linchpin was obtained. Linchpin and Zhaoqing Brewery own 60% and 40% equity interests in Blue Ribbon Noble, respectively.

     Effective December 31, 1997, the Company, through High Worth Brewery, entered into a Settlement Agreement with Blue Ribbon Group to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%.
     Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth Brewery received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery will be formally restructured into a new joint venture company and will serve as the fourth Pabst Blue Ribbon beer brewing complex in the PRC. High Worth Brewery was also granted a three-year option to increase its equity interest to 51% at a fixed cost of RMB32,007,600.

     On June 5, 1999, a formal Joint Venture Agreement was signed among E Mei Brewery, High Worth Brewery and Wai Shun Investment Limited ("Wai Shun"), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The business of Sichuan Brewery was transferred to Sichuan High Worth Brewery. The total registered and paid-up capital of Sichuan high Worth Brewery was RMB51,221,258. High Worth Brewery's 15% equity interest is consideration-free but is entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement and the relevant legal documents have been approved by the local government authorities. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

CBR  BREWING  COMPANY,  INC.
----------------------------


1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  -  continued

     On October 18, 1999, High Worth Holdings, through its newly incorporated wholly owned subsidiary, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid-up capital of Jilin Lianli Brewery was RMB25,000,000. March International contributed one new packing line and the right to use the "Lianli" beer trademark with a total value equivalent to RMB12,750,000 as capital, representing a 51% interest in Jilin Lianli Brewery, which is equivalent to an effective interest of 51%. The Joint Venture Agreement was formally approved by the local government in April 2000. March International was responsible for transferring the technical know-how and production techniques to brew high quality beer products to Jilin Lianli Brewery, as well as assisting in the renovation of existing equipment, in order to convert the brewery into a modern brewing complex. Subsequent to the improvement of the brewing equipment and the installation of the new packing line, Jilin Lianli Brewery commenced operation in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. The Company is currently in negotiation with certain interested parties to dispose of its equity interest in the brewery.


2.   BASIS  OF  PRESENTATION

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the preparation of the statutory financial statements of each relevant PRC subsidiary, which are prepared in accordance with the accounting principles and relevant financial regulations established by the Ministry of Finance of the PRC.

     The major adjustments made to the relevant PRC statutory financial statements to conform with US GAAP consist of the reclassification of certain expense items from income appropriations to charge against income, adjustments for sales, other income and purchases recognized on a cash basis, and adjustments for depreciation charges, deferred taxation and revaluation of property, plant and equipment.

     The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Group has a net current liability position as of December 31, 2000 and 1999. The directors of the Company believe that the Group's operating cash flow, combined with cash on hand, existing bank borrowings and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Group's working capital requirements for the foreseeable future.

CBR  BREWING  COMPANY,  INC.
----------------------------

3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of the Company and its subsidiaries in which the Company has an effective controlling interest, including High Worth Holdings, High Worth Brewery, Zhaoqing Brewery, the Finance Company, March International, Blue Ribbon Marketing, Zao Yang High Worth Brewery and Jilin Lianli Brewery. All material intercompany balances and transactions have been eliminated on consolidation. Investments in affiliates over which the Company exercises significant influence but does not have effective control and owns less than a 50% but greater than a 20% voting interest, including the 40% investment in Blue Ribbon Noble, are accounted for using the equity method.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, cash accounts, interest-bearing saving accounts, and short-term bank deposits with original maturities of three months or less.

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

     Land use rights. . . . . . . . . . . . . . .  50 years
     Buildings. . . . . . . . . . . . . . . . . .  50 years
     Plant, machinery and equipment . . . . . . .  5 - 15 years
     Motor vehicles . . . . . . . . . . . . . . .  5 - 10 years

     According to the laws of the PRC, the title to all PRC land is retained by the PRC government. The land use rights, which represent the cost for the rights to use the land for premises granted by the State Land Administration Bureau, have no definite term of use. The land use rights are stated at cost and are amortized over 50 years on the same basis as the buildings.

     Construction in progress is stated at cost, which comprises the direct costs of buildings, plant under construction and deposits and prepayments made on machinery pending installation. Cost comprises the direct cost of construction and finance expenses arising from borrowings used to finance the construction of buildings, plant and machinery until the construction, installation and testing are complete. No depreciation is provided until the relevant assets are available for commercial use.

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

CBR  BREWING  COMPANY,  INC.
----------------------------


3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company regularly reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be produced by such assets over their expected useful lives.

     INCOME TAXES - Income taxes are determined under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires deferred taxes to be adjusted to reflect the tax rates at which future taxable amounts will be settled or recognized. The effects of tax rate changes on future deferred tax liabilities and deferred tax benefits, as well as other changes in income tax laws, are recognized in the consolidated statement of operations in the period when such changes are enacted.

     REVENUE RECOGNITION - Sales represent the invoiced value of goods sold, net of discounts. Sales and sales discounts are recognized upon delivery of goods to customers.

     ADVERTISING EXPENSES - Advertising expenses are charged to expense in the consolidated statements of operations as incurred. Advertising expenses were RMB113,721,112, RMB74,716,635 and RMB68,082,791 for the years ended December 31, 2000, 1999 and 1998, respectively.

     FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company's subsidiaries and associated company in the PRC are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the consolidated statements of operations in the period in which they occur.

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

     STOCK OPTION PLAN - The Company accounts for stock options issued to consultants using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company continues to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock options issued to employees and non-employee directors, and pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the Company had accounted for such stock options under the fair value method prescribed by SFAS No. 123 are shown in note 17.

CBR  BREWING  COMPANY,  INC.
----------------------------


3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

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

     The common shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock during 2000, 1999 and 1998. Accordingly, basic and diluted EPS were the same for all periods presented.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     EFFECTS OF RECENT ACCOUNTING STANDARDS - In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments embedded in other contracts, and for hedging activities, and requires that all derivatives be recognized as either assets and liabilities in the statement of financial position and be measured at fair value. SFAS 133 will be effective for the Company's year ending December 31, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have any impact on its financial statement presentation on disclosures.

4.   ACCOUNTS  RECEIVABLE

     Accounts receivable comprise:
                                                       2000          1999
                                                   ------------  ------------
                                                       RMB            RMB
     Accounts receivable - trade. . . . . . . . .  154,323,734   108,670,461
     Less: Allowance for doubtful accounts. . . .  (81,652,544)  (59,834,318)
                                                   ------------  ------------
                                                    72,671,190    48,836,143
                                                   ============  ============

     Movement of allowance for doubtful accounts:
                                                        2000         1999         1998
                                                   ------------  ------------  ----------
                                                        RMB           RMB          RMB

     Balance as at January 1. . . . . . . . . . .   59,834,318    35,599,181   20,232,169
     Provided during the year . . . . . . . . . .   21,869,566    24,287,267   15,367,012
     Written off during the year. . . . . . . . .      (51,340)      (52,130)           -
                                                   ------------  ------------  ----------
     Balance as at December 31. . . . . . . . . .   81,652,544    59,834,318   35,599,181
                                                   ============  ============  ==========

CBR  BREWING  COMPANY,  INC.
----------------------------


5.   BILLS  RECEIVABLE

     Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.


6.   INVENTORIES

                                                               2000         1999
                                                            -----------  -----------
                                                                RMB           RMB
     Inventories comprise:

     Raw materials . . . . . . . . . . . . . . . . . . . .   27,082,563   27,586,428
     Work in progress. . . . . . . . . . . . . . . . . . .    7,977,375    8,972,212
     Finished goods. . . . . . . . . . . . . . . . . . . .   15,522,039   36,683,308
                                                            -----------  -----------
                                                             50,581,977   73,241,948
                                                            ===========  ===========

7.   INTEREST  IN  AN  ASSOCIATED  COMPANY
                                                                2000         1999
                                                            -----------  -----------
                                                                RMB           RMB

     Unlisted investment, at cost. . . . . . . . . . . . .  209,361,595  209,361,595
     The Company's share of undistributed post acquisition
       earnings of an associated company . . . . . . . . .   40,949,181   42,280,695
                                                            -----------  -----------
                                                            250,310,776  251,642,290
                                                            ===========  ===========


     The unlisted investment represents the Company's 40% equity interest in Blue Ribbon Noble held by a 60% owned subsidiary. A description of the principal activities of Blue Ribbon Noble is described at note 1.

     Amount due to an associated company principally represents the balance arising from the purchases of beer products for resale. The balance is unsecured, interest-free and repayable on demand.

CBR  BREWING  COMPANY,  INC.
----------------------------


7.   INTEREST  IN  AN  ASSOCIATED  COMPANY  -  continued

     The  following  is  summarized  financial information of Blue Ribbon Noble:

                                                                   2000           1999
                                                               -------------  -------------
                                                                    RMB            RMB
     Balance sheets
     --------------

     Current assets . . . . . . . . . . . . . . . . . . . . .   292,914,968    413,158,436
     Property, plant and equipment. . . . . . . . . . . . . .   396,457,375    424,893,664
                                                               -------------  -------------
     Total assets . . . . . . . . . . . . . . . . . . . . . .   689,372,343    838,052,100
                                                               =============  =============

     Current liabilities. . . . . . . . . . . . . . . . . . .   150,292,950    153,958,740
     Deferred income taxes. . . . . . . . . . . . . . . . . .    10,000,000      7,000,000
     Equity . . . . . . . . . . . . . . . . . . . . . . . . .   529,079,393    677,093,360
                                                               -------------  -------------
     Total liabilities and equity . . . . . . . . . . . . . .   689,372,343    838,052,100
                                                               =============  =============

     Statements of income
     --------------------

     Sales, net of sales taxes. . . . . . . . . . . . . . . .   443,092,393    513,807,992
                                                               =============  =============
     Gross profit . . . . . . . . . . . . . . . . . . . . . .   152,008,267    197,370,369
                                                               =============  =============
     Net (loss) income. . . . . . . . . . . . . . . . . . . .   (46,022,668)   128,417,934
                                                               =============  =============
     The Company's share of net income after the
       deduction of unrealized intercompany profit
       and other intercompany adjustments . . . . . . . . . .    39,465,006     49,726,406
                                                               =============  =============


8.   PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment comprises the following:
                                                                    2000           1999
                                                               -------------  -------------
                                                                    RMB            RMB
     At cost:
       Land use rights and buildings. . . . . . . . . . . . .   116,583,593    103,223,679
       Plant, machinery and equipment . . . . . . . . . . . .   258,376,491    226,906,842
       Motor vehicles . . . . . . . . . . . . . . . . . . . .    15,792,216     13,033,404
       Construction in progress . . . . . . . . . . . . . . .     8,219,566      1,063,783
                                                               -------------  -------------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . .   398,971,866    344,227,708
       Less: Accumulated depreciation and amortization. . . .  (128,439,630)  (100,256,532)
             Impairment of plant, machinery and equipment . .    (6,000,000)             -
                                                               -------------  -------------
                                                                264,532,236    243,971,176
                                                               =============  =============

CBR  BREWING  COMPANY,  INC.
----------------------------


8.   PROPERTY,  PLANT  AND  EQUIPMENT  -  continued

     During the year ended December 31, 2000, the Company made a provision for impairment of RMB6,000,000 for plant, machinery and equipment of Jilin Lianli Brewery. The Group intends to dispose of its equity interest in Jilin Lianli Brewery during 2001.

     Included in property, plant and equipment are assets acquired under capital leases with the following net book values:

                                                           2000         1999
                                                        ----------  ------------
                                                           RMB           RMB
     At cost:
       Plant, machinery and equipment. . . . . . . . .           -   33,747,792
       Less: Accumulated depreciation and amortization           -  (15,694,353)
                                                        ----------  ------------
                                                                 -   18,053,439
                                                        ==========  ============

     Depreciation and amortization charges for property, plant and equipment held under capital leases for the years ended December 31, 2000, 1999 and 1998 were nil, RMB3,374,779 and RMB3,374,779, respectively.

9.   BANK  BORROWINGS

                                                  2000           1999
                                              -------------  -------------
                                                   RMB           RMB

     Bank borrowings comprise:

     Secured bank borrowings . . . . . . . .   124,701,128    125,390,788
     Less: Current portion . . . . . . . . .  (108,001,585)  (115,390,788)
                                              -------------  -------------
     Long-term portion, repayable after 2001.   16,699,543     10,000,000
                                              =============  =============

     Certain assets of High Worth Brewery and Zaoyang Brewery were collateralized under a floating charge to secure bank borrowings. The net book value of property, plant and equipment pledged to banks as of December 31, 2000 and 1999 amounted to RMB217,331,927 and RMB230,847,986, respectively. There are no significant covenants or financial restrictions relating to the Company's short-term and long-term debts. The Company has no other lines of credit.

     The weighted average interest rates as of December 31, 2000 and 1999 were 10.9% and 12.5% per annum, respectively.

CBR  BREWING  COMPANY,  INC.
----------------------------

10.  INCOME  TAXES

     The components of loss before income taxes, equity in earnings of an associated company and minority interests are as follows:

                                       Year  ended  December  31,
                               -----------------------------------------
                                   2000           1999          1998
                               -------------  ------------  ------------
                                    RMB           RMB           RMB

     United States of America    (6,267,491)   (2,306,612)   (8,479,076)
     British Virgin Islands .   (12,089,369)   (6,215,272)   (4,854,533)
     PRC. . . . . . . . . . .   (84,358,218)   (3,152,361)  (17,347,420)
                               -------------  ------------  ------------
                               (102,715,078)  (11,674,245)  (30,681,029)
                               =============  ============  ============

     United  States  of  America

     The Company is subject to taxes in the United States of America ("US"). In January 1997, the Internal Revenue Service enacted the entity classification regulations effective from January 1, 1997. Under the new tax regulations, the Company's PRC subsidiaries and associated company can elect to be treated as partnerships for US tax purposes, in contrast with the corporation entity treatment prior to January 1, 1997. The Company elected to treat its PRC subsidiaries and associated company as partnerships in 1997. For US tax purposes, a partnership is a flow-through entity (i.e., the partnership's income, deductions, gains or losses flow through to the partners in the partnership). High Worth Holdings is the ultimate partner in these partnerships. The Company will be taxed when income is recognized. As at December 31, 2000, the estimated tax loss of the Company available for carryforward in the US is approximately RMB809,994. The net operating loss carryforward will expire in 2013 to 2014.

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

     Had these tax holidays and concessions not been available, the tax charge would have been higher by approximately RMB7,245,000, RMB9,527,000 and RMB8,605,000, representing RMB0.90, RMB1.19 and RMB1.07 per share, for the years ended December 31, 2000, 1999 and 1998, respectively.

CBR  BREWING  COMPANY,  INC.
----------------------------


10.  INCOME  TAXES  -  continued

     PRC  -  continued

     These losses relate mainly to Blue Ribbon Marketing, which is allowed to mark-up the purchase cost of the Pabst Blue Ribbon beer or adjust the ex-factory prices as necessary in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred. Blue Ribbon Marketing is not intended to contribute profits to the Group. At December 31, 2000, tax losses available for carryforward in the PRC were RMB32,064,684 which can be carried forward for 5 years.

     British  Virgin  Islands

     The Company's subsidiaries incorporated in the British Virgin Islands ("BVI") are not taxed in BVI. Under current BVI laws, dividends and capital gains arising from investments by the BVI subsidiaries are not subject to income taxes, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

     The  provision  for  income  taxes  consists  of  the  following:

                                      Year  ended  December  31,
                                   ---------------------------------
                                     2000       1999        1998
                                   ---------  ---------  -----------
                                      RMB         RMB        RMB

     Current
       - PRC. . . . . . . . . . .  4,140,152  5,444,091   4,739,172
     Deferred
       - United States of America          -          -  (4,413,000)
                                   ---------  ---------  -----------
                                   4,140,152  5,444,091     326,172
                                   =========  =========  ===========


     The reconciliation of effective income tax rates of the Group to the statutory income tax rate in the PRC is as follows:

                                               Year ended December 31,
                                               -----------------------
                                                 2000   1999   1998
                                                 -----  -----  -----
     Statutory tax rate . . . . . . . . . . . .    33%    33%    33%
     Tax holidays and concessions . . . . . . .     7%    82%    19%
     Losses in foreign jurisdiction exempt from
       from tax . . . . . . . . . . . . . . . .   (6%)  (25%)  (14%)
     Other expenses not deductible for
       tax purposes . . . . . . . . . . . . . .  (17%)  (58%)  (13%)
     Change in valuation allowance. . . . . . .  (21%)  (79%)  (40%)
     Reversal of tax on dividend declared by
       an associated company. . . . . . . . . .     -      -     14%
                                                 -----  -----  -----
                                                  (4%)  (47%)   (1%)
                                                 =====  =====  =====

CBR  BREWING  COMPANY,  INC.
----------------------------


10.  INCOME TAXES - continued

     Deferred tax assets (liabilities) comprise the following:

                                       2000          1999
                                   ------------  ------------
                                        RMB          RMB

     Deferred tax assets:
       Tax loss carryforward. . .   32,874,678    14,179,479
       Accruals . . . . . . . . .   28,115,143    24,772,882
                                   ------------  ------------
                                    60,989,821    38,952,361
     Valuation allowance. . . . .  (60,989,821)  (38,952,361)
                                   ------------  ------------
     Net deferred tax assets. . .            -             -
                                   ============  ============

     Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. At December 31, 2000 and 1999, valuation allowances have been established for the full amount of the tax loss carryforward, as it is more likely than not that the tax losses will not be realized.


11.  SALES  TAXES

     The Group is subject to three kinds of sales taxes: value added tax ("VAT"), consumption tax and other sales taxes. The applicable VAT tax rate is 17% for beverage products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Group on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of operations. The applicable consumption tax rate in respect of brewery products sold by a brewing company is RMB220 per ton. No consumption tax is levied on wholesale trading of brewery products, on exported goods or on non-alcoholic beverage products. The other sales taxes are assessed as a percentage of consumption tax and VAT payable.

CBR  BREWING  COMPANY,  INC.
----------------------------


12.  ADVANCES  FROM  SHAREHOLDERS

     The advances, which were made in 1994 in connection with the acquisition of High Worth Brewery bore no interest and were not repayable unless the Company obtained additional long-term debt or equity financing. Repayments of the advances were at the discretion of the Company and the shareholders had no right to demand repayment. The Company had the option of offsetting or repaying the advances or part thereof by allotment of shares at par value in High Worth Holdings. During the year ended December 31, 2000, all outstanding advances were settled.

The  advances  from  the  shareholders  comprise:

                                                          2000        1999
                                                       ----------  ----------
                                                           RMB         RMB
     Top Link Development Limited (2000: Nil; 1999:
       US$884,800). . . . . . . . . . . . . . . . . .           -   7,344,000
     Redcliffe Holdings Limited (2000: Nil; 1999:
       US$884,800). . . . . . . . . . . . . . . . . .           -   7,344,000
     West Coast Star Enterprises Limited (2000: Nil;
       1999: US$2,654,400). . . . . . . . . . . . . .           -  22,031,000
                                                       ----------  ----------
                                                                -  36,719,000
                                                       ==========  ==========

13.  FOREIGN  CURRENCY  EXCHANGE

     The People's Bank of China ("PBOC") and the State Exchange Administration Bureau jointly pronounced a new policy on foreign exchange transactions in the PRC. Commencing from December 1, 1998, foreign currency exchanges adjustment services for foreign invested enterprises ("FIE"), which were previously provided by the SWAP centers within the PRC, were cancelled. From this date onwards, FIEs can only transact foreign currency deals through those authorized banks in the PRC at the prevailing exchange rates quoted by the PBOC and, accordingly, all the SWAP centers presently established in the PRC were closed.

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

     The exchange rate of the RMB equivalent of US$1.00 as of December 31, 2000, 1999 and 1998 was approximately RMB8.3.

CBR  BREWING  COMPANY,  INC.
----------------------------


14.  DISTRIBUTION  OF  PROFITS

     The Company's ability to pay dividends is primarily dependent on the Company receiving distributions from its PRC subsidiaries through High Worth Holdings.

     Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of High Worth Brewery, which are based on its statutory financial statements, are available for distribution in the form of cash dividends after it has satisfied all PRC tax liabilities, provided for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with the PRC accounting standards and regulations.

     As stipulated by the relevant laws and regulations for enterprises operating in the PRC, Zhaoqing Brewery and Blue Ribbon Marketing are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and collective welfare funds. In accordance with the relevant PRC regulations and the respective companies' articles of association, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies. Based on the business licenses, the registered capital of Zhaoqing Brewery and Blue Ribbon Marketing is RMB33,670,000 and RMB10,000,000, respectively. Subject to certain restrictions as set out in the relevant PRC regulations and the respective companies' articles of association, the statutory surplus reserve may be distributed to equity holders in the form of bonus issues and/or dividends when such reserve exceeds 25% of the registered capital of the companies.

     No appropriations to these reserve funds were made by Zhaoqing Brewery and Blue Ribbon Marketing for 2000, 1999 and 1998 as Zhaoqing Brewery was acting as nominee for High Worth Brewery from October 31, 1994 onwards and Blue Ribbon Marketing incurred losses in those years.

     High Worth Brewery and Blue Ribbon Noble are also required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of operations. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the companies. Under the joint venture agreement, the board of directors shall determine the appropriations with regard to the economic situation of the companies. The percentage of annual appropriations to the general reserve fund, the enterprise development fund and the employee welfare and incentive fund of Blue Ribbon Noble for 2000 has been determined by the board of directors and the appropriation has been reported in its statutory financial statements.

     As described in note 2 to the consolidated financial statements, the net income (loss) as reported in the US GAAP financial statements differs from that as reported in the statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it will be necessary to obtain approval and convert such distributions at the exchange centers.

CBR  BREWING  COMPANY,  INC.
----------------------------


14.  DISTRIBUTION  OF  PROFITS  -  continued

     When dividends are declared by the Board of Directors of High Worth Brewery, Blue Ribbon Group's 40% portion is recorded as a liability at the declaration date and is included in amounts due to related companies. Such dividends are distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth Brewery.

     On November 25, 1997, the Board of Directors of High Worth Brewery declared a first dividend of RMB138,438,987, resulting in RMB55,375,595 payable to Blue Ribbon Group, of which RMB15,000,000 was paid during 1997 and the remaining RMB40,375,595 was paid during 1998.

     On November 23, 1998, the Board of Directors of High Worth Brewery declared a second dividend of RMB51,596,713, resulting in RMB20,638,685 payable to Blue Ribbon Group, of which RMB5,000,000 was paid during 1998 and the remaining RMB15,638,685 was paid during 1999.

     On July 28, 1999, the Board of Directors of High Worth Brewery declared a third dividend distribution of RMB51,596,713, resulting in RMB20,638,685 payable to Blue Ribbon Group, of which RMB5,000,000 was paid during 1999 and the remaining RMB15,638,685 was paid during 1999 through intercompany settlement.

     On March 20, 2000, the Board of Directors of High Worth Brewery declared a fourth dividend distribution of RMB47,518,776, resulting in RMB19,007,511 payable to Blue Ribbon Group, which was paid during 2000.

15.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

     (a) During the years ended December 31, 2000, 1999 and 1998, interest paid was RMB10,728,115, RMB14,689,647 and RMB9,507,873, respectively.

     (b) During the years ended December 31, 2000, 1999 and 1998, income tax paid was RMB3,500,000, RMB666,884 and nil, respectively.


16.  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS

     (a)  Purchases  of  packing  materials

          During the years ended December 31, 2000, 1999 and 1998, the Group purchased packing materials from Blue Ribbon Group and its group of companies amounting to RMB40,681,947, RMB29,840,747 and RMB37,631,444, respectively.

     (b)  Purchases  of  beer  products

          During the years ended December 31, 2000, 1999 and 1998, the Group purchased beer products for resale from Blue Ribbon Noble amounting to RMB466,532,300, RMB537,010,133 and RMB621,380,760, respectively.

          During the years ended December 31, 2000, 1999 and 1998, the Group purchased beer products from Sichuan High Worth Brewery for resale amounting to RMB42,906,772, RMB21,458,166 and RMB35,072,362, respectively.

CBR  BREWING  COMPANY,  INC.
----------------------------


16.  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS  -  continued

     (c)  Royalty  fee

          During the years ended December 31, 2000, 1999 and 1998, a royalty fee of RMB5,059,063, RMB6,568,634 and RMB6,886,720, respectively, was payable to Blue Ribbon Group for the right to use Pabst trademarks in the PRC.

     (d)  Management  fee

          For the years ended December 2000, 1999 and 1998, a management fee was paid to Blue Ribbon Group of nil, nil and RMB3,780,000, respectively.

     (e)  Interest  expense

          For the year ended December 31, 2000, interest expense included RMB115,855 payable to Blue Ribbon Group. No similar amounts were payable to Blue Ribbon Group in 1999 or 1998.

     (f)  (Gain)  loss  on  disposal  of  property,  plant  and  equipment

          For the year ended December 31, 2000, (gain) loss on disposal of property, plant and equipment included a gain of RMB4,110 from Blue Ribbon Noble. There was no similar gain (loss) in 1999 or 1998.

     (g)  Amounts  due  from  related  companies

          The amounts due from related companies primarily represented receivable balances from Blue Ribbon Group and its group of companies. The balances with Blue Ribbon Group and its group of companies principally represented expenses paid on their behalf. From December 31, 1998 onwards, the balances with related companies are unsecured, interest-free and repayable on demand.

     (h)  Amounts  due  to  related  companies

          As of December 31, 2000 and 1999, the amounts due to related companies consist of payable balances to the following companies:

                                                              As of December 31,
                                                            2000             1999
                                                         -------------  -------------
                                                              RMB            RMB
                                                         (in millions)  (in millions)
          American National Can (Zhaoqing) Co., Ltd.
            ("American National Can"). . . . . . . . .            6.4             6.5
          Blue Ribbon Group. . . . . . . . . . . . . .            6.1               -
          Jilin Chuangxiang Zhiyu Co., Ltd.. . . . . .            2.2               -
          Jilin Jiutai Beer Co., Ltd.. . . . . . . . .           10.0               -
          Sichuan High Worth Brewery . . . . . . . . .            3.1             4.5
          Other subsidiaries and associated companies
            of Blue Ribbon Group . . . . . . . . . . .            0.2             0.5
                                                         ------------  --------------
                                                                 28.0            11.5
                                                         ============  ==============

CBR  BREWING  COMPANY,  INC.
----------------------------


16   RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS  -  continued

     (h)  Amounts  due  to  related  companies  -  continued

          American National Can and Beverage are companies in which Blue Ribbon Group has equity interests.

          Sichuan High Worth Brewery is a company in which the Company has a 9% effective interest.

          Jilin Chuangxiang Zhiyu Co., Ltd. and Jilin Jintai Beer Co., Ltd. are minority shareholders of Jilin Lianli Brewery. The balances represent excess fixed assets contributed to Jilin Lianli Brewery by the minority shareholders. The Group intends to dispose of its equity interest in Jilin Lianli Brewery during 2001.

          The balances with group companies of Blue Ribbon Group arose from the purchases of raw materials. The balances are unsecured, interest-free and repayable on demand.

          During 1999, the Company borrowed RMB24,000,000 from its principal shareholder Shenzhen Huaqiang Holdings Limited. The loan was unsecured, with interest at 7.5% per annum, and was fully repaid during 1999.

     (i)  Advances  from  shareholders

          Information  with respect to advances from shareholders is provided in note  12.


17.  STOCK  OPTION  PLAN  AND  COMMON  STOCK  CHANGES

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

     On January 2, 1998, options to purchase 210,000 shares of Class A common stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A common stock at an exercise price of US$4.26 were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Amounts varying from 50% to 70% of such stock options vested on April 1, 1998, with the remaining stock options vesting in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005. The exercise price of all such stock options was not less than fair market value on the grant date.

CBR  BREWING  COMPANY,  INC.
----------------------------


17.  STOCK  OPTION  PLAN  AND  COMMON  STOCK  CHANGES  -  continued

     On May 16, 2000, options to purchase 375,000 shares of Class A common stock at an exercise price of US$0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A common stock at an exercise price of US$0.79 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Such stock options vest 50% on July 1, 2000, 25% on July 1, 2001, and the remaining 25% on July 1, 2002. The stock options expire on December 31, 2004. The exercise price of all such stock options was not less than fair market value on the grant date.

     Option  activity  under  the  Plan  is  summarized  as  follows:

                                         Outstanding  options
                                    -------------------------------
                                                       Weighted
                                                        average
                                        Number       exercise price
                                       of shares       per share
                                    ---------------  --------------

  Outstanding at January 1, 1999 .         280,000          US$3.97
  Cancelled. . . . . . . . . . . .         (42,000)            3.87
                                    ---------------  --------------
  Outstanding at December 31, 1999         238,000          US$3.98
  Issued . . . . . . . . . . . . .         375,000          US$0.72
  Issued . . . . . . . . . . . . .         145,000          US$0.79
                                    ---------------  --------------
  Outstanding at December 31, 2000         758,000          US$1.76
                                    ===============  ==============

     Additional information on options outstanding at December 31, 2000 is as follows:


                                                     Options
                                                exercisable as
                       Options  outstanding     of December 31,
                    as of December 31, 2000           2000
                   ----------------------------  --------------
                                      Weighted
                                      average
                                     remaining
                       Number       contractual
Exercise prices       outstanding  life (years)
---------------       ------------  -----------  ---------------
US$4.26 . . . . . . .       70,000            1           70,000
US$3.87 . . . . . . .      168,000            5          168,000
US$0.79 . . . . . . .      145,000            4           72,500
US$0.72 . . . . . . .      375,000            4          187,500
                      ------------  -----------  ---------------
                           758,000         3.94          498,000
                      ============  ===========  ===============

     At December 31, 2000 and 1999, 42,000 and 562,000 options, respectively, were available for future grant under the Plan.

CBR  BREWING  COMPANY,  INC.
----------------------------


17.  STOCK  OPTION  PLAN  AND  COMMON  STOCK  CHANGES  -  continued

     Stock options issued to non-employees (including non-employee directors in 1998) were accounted for pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, the fair value of stock options is calculated according to the Black-Scholes option pricing model with the following assumptions:

     Expected life of options. . . . . . . . . . . . . . . .  3 - 5 years
     Risk-free interest rate . . . . . . . . . . . . . . . .  6.75%
     Expected volatility of underlying stock . . . . . . . .  100%
     Expected dividends. . . . . . . . . . . . . . . . . . .  0%

     The total compensation expense for such stock options recognized in the consolidated statements of operations for the years ended December 31, 2000 and 1999 was RMB174,452 and RMB697,801, respectively. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected volatility of the Company's stock price. Because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the stock options.

     The Company continues to follow APB No. 25 "Accounting for Stock Issued to Employees", in accounting for stock options issued to officers and employees (including non-employee directors in 2000). The fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the assumptions listed above. Had compensation cost for the grants been determined under SFAS No. 123, the Company would have recorded RMB159,267 and RMB637,067 as additional compensation expense for the years ended December 31, 2000 and 1999, respectively, resulting in the pro forma net (loss) income of (RMB29,064,459) and RMB23,018,035 and net (loss) income per share (basic and diluted) of (RMB3.63) and RMB2.87, respectively.

     Consulting  Contract

     On March 2, 1998, the Company entered into a contract with Worldwide Corporate Finance, a corporate financial consulting company, to provide financial and business consulting services to the Company. The Company paid an initial non-refundable retainer by issuing 10,000 shares of Class A common stock, which were recorded as a charge to operations at the estimated fair market value of RMB240,700. The contract expired on August 18, 1998 without any further compensation being paid to Worldwide Corporate Finance.

CBR  BREWING  COMPANY,  INC.
----------------------------


18.  RETIREMENT  PLAN

     As stipulated by the PRC government regulations, High Worth Brewery and Blue Ribbon Marketing have defined contribution retirement plans for all their full-time staff. During the years ended December 31, 2000, 1999 and 1998, the monthly contributions of High Worth Brewery were calculated at 17.8%, 14.6% and 14.6%, respectively, and the monthly contribution of Blue Ribbon Marketing were calculated at, 5.0%, 2.0% and 2.0%, respectively, of the basic salaries of the full-time employees. The pension costs charged to operations by the PRC group companies during the years ended December 31, 2000, 1999 and 1998 amounted to RMB2,098,414, RMB2,507,459 and
     RMB3,437,961,  respectively.

     The Company did not have any retirement plan in operation until June 1, 1998. The monthly contribution of the Company for full-time staff is 7.0% of the basic salary. The pension costs charged to operations by the Company were RMB177,487 and RMB177,919 in 2000 and 1999, respectively.


19.  FINANCIAL  INSTRUMENTS

     The carrying amounts reported in the balance sheets at December 31, 2000 and 1999 for current assets and current liabilities qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. Cash denominated in foreign currency has been translated at the applicable unified exchange rate.

     The fair value of the shareholders' advances was not able to be determined because no comparable borrowing terms are currently available.


20.  CONCENTRATION  OF  RISKS

     The Company's operating assets and primary source of income and cash flows are its interest in subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Group will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

     As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Group. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

CBR  BREWING  COMPANY,  INC.
----------------------------


20.  CONCENTRATION  OF  RISKS  -  continued

     The sale and distribution of products under the "Pabst Blue Ribbon" brand in 2000, 1999 and 1998 accounted for 98%, 98% and 99% of the Group's revenues, respectively. The Group purchases Pabst Blue Ribbon beer from Blue Ribbon Noble and is heavily dependent on Blue Ribbon Noble. Stoppages of production and/or supply from Blue Ribbon Noble for reasons inside or outside the Group's control could affect the Group's operation, although so far the Group has never encountered any problems in securing adequate supplies from Blue Ribbon Noble.

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


21.  COMMITMENTS  AND  CONTINGENCIES

     LICENSING  AND  RELATED  MATTERS

     Blue Ribbon Group entered into licensing arrangements with Pabst Brewing Company whereby Blue Ribbon Group was granted the exclusive right to produce and market products under four specific Pabst trademarks in the PRC, the non-exclusive right to market products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the trademarks to any other enterprise in the PRC. Pursuant to the terms of the sublicense agreement, Blue Ribbon Group granted High Worth Brewery the right in Guangdong Province of the PRC to use two specific Pabst trademarks in its production, promotion, distribution and sale of beer under such trademarks. In addition, Blue Ribbon Group also granted the right to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer to High Worth Brewery or those enterprises owned by High Worth Brewery which are located outside Guangdong Province in the PRC. The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, High Worth Brewery is obligated to pay Blue Ribbon Group a royalty fee of US$11.70 for each ton produced.

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

CBR  BREWING  COMPANY,  INC.
----------------------------


21.  COMMITMENTS  AND  CONTINGENCIES  -  continued

     LICENSING  AND  RELATED  MATTERS  -  continued

     (b) High Worth Brewery and/or companies that High Worth Brewery has an interest in are entitled to be granted a sublicense from Blue Ribbon Group with the right to produce and sell beer under the Pabst Blue Ribbon label in Guangdong Province of the PRC (an "Additional Facility") to a maximum production capacity of 300,000 tons per annum.

          In the event that High Worth Brewery desires to obtain a sublicense for an Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

     (c) A proposed new marketing company (the "New Marketing Company"), owned 8% by Blue Ribbon Group, 52% by High Worth Brewery and 40% by Goldjinsheng, shall be formed to handle and organize the sales of Pabst Blue Ribbon beer produced by Zhaoqing Brewery and Blue Ribbon Noble. Zhaoqing Brewery and Blue Ribbon Noble will each create a separate distribution company or division of their own. The respective distribution companies will each appoint the New Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in the PRC.

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

     Another agreement was made among Goldjinsheng, Blue Ribbon Group and Blue Ribbon Noble on May 10, 1995, to the effect that Blue Ribbon Noble agreed to pay Blue Ribbon Group a management fee of RMB2,035,000 per annum for a period of five years commencing January 1, 1995.

     An agreement was made between Blue Ribbon Group and High Worth Brewery on December 31, 1995, to the effect that High Worth Brewery agreed to pay Blue Ribbon Group a management fee of RMB3,780,000 per annum for a period of three years commencing on January 1, 1996 (see note 16(d)).

     In November 1997, Blue Ribbon Group advised the Company that it believed it had the right to brew Pabst Blue Ribbon beer in the PRC, either by itself or through one or more of its affiliates. Blue Ribbon Group thereupon established a wholly-owned subsidiary, Sichuan Brewery, in E Mei Shan, Le Shang City, Sichuan Province of the PRC, for the production of Pabst Blue Ribbon beer commencing in 1998.

CBR  BREWING  COMPANY,  INC.
----------------------------


21.  COMMITMENTS  AND  CONTINGENCIES  -  continued

     LICENSING  AND  RELATED  MATTERS  -  continued

     On December 30, 1997, High Worth Brewery, Blue Ribbon Marketing, Blue Ribbon Group and Sichuan Brewery reached an out of court settlement (the "Settlement Agreement"). The Settlement Agreement, signed by all parties involved and witnessed by the High Court of Guangdong Province, confirmed that:

     (i) All parties agreed that High Worth Brewery will serve as the core organization for managing the production and operation of the Pabst Blue Ribbon beer business in the PRC. A management committee will be set up under the Board of Directors of High Worth Brewery to coordinate and manage the procurement, production, sales and future development of all Pabst Blue Ribbon beer production enterprises in the PRC.

     (ii) Blue Ribbon Marketing will act as the single entity to unify and coordinate all of the sales of Pabst Blue Ribbon beer in the PRC. All of the Pabst Blue Ribbon beer products produced by High Worth Brewery, Blue Ribbon Noble and any other new joint ventures set up by High Worth Brewery will be marketed by Blue Ribbon Marketing under the auspices of the management committee.

     (iii) Sichuan Brewery will be restructured and renamed as Sichuan Blue Ribbon High Worth Brewery E Mei Limited ("Sichuan High Worth"). High Worth Brewery, Blue Ribbon Group and E Mei Brewery will own 51%, 20% and 29%, respectively, of the equity in Sichuan High Worth. The existing assets in Sichuan Brewery will be revalued to determine the fair market value prior to the formal transfer of share equity.

     On December 31, 1998, Blue Ribbon Group transferred all of its equity interest in Sichuan Brewery to E Mei Brewery and Wai Shun, respectively. Wai Shun is an unaffiliated Hong Kong company.

     On January 19, 1999, an Equity Transfer Agreement was signed by High Worth Brewery, E Mei Brewery and Wai Shun with the following major terms and provisions:

     (i) High Worth Brewery has been granted, without payment of any consideration, a 15% equity interest in Sichuan Brewery. The 15% interest is non-transferable unless High Worth Brewery pays a subscription of RMB9,414,000 or subsequently exercises its option referred to in (ii) below. The remaining 55% and 30% interests in Sichuan Brewery are owned by E Mei Brewery and Wai Shun, respectively.

     (ii) High Worth Brewery was granted a three-year option to increase its equity to 51% at a fixed cost.

CBR  BREWING  COMPANY,  INC.
----------------------------


21.  COMMITMENTS  AND  CONTINGENCIES  -  continued

     LICENSING  AND  RELATED  MATTERS  -  continued

     On June 5, 1999, a formal Joint Venture Agreement was signed among E Mei Brewery, High Worth Brewery and Wai Shun to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The business of Sichuan Brewery was transferred to Sichuan High Worth Brewery. The total registered and paid-up capital of Sichuan High Worth Brewery was RMB51,221,258. High Worth Brewery's 15% equity interest is consideration-free but is entitled to share in the profits of Sichuan High Worth Brewery. The Joint Venture Agreement and the relevant legal documents have been approved by local government authorities. Sichuan High Worth Brewery is currently producing Pabst Blue Ribbon beer.

     Noble China Inc., a public company listed on the Toronto Stock Exchange, issued a press release on May 27, 1999 to announce that it had acquired from Pabst Brewing Company the exclusive rights to brew and distribute Pabst Blue Ribbon beer throughout the PRC for a period of 30 years from 2003 to 2033. Noble China Inc.'s 1999 Annual Report confirmed that Noble China Inc. had entered into a license agreement with Pabst Brewing Company in May 1999 to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003, and that Noble China Inc. had paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and had agreed to pay royalties based on gross sales. In addition, Noble China Inc.'s December 31, 1999 Annual Information Form disclosed that under the existing License Agreement, Pabst Brewing Company has the obligation to "negotiate friendly" the possible renewal of the existing License Agreement on its expiration in November 2003. Noble China Inc. further asserted that it assumed that obligation when it acquired the license rights to the Pabst Blue Ribbon trademarks.

     Management has consulted with legal counsel regarding the legitimacy of the purported license agreement and the Company's potential responses. In addition, management has consulted with Blue Ribbon Group, the owner of the Pabst Blue Ribbon trademark in China, regarding potential responses, and has met with representatives of Noble China Inc. in an attempt to explore a potential settlement.

     In August 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery and Noble Brewery and the Marketing Company. In December 2000, management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together in order to achieve improved coordination of human, financial, production and marketing activities, which is expected to achieve greater efficiency and operating profitability. However, Zhaoqing Brewery, Noble Brewery and the Marketing Company each retain their respective independence. Pursuant to the August 2000 memorandum, after the pooled management structure has begun to function smoothly, the management committee will commence a study to evaluate the formation of a new unified company.

CBR  BREWING  COMPANY,  INC.
----------------------------


21.  COMMITMENTS  AND  CONTINGENCIES  -  continued

     LICENSING  AND  RELATED  MATTERS  -  continued

     Management of the Company has requested that Blue Ribbon Group take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Blue Ribbon Group has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. However, the inability of the Company to obtain a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions that would allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

     OPERATING  LEASE  COMMITMENTS

     The Group leases premises under various operating leases which do not contain any renewal or escalation clauses. Rental expense under operating leases was RMB2,304,004, RMB1,851,307 and RMB374,138 during the years ended December 31, 2000, 1999 and 1998, respectively.

     As of December 31, 2000, the Company was obligated under operating leases requiring minimum rentals as follows:

                                           RMB

     Year ending December 31,
     2001 . . . . . . . . . . . .         927,610
     2002 . . . . . . . . . . . .         533,401
     2003 . . . . . . . . . . . .         561,813
     2004 . . . . . . . . . . . .         511,813
     2005 . . . . . . . . . . . .         552,758
     After 2005 . . . . . . . . .       1,149,735
                                        ---------
                                        4,237,130
                                        =========


     CAPITAL  COMMITMENTS

     As of December 31, 2000, the Group had the following capital expenditure commitments, which had not been provided for in the financial statements:

                                                                 RMB

     Purchase  of  property,  plant  and  machinery          2,033,026
                                                             =========

                  ZHAOQING  BLUE  RIBBON  BREWERY  NOBLE  LTD.
                  --------------------------------------------
                  (Registered in the People's Republic of China)

                  Report and Financial Statements
                  For the year ended December 31, 2000

ZHAOQING  BLUE  RIBBON  BREWERY  NOBLE  LTD.
--------------------------------------------
(Registered in the People's Republic of China)

REPORT AND FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2000
------------------------------------



CONTENTS                                                   PAGE(S)
--------                                                 ---------


REPORT OF INDEPENDENT AUDITORS . . . . . . . . . . . . . .  F - 1


BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . .  F - 2


STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . .  F - 3


STATEMENTS OF SHAREHOLDERS' EQUITY . . . . . . . . . . . .  F - 4


STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . .  F - 5


NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . .  F - 6 to F - 17

REPORT  OF  INDEPENDENT  AUDITORS
----------------------------------

TO  THE  BOARD  OF  DIRECTORS  AND  SHAREHOLDERS  OF
CBR  BREWING  COMPANY,  INC.
----------------------------------------------------

We have audited the accompanying balance sheets of Zhaoqing Blue Ribbon Brewery Noble Ltd. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

As discussed in note 18 to the financial statements, the Company is exposed to certain risks through its operations in the People's Republic of China.



Deloitte  Touche  Tohmatsu
Hong  Kong
April  10,  2001

                     ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                     ---------------------------------------
                 (Registered in the People's Republic of China)

                                 BALANCE SHEETS

                                                                As  of  December  31,
                                                        -------------------------------------
                                                           2000         2000         1999
                                                        -----------  -----------  -----------
                                                            US$          RMB          RMB
                                                          (Note 3)

                                    ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .   11,056,211   91,766,555   88,419,292
  Accounts receivable, net of allowance for
    doubtful accounts of RMB2,137,528 and
    RMB2,137,528 for 2000 and 1999,
    respectively (note 4). . . . . . . . . . . . . . .            -            -            -
  Bills receivable (note 5). . . . . . . . . . . . . .    8,046,181   66,783,300   68,465,000
  Inventories (note 6) . . . . . . . . . . . . . . . .    5,986,774   49,690,224   56,196,361
  Prepayments and deposits . . . . . . . . . . . . . .      967,270    8,028,342    1,673,213
  Amounts due from related companies, net of
    allowance for doubtful accounts of RMB137,000,000
    and Nil for 2000 and 1999, respectively (note 15a)    9,234,524   76,646,547  198,404,570
                                                        -----------  -----------  -----------
Total current assets . . . . . . . . . . . . . . . . .   35,290,960  292,914,968  413,158,436

Property, plant and equipment, net (note 7). . . . . .   47,765,949  396,457,375  424,893,664
                                                        -----------  -----------  -----------
Total assets . . . . . . . . . . . . . . . . . . . . .   83,056,909  689,372,343  838,052,100
                                                        ===========  ===========  ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .    1,193,146    9,903,111   13,792,141
  Accrued liabilities. . . . . . . . . . . . . . . . .      615,841    5,111,484   34,893,148
  Dividend payable . . . . . . . . . . . . . . . . . .    5,529,649   45,896,084            -
  Employee welfare and incentive fund. . . . . . . . .    3,659,595   30,374,634   28,375,711
  Amounts due to related companies (note 15b). . . . .      412,579    3,424,405    7,566,108
  Sales taxes payable (note 9) . . . . . . . . . . . .    1,194,218    9,912,015   13,984,644
  Income taxes payable (note 8). . . . . . . . . . . .    5,502,556   45,671,217   55,346,988
                                                        -----------  -----------  -----------
Total current liabilities. . . . . . . . . . . . . . .   18,107,584  150,292,950  153,958,740
                                                        -----------  -----------  -----------
Long-term liabilities:
  Deferred income taxes (note 8) . . . . . . . . . . .    1,204,820   10,000,000    7,000,000
                                                        -----------  -----------  -----------
Commitments and contingencies (note 19)
Shareholders' Equity:
Contributed capital (note 10). . . . . . . . . . . . .   57,342,169  475,940,000  475,940,000
General reserve and enterprise development funds
  (note 12). . . . . . . . . . . . . . . . . . . . . .    3,907,102   32,428,949   32,428,949
Retained earnings (note 13). . . . . . . . . . . . . .    2,495,234   20,710,444  168,724,411
                                                        -----------  -----------  -----------
Total equity . . . . . . . . . . . . . . . . . . . . .   63,744,505  529,079,393  677,093,360
                                                        -----------  -----------  -----------
Total liabilities and equity . . . . . . . . . . . . .   83,056,909  689,372,343  838,052,100
                                                        ===========  ===========  ===========

                   See accompanying notes to the financial statements

                                ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                                ---------------------------------------
                              (Registered in the People's Republic of China)

                                         STATEMENTS  OF  OPERATIONS

                                                                 Year  ended  December 31,
                                                 ---------------------------------------------------------
                                                     2000          2000           1999           1998
                                                 ------------  -------------  -------------  -------------
                                                      US$           RMB            RMB            RMB
                                                    (Note 3)
Sales:
  Related parties (note 15c). . . . . . . . . .   56,217,659    466,606,571    537,044,558    621,662,823
  Unrelated parties . . . . . . . . . . . . . .        1,008          8,363         62,589         39,574
                                                 ------------  -------------  -------------  -------------
  . . . . . . . . . . . . . . . . . . . . . . .   56,218,667    466,614,934    537,107,147    621,702,397
Sales taxes (note 9). . . . . . . . . . . . . .   (2,834,041)   (23,522,541)   (23,299,155)   (37,232,677)
                                                 ------------  -------------  -------------  -------------
Net sales . . . . . . . . . . . . . . . . . . .   53,384,626    443,092,393    513,807,992    584,469,720
Cost of sales, including inventory purchased
  from related companies of RMB67,422,970,
  RMB86,716,508, and RMB87,441,651 in 2000,
  1999 and 1998, respectively, and royalty fee
  paid to a related company of RMB10,112,856,
  RMB12,033,486 and RMB13,882,131 in 2000,
  1999 and 1998, respectively (note 15c). . . .  (35,070,377)  (291,084,126)  (316,437,623)  (407,211,273)
                                                 ------------  -------------  -------------  -------------
Gross profit. . . . . . . . . . . . . . . . . .   18,314,249    152,008,267    197,370,369    177,258,447
Selling, general and administrative expenses,
  including management fee paid to a related
  company of nil, RMB2,035,000 and
  RMB2,035,000 in 2000, 1999 and 1998,
  respectively (note 15c), and allowance for
  doubtful account receivable from a related
  company of RMB137,000,000, nil and nil in
  2000, 1999 and 1998, respectively (note 15a).  (20,623,466)  (171,174,772)   (32,232,488)   (47,955,747)
                                                 ------------  -------------  -------------  -------------
Operating (loss) income . . . . . . . . . . . .   (2,309,217)   (19,166,505)   165,137,881    129,302,700
Interest income . . . . . . . . . . . . . . . .      137,587      1,141,976      1,650,372      2,406,192
Other income, including rental income received
  from a related company of RMB1,367,408,
  RMB2,120,012 and RMB1,568,864 in 2000,
  1999 and 1998  respectively (note 15c). . . .      421,418      3,497,770      4,568,662      2,819,195
Interest expense. . . . . . . . . . . . . . . .       (2,015)       (16,724)       (51,926)       (73,506)
                                                 ------------  -------------  -------------  -------------
 (Loss) income before income taxes. . . . . . .   (1,752,227)   (14,543,483)   171,304,989    134,454,581
Income taxes (note 8) . . . . . . . . . . . . .   (3,792,672)   (31,479,185)   (42,887,055)    (8,226,523)
                                                 ------------  -------------  -------------  -------------
Net (loss) income . . . . . . . . . . . . . . .   (5,544,900)   (46,022,668)   128,417,934    126,228,058
                                                 ============  =============  =============  =============

                   See accompanying notes to the financial statements

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                               General
                                             reserve and
                                             enterprise
                               Contributed   development     Retained
                                 capital        funds        earnings        Equity
                               ------------  ------------  -------------  -------------
                                   RMB           RMB            RMB            RMB
                                (Note 10)     (Note 12)      (Note 13)

Balance at January 1, 1998. .  475,940,000    21,043,879    146,068,638    643,052,517
Net income for the year . . .            -             -    126,228,058    126,228,058
Appropriation of:
  Reserve . . . . . . . . . .            -     5,718,887     (5,718,887)             -
  Dividend. . . . . . . . . .            -             -   (117,665,180)  (117,665,180)
                               ------------  ------------  -------------  -------------

Balance at December 31, 1998.  475,940,000    26,762,766    148,912,629    651,615,395
Net income for the year . . .            -             -    128,417,934    128,417,934
Appropriation of:
  Reserve . . . . . . . . . .            -     5,666,183     (5,666,183)             -
  Dividend. . . . . . . . . .            -             -   (102,939,969)  (102,939,969)
                               ------------  ------------  -------------  -------------

Balance at December 31, 1999.  475,940,000    32,428,949    168,724,411    677,093,360
Net loss for the year . . . .            -             -    (46,022,668)   (46,022,668)
Appropriation of:
  Dividend. . . . . . . . . .            -             -   (101,991,299)  (101,991,299)
                               ------------  ------------  -------------  -------------

Balance at December 31, 2000.  475,940,000    32,428,949     20,710,444    529,079,393
                               ============  ============  =============  =============

Translated to US$
Balance at December 31, 2000
  (note 3). . . . . . . . . .   57,342,169     3,907,102      2,495,234     63,744,505
                               ============  ============  =============  =============

               See accompanying notes to the financial statements

                            ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                            ---------------------------------------
                          (Registered in the People's Republic of China)

                                     STATEMENTS OF CASH FLOWS

                                                                       Year  ended  December  31,
                                                         --------------------------------------------------------
                                                             2000          2000          1999           1998
                                                              US$           RMB           RMB            RMB
                                                            (Note 3)
Cash flows from operating activities:
  Net (loss) income . . . . . . . . . . . . . . . . . .   (5,544,900)  (46,022,668)   128,417,934    126,228,058

Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . .    4,834,224    40,124,063     35,158,936     38,035,235
  Deferred income taxes . . . . . . . . . . . . . . . .      361,446     3,000,000      2,300,000     (7,500,000)
  Allowance (write back) for doubtful accounts. . . . .   16,506,024   137,000,000     (6,080,775)     7,178,852
  Loss on disposal of fixed assets. . . . . . . . . . .          275         2,284              -              -

Changes in operating assets and liabilities:
  Decrease in accounts receivable . . . . . . . . . . .            -             -        266,729        991,442
  Decrease (increase) in bills receivable . . . . . . .      202,614     1,681,700    (27,102,000)   (16,613,000)
  Decrease (increase) in inventories. . . . . . . . . .      783,872     6,506,137    (21,064,178)       724,815
  (Increase) decrease in prepayments and
    deposits. . . . . . . . . . . . . . . . . . . . . .     (765,678)   (6,355,129)       194,227     10,808,407
  (Increase) decrease in amounts due from
    related companies . . . . . . . . . . . . . . . . .   (1,836,383)  (15,241,977)    26,324,018     (7,649,067)
  Decrease in accounts payable and
    accrued liabilities . . . . . . . . . . . . . . . .   (4,056,710)  (33,670,694)   (28,498,015)   (13,538,730)
  Increase in employee welfare and
    incentive fund. . . . . . . . . . . . . . . . . . .      240,834     1,998,923     12,909,453      3,558,018
  Decrease in amounts due to related companies. . . . .     (499,000)   (4,141,703)    (5,925,719)   (35,211,563)
  Decrease in sales taxes payable . . . . . . . . . . .     (490,678)   (4,072,629)   (43,690,770)    (3,900,548)
  (Decrease) increase in income taxes payable . . . . .   (1,165,756)   (9,675,771)    34,150,465     10,282,922
                                                         ------------  ------------  -------------  -------------
Net cash provided by operating activities . . . . . . .    8,570,185    71,132,536    107,360,305    113,394,841
                                                         ------------  ------------  -------------  -------------

Cash flows from investing activities:
  Purchases of property, plant and equipment. . . . . .   (1,480,441)  (11,690,058)    (9,850,985)   (23,537,127)
                                                         ------------  ------------  -------------  -------------

Cash flows from financing activities:
  Repayment of bank loans . . . . . . . . . . . . . . .            -             -              -     (1,500,000)
  Dividend paid . . . . . . . . . . . . . . . . . . . .   (6,758,460)  (56,095,215)  (102,939,969)  (116,820,447)
                                                         ------------  ------------  -------------  -------------

Net cash used in financing activities . . . . . . . . .   (6,758,460)  (56,095,215)  (102,939,969)  (118,320,447)
                                                         ------------  ------------  -------------  -------------

Net increase (decrease) in cash and cash equivalents. .      403,284     3,347,263     (5,430,649)   (28,462,733)
Cash and cash equivalents at beginning of year. . . . .   10,652,927    88,419,292     93,849,941    122,312,674
                                                         ------------  ------------  -------------  -------------

Cash and cash equivalents at end of year. . . . . . . .   11,056,211    91,766,555     88,419,292     93,849,941
                                                         ============  ============  =============  =============

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

     Pursuant to the joint venture agreements and with the approval of the relevant PRC government authorities, the property, plant, equipment and the business of Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Blue Ribbon"), an unrelated PRC owned enterprise, were disposed of to Zhaoqing Brewery and then to the Company as a capital contribution. Pabst Blue Ribbon is a subsidiary of the Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group").

     Since commencement of business on November 6, 1993, the Company has principally been engaged in the production and sale of beer products in the PRC. The Company's principal product is Blue Ribbon beer produced and sold under non-exclusive Pabst trademarks which were granted by Blue Ribbon Group (see note 19), an unrelated PRC owned enterprise. Malt, rice, hops, water and packing materials are the major raw materials involved in the production of Blue Ribbon beer. Effective July 1, 1995, all beer products produced by the Company were sold to Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing"), which was formed to promote and distribute beer products. Blue Ribbon Marketing is 70% owned by Zhaoqing Brewery, which acts as a nominee on behalf of Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery") and 30% owned directly by Blue Ribbon Group. The Blue Ribbon Group also owns indirectly 28% of Blue Ribbon Marketing.

     Goldjinsheng is a wholly-owned subsidiary of Noble China Inc., a company listed on the Toronto Stock Exchange.

     Zhaoqing Brewery is a wholly-owned subsidiary of High Worth Brewery, a Sino-foreign equity joint venture enterprise registered in the PRC in which Blue Ribbon Group and High Worth Holdings Limited, a wholly-owned subsidiary of CBR Brewing Company, Inc. ("CBR"), hold 40% and 60% interests, respectively.

     On January 20, 1998, Goldjinsheng and Zhaoqing Brewery entered into an agreement which stipulated that their respective interests in the Company will be transferred to Linchpin Holdings Limited ("Linchpin"), another wholly-owned subsidiary of Noble China Inc., and High Worth Brewery, respectively. In March 1999, approval from the relevant PRC authorities for the registration of the aforesaid transfer for Linchpin was obtained. Linchpin and Zhaoqing Brewery own 60% and 40% equity interests in the Company, respectively.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


2.   BASIS  OF  PRESENTATION

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the preparation of the statutory financial statements of the Company which are prepared in accordance with the accounting principles and relevant financial regulations established by the Ministry of Finance of the PRC.

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

     Depreciation and amortization are provided using the straight-line method to write off the cost of property, plant and equipment over the estimated useful lives as follows:

     Land use rights. . . . . . . . . . . . . . . .    20 years
     Buildings. . . . . . . . . . . . . . . . . . .    20 years
     Plant, machinery and equipment . . . . . . . .    15 years
     Motor vehicles . . . . . . . . . . . . . . . .    10 years
     Leasehold improvement. . . . . . . . . . . . .    5 years

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

     INCOME TAXES - Income taxes are determined under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires deferred taxes to be adjusted to reflect the tax rates at which future taxable amounts will be settled or recognized. The effects of tax rate changes on future deferred tax liabilities and deferred tax benefits, as well as other changes in income tax laws, are recognized in the statement of operations in the period when such changes are enacted.

     REVENUE RECOGNITION - Sales represent the invoiced value of goods sold, net of returns and discounts. Sales and sales discounts are recognized upon delivery of goods to customers.

     ADVERTISING EXPENSES - Advertising expenses are charged to expense in the statements of operations as incurred. Advertising expense was RMB54,300, RMB701,505 and RMB809,660, for the years ended December 31, 2000, 1999 and 1998, respectively.

     FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company are maintained in Renminbi. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the statement of operations in the period in which they occur.

     Translation of amounts from Renminbi ("RMB") into United States dollars ("US$") is for the convenience of the reader only and has been made at US$1.00 = RMB8.3 (see note 11). No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

     EFFECTS OF RECENT ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments embedded in other contracts, and for hedging activities, and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 will be effective for the Company's year ending December 31, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have any effect on its financial statements presentation on disclosures.

4.   ACCOUNTS  RECEIVABLE

     Accounts  receivable  comprise:


                                                2000        1999
                                            -----------  -----------
                                                 RMB         RMB

     Accounts receivables - trade. . . . .   2,137,528    2,137,528
     Less: Allowance for doubtful accounts  (2,137,528)  (2,137,528)
                                            -----------  -----------
                                                     -            -
                                            ===========  ===========


     Movement  of  allowance  for  doubtful  accounts:

                                                2000        1999       1998
                                              ---------  ----------  ---------
                                                 RMB         RMB        RMB

     Balance as at January 1 . . . . . . . .  2,137,528  2,218,303   1,039,451
     (Written back) provided during the year          -    (80,775)  1,178,852
                                              ---------  ----------  ---------
     Balance as at December 31 . . . . . . .  2,137,528  2,137,528   2,218,303
                                              =========  ==========  =========


     No  amounts  have  been  written  off  during  the  years  presented.


5.   BILLS  RECEIVABLE

     Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


6.   INVENTORIES

                                                            2000           1999
                                                        -------------  -------------
                                                             RMB            RMB
Inventories comprise:
     Raw materials . . . . . . . . . . . . . . . . . .    23,507,834     28,880,574
     Work in progress. . . . . . . . . . . . . . . . .     5,681,546      9,341,109
     Finished goods. . . . . . . . . . . . . . . . . .    20,500,844     17,974,678
                                                        -------------  -------------
                                                          49,690,224     56,196,361
                                                        =============  =============


7.   PROPERTY,  PLANT  AND  EQUIPMENT
                                                            2000           1999
                                                        -------------  -------------
                                                             RMB            RMB
     At cost:
       Land use rights and buildings . . . . . . . . .   182,265,093    180,674,140
       Plant, machinery and equipment. . . . . . . . .   432,916,405    429,487,508
       Motor vehicles. . . . . . . . . . . . . . . . .     9,181,771      7,400,665
       Leasehold improvements. . . . . . . . . . . . .     5,642,216      5,118,568
       Construction in progress. . . . . . . . . . . .     4,342,610              -
                                                        -------------  -------------
       Total . . . . . . . . . . . . . . . . . . . . .   634,348,095    622,680,881
       Less: Accumulated depreciation and amortization  (237,890,720)  (197,787,217)
                                                        -------------  -------------
                                                         396,457,375    424,893,664
                                                        =============  =============

8.   INCOME  TAXES

     The Company is governed by the Income Tax Laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various rules and regulations (the "Income Tax Laws"). Pursuant to the Income Tax Laws, foreign investment enterprises engaging in a production business located in Zhaoqing are subject to income tax at the rate of 27% on net income as reported in their statutory financial statements.

     Pursuant to the Income Tax Laws, if the investor in a foreign investment enterprise reinvests its share of distributable profits from the enterprise, the investor is entitled to receive a refund of the income tax paid on the reinvested amount.

     Under a tax concession obtained from the PRC tax authority, the Company is exempt from income taxes for the two financial years commencing with its first profitable year of operations, and thereafter received a 50% reduction for the next three financial years. For the years ended December 31, 1998 and 1997, current income taxes based on the 50% reduction rule were provided. For 1999 and 2000, current income taxes were fully provided at the statutory rate as the tax concession period had expired.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


8.   INCOME  TAXES  -  continued

     The aggregate income tax benefit resulting from the tax exemption and reduction status for the year ended December 31, 1998 amounted to approximately RMB19,500,000.

     The reconciliation of the effective income tax rate of the Company to the relevant statutory income tax rate in the PRC is as follows:

                                                                    Year  ended  December  31,
                                                                -------------------------------------
                                                                   2000         1999         1998
                                                                -----------  -----------  -----------
     Statutory tax rate. . . . . . . . . . . . . . . . . . . .          27%          27%          27%
     Tax holiday . . . . . . . . . . . . . . . . . . . . . . .           -            -         (15%)
     Resolution of estimated tax adjustments . . . . . . . . .           -            -          (6%)
     Income exempted by tax authority. . . . . . . . . . . . .         (1%)         (1%)           -
                                                                -----------  -----------  -----------
     Effective tax rate. . . . . . . . . . . . . . . . . . . .          26%          26%           6%
                                                                ===========  ===========  ===========

     The provision for income taxes consists of the following:

                                                                    Year  ended  December  31,
                                                                -------------------------------------
                                                                   2000         1999         1998
                                                                -----------  -----------  -----------
                                                                    RMB          RMB          RMB

     Current . . . . . . . . . . . . . . . . . . . . . . . . .  28,479,185   40,587,055   15,726,523
     Deferred. . . . . . . . . . . . . . . . . . . . . . . . .   3,000,000    2,300,000   (7,500,000)
                                                                -----------  -----------  -----------
                                                                31,479,185   42,887,055    8,226,523
                                                                ===========  ===========  ===========

     The deferred income tax liability relates to property, plant and equipment.

9.   SALES  TAXES

     The Company is subject to three kinds of sales taxes: value added tax ("VAT"), consumption tax and other sales taxes. The applicable VAT rate is 17% for brewery products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable VAT tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant invoices in support. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the statement of operations. The applicable consumption tax rate in respect of brewery products is RMB220 per ton. The consumption tax charged to the statement of operations is determined based on the volume of sales within the PRC territory. Exported goods are exempted. The other sales taxes are assessed as a percentage of consumption tax and VAT payable.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


10.  CONTRIBUTED  CAPITAL

     The Company was registered with a capital of US$50,000,000. At the balance sheet date, a total of RMB475,940,000 was contributed by the joint venture parties.


11.  FOREIGN  CURRENCY  EXCHANGE

     The People's Bank of China ("PBOC") and the State Exchange Administration Bureau jointly pronounced a new policy on foreign currency exchange transactions in the PRC. Commencing from December 1, 1998, foreign currency exchange adjustment services for the foreign invested enterprises ("FIE"), which were previously provided by the SWAP centers within the PRC, were cancelled. From this date onwards, FIEs can only transact foreign currency deals though those authorized banks in the PRC at the prevailing exchange rates quoted by the PBOC and, accordingly, all the SWAP centers presently established in the PRC were to be closed.

     The current SWAP center business was started by the PRC government in 1980. FIEs could buy or sell foreign currencies at the SWAP center at the market rates quoted by such centers. From December 1, 1998, FIEs can only buy or sell foreign currencies through the banks operated in the PRC at the prevailing exchange rates quoted by the PBOC. All these foreign currency transactions then pass through the centralized banking system in the PRC. The exchange rates quoted by the banks are the middle price of the bid price and ask price on the previous transaction date.

     The exchange rates of the RMB equivalent to US$1.00 as of December 31, 2000, 1999 and 1998 were approximately RMB8.30.


12.  GENERAL  RESERVE  AND  ENTERPRISE  DEVELOPMENT  FUNDS

     As stipulated by the relevant laws and regulations for foreign investment enterprises, the Company is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentages of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of operations. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the Company. Under the joint venture agreement, the board of directors shall determine the appropriations with regard to the economic situation of the Company. The percentages of annual appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund for 2000 have already been determined by the board of directors, and the appropriations have been reported in the statutory financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


13.  RETAINED  EARNINGS

     As described in note 2, net income (loss) as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make profit distributions in foreign currency to the extent it is available. Otherwise, it will be necessary to convert such distributions at an exchange center. As of December 31, 2000 and 1999, the retained earnings calculated according to PRC GAAP available for distribution amounted to approximately RMB75,511,000 and RMB101,991,000, respectively.


14.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

     Interest paid during the years ended December 31, 2000, 1999 and 1998 was RMB16,724, RMB51,921 and RMB73,506, respectively. Income tax paid for the years ended December 31, 2000, 1999 and 1998 was RMB38,154,956, RMB6,436,590 and RMB5,443,601, respectively.


15.  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS

     (a)  Amounts  due  from  related  companies

          The amounts receivable from related companies mainly represented the receivable balances from companies of the Blue Ribbon Group (including subsidiaries), Goldjinsheng, Blue Ribbon Marketing, HK Kellogy and Blue Po amounting to approximately RMB3,188,000, nil, RMB71,862,000, RMB1,201,000 and RMB396,000 respectively, for 2000 and RMB3,196,000,
          RMB38,000,  RMB195,171,000,  nil  and  nil,  respectively,  for  1999.

          The balances with Blue Ribbon Group, Goldjinsheng, HK Kellogy and Blue Po principally represented expenses paid by the Company on their behalf.

          The balance with Blue Ribbon Marketing was operating in nature and principally represented accounts receivable from sales of finished goods. An allowance for doubtful accounts amounting to RMB137,000,000 and Nil was recorded in 2000 and 1999 respectively.

          The amounts receivable from related companies are unsecured, interest-free and repayable on demand.

     (b)  Amounts  due  to  related  companies

          As of December 31, 2000 and 1999, the amounts due to related companies principally represented balances arising from the purchases of raw materials from American National Can (Zhaoqing) Co., Ltd., in which Blue Ribbon Group has equity interests and Blue Ribbon Group's subsidiaries.

          The  balances  are  unsecured,  interest-free and repayable on demand.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


15.  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS  -  continued

     (c)  Related  party  transactions

          The Company had transactions with companies in which Blue Ribbon Group or High Worth Brewery have equity interests. The significant transactions are summarized below:

                                                    Year  ended  December  31,
                                             -------------------------------------
                                                2000         1999         1998
                                             -----------  -----------  -----------
                                                 RMB         RMB          RMB
      Sales of beer products to
        Blue Ribbon Marketing. . . . . . .   466,532,300  537,010,133  621,380,760
        Blue Ribbon Group. . . . . . . . .        29,424        3,014      282,063
        American National Can (Zhaoqing)
          Co., Ltd . . . . . . . . . . . .        32,262       31,411            -
        Blue Ribbon Mineral Water. . . . .        12,584            -            -

      Purchases of raw materials from
        American National
          Can (Zhaoqing) Co., Ltd. . . . .    67,325,141   77,642,936   65,363,737
        Zhaoqing Blue
          Ribbon Carton Manufacturing Co.              -    9,034,659   17,196,043
        Blue Ribbon Marketing. . . . . . .             -            -    4,720,679
        High Worth Brewery . . . . . . . .        97,829       38,913      161,192

      Royalty fee paid to Blue
        Ribbon Group . . . . . . . . . . .    10,112,856   12,033,486   13,882,131

      Management fee paid to
        Blue Ribbon Group. . . . . . . . .             -    2,035,000    2,035,000

      Rental income received from
        Blue Ribbon Marketing. . . . . . .     1,367,408    2,120,012    1,568,864
      Motor vehicle purchase consideration
        to Blue Ribbon Marketing . . . . .        52,517            -            -
                                             -----------  -----------  -----------

16.  RETIREMENT  PLAN

     As stipulated by PRC government regulations, the Company has defined contribution retirement plans for all its full-time employees. The Company and its employees are required to contribute to the PRC insurance companies organized by the PRC government, which are responsible for the payment of pension benefits to retired employees. The monthly contributions of the Company and the full-time employees were calculated at 17.8% and 5.0%, respectively, of the basic salaries of the full-time employees. The pension costs charged to operations by the Company for the years ended December 31, 2000, 1999 and 1998 amounted to RMB1,260,128, RMB1,076,919 and RMB936,232, respectively.

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


18.  CONCENTRATION  OF  RISKS

     The Company's operating assets and primary source of income and cash flows are in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant changes in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in government policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

     As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

     All the Company's revenues are wholly derived from the sale of Pabst Blue Ribbon beer.

     The Company sold almost 100% of its products to Blue Ribbon Marketing in 2000, 1999 and 1998, respectively, and is heavily dependent on the sales to the related company.

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

     Pursuant to the terms of the sublicense agreement, Blue Ribbon Group granted the Company the right to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The production right of the Company is confined exclusively to Guangdong Province only and it does not preclude High Worth Brewery's production rights in Guangdong as described in (a) and (b) below.

     The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, the Company is obligated to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced (see note 15c).

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

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


19.  COMMITMENTS  AND  CONTINGENCIES  -  continued

     (c) A proposed new marketing company (the "New Marketing Company"), owned 8% by Blue Ribbon Group, 52% by High Worth Brewery and 40% by Goldjinsheng, shall be formed to handle and organize the sales of Pabst Blue Ribbon beer produced by Zhaoqing Brewery and the Company. Zhaoqing Brewery and the Company will each create a separate distribution company or division of their own. The respective distribution companies will appoint the New Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in the PRC.

     Another agreement was made on May 10, 1995 among Goldjinsheng, Blue Ribbon Group and the Company to the effect that the Company agreed to pay Blue Ribbon Group management fees of RMB2,035,000 per annum for a period of five years commencing January 1, 1995 (see note 15c).

     Contingencies  related  to concentration of risks are discussed in note 18.

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

10.9    (P)    Transferring  Agreement  dated May 20, 1994 among Pabst Zhaoqing,
               Pabst  US and Guangdong Blue Ribbon, with English Translation.(3)

Exhibit
Number         Description  of Document
--------       ------------------------

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

--------------------

(1) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on December 30, 1994, and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Registration Statement No. 33- 26617A on Form S-18 dated January 19, 1989, and incorporated herein by reference.

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