Form 10-Q
period 2001-03-31
CBR BREWING CO INC
filed 2001-05-14
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For  the  quarterly  period  ended  MARCH  31,  2001


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


                                      INDEX



PART I.   FINANCIAL  INFORMATION

          Item 1. Financial  Statements

                  Consolidated Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000

                  Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2001 and 2000

                  Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2001 and 2000


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Item 3. Quantitative  and  Qualitative Disclosures about Market Risk


PART II.  OTHER  INFORMATION

          Item 6. Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                            March 31, 2001           December 31, 2000
                                       -------------------------  -----------------------
                                           RMB           USD          RMB         USD
                                       ------------  -----------  -----------  ----------
                                       (Unaudited)   (Unaudited)
ASSETS
Current assets:
  Cash                                   77,482,851    9,335,283   90,313,060  10,881,092
  Accounts and bills receivable, net    114,777,414   13,828,604   98,311,190  11,844,722
  Inventories (Note 2)                   31,786,995    3,829,758   50,581,977   6,094,214
  Amounts due from related companies        681,680       82,130      623,798      75,156
  Prepayments, deposits and other
    receivables                          44,101,690    5,313,457   26,832,451   3,232,825
                                       ------------  -----------  -----------  ----------

  Total current assets                  268,830,630   32,389,233  266,662,476  32,128,009

Interest in an associated company
  (Note 3)                              255,792,998   30,818,434  250,310,776  30,157,925

Property, plant and equipment, net
  (Note 4)                              255,021,347   30,725,463  264,532,236  31,871,354

Non-current assets                        1,558,595      187,783    1,287,747     155,150
                                       ------------  -----------  -----------  ----------

  Total assets                          781,203,570   94,120,913  782,793,235  94,312,438
                                       ============  ===========  ===========  ==========


                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                           March  31, 2001          December  31,  2000
                                        -------------------------  -----------------------
                                            RMB           USD          RMB         USD
                                        ------------  -----------  -----------  ----------
                                        (Unaudited)   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                        105,001,585   12,650,793  108,001,585  13,012,239
  Accounts payable and
    accrued liabilities                  193,127,509   23,268,376  172,674,399  20,804,145
  Amounts due to related companies
    (Note 5)                              17,815,236    2,146,414   27,996,366   3,373,057
  Amount due to an associated company
    (Note 6)                             214,519,668   25,845,743  203,942,896  24,571,433
  Income taxes payable                     5,375,484      647,649    5,656,663     681,526
  Sales taxes payable                     20,713,778    2,495,636   23,122,446   2,785,837
                                        ------------  -----------  -----------  ----------

  Total current liabilities              556,553,260   67,054,611  541,394,355  65,228,237
                                        ------------  -----------  -----------  ----------

Long-term liabilities:
  Bank borrowings                         16,699,543    2,011,993   16,699,543   2,011,993
                                        ------------  -----------  -----------  ----------

  Total long-term liabilities             16,699,543    2,011,993   16,699,543   2,011,993
                                        ------------  -----------  -----------  ----------

Minority interests                        18,539,392    2,233,662   26,874,874   3,237,936
                                        ------------  -----------  -----------  ----------

Common stock:
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding                 4,273          515        4,273         515
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                 2,559          308        2,559         308
Additional paid-in capital               107,361,845   12,935,162  107,361,845  12,935,162
General reserve and enterprise
  development funds                       15,658,350    1,886,548   15,658,349   1,886,548
Retained earnings                         66,384,348    7,998,114   74,797,437   9,011,739
                                        ------------  -----------  -----------  ----------

  Total shareholders' equity             189,411,375   22,820,647  197,824,463  23,834,272
                                        ------------  -----------  -----------  ----------


  Total liabilities and shareholders'
  equity                                 781,203,570   94,120,913  782,793,235  94,312,438
                                        ============  ===========  ===========  ==========

See  accompanying  notes  to  the  consolidated  financial  statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three  Months  Ended   Three Months Ended
                                               March  31,  2001       March 31, 2000
                                          --------------------------  -------------
                                               RMB           USD           RMB
                                          -------------  -----------  -------------
Sales, including sales to related
  companies of RMB nil and RMB
  nil for the three months
  ended March 31, 2001 and 2000,
  respectively                             217,122,620   26,159,352    303,222,003
Sales taxes                                 (4,655,109)    (560,857)    (6,243,169)
                                          -------------  -----------  -------------

Net sales                                  212,467,511   25,598,495    296,978,834
Cost of sales, including inventory
  purchased from related companies of
  RMB 130,669,448 and RMB 142,444,622
  for the three months ended March 31,
  2001 and 2000, respectively; and
  royalty fee paid to a related
  company of RMB 912,742 and
  RMB 1,523,708 for the three months
  ended March 31, 2001 and 2000,
  respectively                            (159,347,081)  19,198,443)  (230,172,128)
                                          -------------  -----------  -------------

Gross profit                                53,120,430    6,400,052     66,806,706

Selling, general and administrative
  expenses, including management
  fee paid to a related company of
  RMB nil and RMB nil for the
  three months ended March 31, 2001
  and 2000, respectively                   (69,413,900)  (8,363,121)   (66,855,710)
Impairment of property, plant
  and equipment (Note 4)                    (2,750,000)    (331,325)             -
Fair value of stock options issued for
  services                                           -            -       (174,449)
                                          -------------  -----------  -------------

Operating loss                             (19,043,470)  (2,294,394)      (223,453)
Interest expense, including interest
  paid to related companies of
  RMB nil and RMB nil for the three
  months ended March 31, 2001 and 2000,
  respectively                              (2,451,990)    (295,421)    (3,033,469)
                                          -------------  -----------  -------------

Loss before income taxes                   (21,495,460)  (2,589,815)    (3,256,922)
Income taxes                                  (735,332)     (88,594)    (1,639,738)
                                          -------------  -----------  -------------


                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)(CONTINUED)



                                                Three Months Ended    Three Months Ended
                                                 March  31,  2001       March 31, 2000
                                             -------------------------  ------------
                                                 RMB           USD          RMB
                                             ------------  -----------  ------------
Loss before equity in earnings
 of an associated company                    (22,230,792)  (2,678,409)  (4,896,660)

Equity in earnings of an associated
  company                                      5,482,221      660,509    9,618,430
                                             ------------  -----------  -----------

Income (loss) before minority interests      (16,748,571)  (2,017,900)   4,721,770
Minority interests                             8,335,482    1,004,275       33,016
                                             ------------  -----------  -----------

Net income (loss)                             (8,413,089)  (1,013,625)   4,754,786
                                             ============  ===========  ===========

Net income (loss) per common share (Note 1)
  - basic and diluted                              (1.05)       (0.13)        0.59
                                             ============  ===========  ===========

Weighted average number of common
  shares outstanding
    - basic and diluted                        8,010,013    8,010,013    8,010,013
                                             ============  ===========  ===========

See  accompanying  notes  to  the  consolidated  financial  statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Three  Months  Ended  Three Months Ended
                                                       March  31,  2001      March 31, 2000
                                                   -------------------------  ------------
                                                       RMB           USD          RMB
                                                   ------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   (8,413,089)  (1,013,625)    4,754,786
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Fair value of stock options issued for
    services                                                 -            -       174,449
  Allowance for doubtful accounts                    6,300,000      759,036     5,013,272
  Depreciation and amortization                      9,188,638    1,107,065     9,236,797
  Impairment of property, plant and equipment        2,750,000      331,325             -
  Minority interests                                (8,335,482)  (1,004,275)      (33,016)
  Equity in earnings of an associated company       (5,482,221)    (660,509)   (9,618,430)

Changes in operating assets and liabilities:
 (Increase) decrease in -
  Accounts and bills receivable                    (22,766,224)  (2,742,919)  (56,797,065)
  Inventories                                       18,794,982    2,264,456    17,918,475
  Amounts due from related companies                   (57,882)      (6,974)   (3,039,447)
  Prepayments, deposits and other receivables      (17,269,239)  (2,080,631)    4,909,760
 Increase (decrease) in -
  Accounts payable and accrued liabilities          20,453,110    2,464,230    44,769,171
  Amount due to an associated company               10,576,772    1,274,310     6,356,357
  Income taxes payable                                (281,179)     (33,877)    1,639,738
  Sales taxes payable                               (2,408,668)    (290,201)   (2,673,291)
                                                   ------------  -----------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            3,049,518      367,411    22,611,556
                                                   ------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant
and equipment                                       (2,698,597)    (325,132)   (7,770,171)
                                                   ------------  -----------  ------------

NET CASH USED IN INVESTING ACTIVITIES               (2,698,597)    (325,132)   (7,770,171)
                                                   ------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New bank borrowings                                        -            -     5,969,150
  Repayment of advances from shareholders                    -            -   (22,031,520)
  Repayment of bank borrowings                      (3,000,000)    (361,446)            -
  Decrease in amounts due to related companies     (10,181,130)  (1,226,642)   (2,623,557)
  Repayment of capital lease obligations                     -            -      (668,668)
  Payment of cash dividend to minority interests             -            -   (11,000,000)
                                                   ------------  -----------  ------------

NET CASH USED IN FINANCING ACTIVITIES              (13,181,130)  (1,588,088)  (30,354,595)
                                                   ------------  -----------  ------------

Net decrease in cash                               (12,830,209)  (1,545,809)  (15,513,210)
Cash at beginning of period                         90,313,060   10,881,092   106,052,616
                                                   ------------  -----------  ------------

Cash at end of period                               77,482,851    9,335,283    90,539,460
                                                   ============  ===========  ============

        See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


1.  ORGANIZATION  AND  BASIS  OF  PRESENTATION

BUSINESS - CBR Brewing Company, Inc., a Florida corporation (the "Company"), through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). High Worth Holdings Ltd., a British Virgin Islands corporation
("Holdings"), is a holding company that was formed solely to effect the acquisition of Zhaoqing Blue Ribbon High Worth Brewery, Ltd., a Sino-foreign joint venture ("High Worth JV"), which was registered in the PRC on July 2, 1994, in which Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon"), an affiliated company, owns a 40% interest and Holdings owns a 60% interest.

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

In addition, High Worth JV indirectly owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the "Marketing Company"), which is responsible for the sales, advertising and promotional efforts for the Company's production of Pabst Blue Ribbon beer in China. The remaining 30% interest in the Marketing Company is directly owned by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company, resulting in the Company owning a 42% net interest in the Marketing Company.

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

On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest was consideration-free but entitled to share in the profits of Sichuan High Worth Brewery.

During April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. It is expected that

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


1.  ORGANIZATION  AND  BASIS  OF  PRESENTATION  (continued)

Sichuan High Worth Brewery will be dissolved pending the approval of the local government authorities. This transaction is not expected to have any impact on the Company's results of operations or financial position, with the sales of Sichuan High Worth Brewery in the Sichuan region being reallocated between Zhaoqing Brewery and Noble Brewery.

On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited ("March
International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid-up capital of Jilin Lianli Brewery was RMB 25,000,000. March International contributed one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line was completed in April 2000 and formal operations commenced in May 2000. However, due to weak market response and the inability of the local Chinese partners to honor their working capital commitment, the Company decided to terminate the production and operation of Jilin Lianli Brewery in December 2000, which had been producing local brand beer since May 2000. The operations of Jilin Lianli Brewery generated a loss during the year ended December 31, 2000. The Company included its proportionate share of the loss of RMB 4,209,460 in its consolidated results of operations for the year ended December 31, 2000. In addition, the Company recorded a charge to operations of RMB 6,000,000 and RMB 2,750,000 at December 31, 2000 and March 31, 2001, respectively, related to a provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery. The operations of Jilin Lianli Brewery subsequent to December 31, 2000 consist primarily of nominal costs related to the care and maintenance of the facility. The Company is currently in negotiations with certain interested parties in an effort to dispose of its equity interest in Jilin Lianli Brewery during 2001.

Noble China Inc. is a public company listed on the Toronto Stock Exchange that is the 60% shareholder of Noble Brewery. During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. This pooled management structure is expected to achieve greater efficiency and operating profitability. Although it is anticipated that certain pooled costs will be allocated in proportion to each brewery's respective production capacities, Zhaoqing Brewery, Noble Brewery and the Marketing Company will each remain as legally distinct entities. After the pooled management structure has begun to function smoothly, the management committee will commence a study to evaluate the formation of a new unified company.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


1.  ORGANIZATION  AND  BASIS  OF  PRESENTATION  (continued)

The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. The consolidated financial statements include the Marketing Company, as the Company has effective control of the Marketing Company's board of directors. All material intercompany accounts and transactions are eliminated on consolidation. The operating results of Sichuan High Worth Brewery were not included in the Company's consolidated financial statements, except for any dividend income that the Company may receive. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 2000 and March 31, 2001. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 2001.

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

Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on March 31, 2001 of USD1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

COMMENTS - The interim consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at

                    CBR BREWING COMPANY INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


1.  ORGANIZATION  AND  BASIS  OF  PRESENTATION  (continued)

March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2001 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

EARNINGS PER SHARE - Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options, warrants and convertible securities, unless the effect is anti-dilutive (i.e., to reduce a loss or increase net income per share). Common shares issuable upon exercise of stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001 and 2000 because they would have been anti-dilutive.

At March 31, 2001, potentially dilutive securities representing 460,000 shares of common stock were outstanding, consisting of stock options to purchase 220,000 shares at prices ranging from $3.87 to $4.26 per share, and 240,000 shares at prices ranging from $0.72 to $0.79 per share (Note 5).

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


2.  INVENTORIES

Inventories  consisted of the following at March 31, 2001 and December 31, 2000:

                                 March 31, 2001          December 31, 2000
                            -----------------------   -----------------------
                               RMB           USD          RMB           USD
                            ----------    ---------   ----------   ----------
                            (Unaudited)  (Unaudited)

Raw materials               14,433,373    1,738,961   27,082,563    3,262,959
Work in progress             4,780,919      576,014    7,977,375      961,130
Finished goods              12,572,703    1,514,783   15,522,039    1,870,125
                            ----------    ---------   ----------   ----------
                            31,786,995    3,829,758   50,581,977    6,094,214
                            ==========    =========   ==========   ==========

3.  INTEREST  IN  AN  ASSOCIATED  COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60%-owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months ended March 31, 2001 and 2000 are as follows:

                              Three Months Ended  Three Months Ended
                               March 31, 2001       March 31, 2000
                               RMB         USD           RMB
                            ----------  ----------  ------------
Net sales                   90,323,536  10,882,354   134,027,511
                            ==========  ==========  ============

Net income                  13,080,553   1,575,970    23,421,076
                            ==========  ==========  ============

The Company's share
  of net income after
  adjustment of unrealized
  intercompany profit
  and other intercompany
  adjustments                5,482,221     660,509     9,618,430
                            ==========  ==========  ============

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

4.  IMPAIRMENT  OF  PROPERTY,  PLANT  AND  EQUIPMENT

During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery of RMB 2,750,000. The Company is currently in negotiations with certain interest parties to dispose of its equity interest in Jilin Lianli Brewery during 2001.


5.  AMOUNTS  DUE  TO  RELATED  COMPANIES

During the three months ended March 31, 2001, the Company loaned RMB 2,075,000 to Huaqiang Intelligence Technology Limited, a subsidiary of Shenzhen Huaqiang Holdings Limited, the Company's major shareholder. The loan was unsecured, with interest at 6% per annum, and had a term of six months.


6.  AMOUNT  DUE  TO  AN  ASSOCIATED  COMPANY

The amount due to an associated company represents amounts payable to Noble Brewery. Through December 31, 2000, these obligations resulted from the sale of beer products by Noble Brewery to the Marketing Company. Commencing in 2001, the amount due to an associated company also included amounts due to Noble Brewery resulting from the sale of raw materials to Zhaoqing Brewery by Noble Brewery. As of March 31, 2001 and December 31, 2000, the amount due to an associated company was RMB 214,519,668 and RMB 203,942,896, respectively, which was unsecured, interest-free and repayable on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

     This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Summary  of  Business  Operations  and  Corporate  Structure:

     The Company produces Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China is experiencing a steady overall growth rate, although the growth in the foreign premium beer section has been hindered by the general softening in demand for premium beers. There is a substantial difference in the price at which local or regional brands of beer are sold in China as compared to the price of foreign or premium brands of beer. Generally, a 640 ml. bottle of local or regional beer sells for 1 - 2 RMB, as compared to foreign or premium beer, which sells for 4 - 6 RMB.

     The Company's brewing facilities and primary operating entities are as follows:

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

     During April 1998, the technical renovation process to convert the old brewing facilities of Zao Yang High Worth Brewery into a Pabst Blue Ribbon brewing complex was completed. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998, and the Marketing Company began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution. In addition, Zao Yang High Worth Brewery also produces domestic brand beer under the brand name "Di Huang Quan" and sells directly to distributors in nearby regions.

     MARKETING COMPANY: During February 1995, the Marketing Company was established to conduct the distribution, marketing and promotion throughout China of the Pabst Blue Ribbon beer produced by the Company's breweries. The Company owns a 42% net interest in the Marketing Company. The consolidated financial statements include the results of operations of the Marketing Company on a consolidated basis, as the Company has effective control of the board of directors of the Marketing Company.

     SICHUAN HIGH WORTH BREWERY: On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%) and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest was consideration-free but entitled to share in the profits of Sichuan High Worth Brewery.

     During April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. It is expected that Sichuan High Worth Brewery will be dissolved pending the approval of the local government authorities. This transaction is not expected to have any impact on the Company's results of operations or financial position, with the sales of Sichuan High Worth Brewery in the Sichuan region being reallocated between Zhaoqing Brewery and Noble Brewery.

     JILIN LIANLI BREWREY: On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March
International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid-up capital of Jilin Lianli Brewery was RMB 25,000,000. March International contributed one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line was completed in April 2000 and formal operations commenced in May 2000. However, due to weak market response and the inability of the local Chinese partners to honor their working capital commitment, the Company decided to terminate the production and operation of Jilin Lianli Brewery in December 2000, which had been producing local brand beer since May 2000. The operations of Jilin Lianli Brewery generated a loss during the year ended December 31, 2000. The Company included its proportionate share of the loss of RMB 4,209,460 in its consolidated results of operations for the year ended December 31, 2000. In addition, the Company recorded a charge to operations of RMB 6,000,000 and RMB 2,750,000 at December 31, 2000 and March 31, 2001, respectively, related to a provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery. The operations of Jilin Lianli Brewery subsequent to December 31, 2000 consist primarily of nominal costs related to the care and maintenance of the facility. The Company is currently in negotiations with certain interested parties in an effort to dispose of its equity interest in Jilin Lianli Brewery during 2001.

     The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

Overview:

     The year ended December 31, 2000 was a difficult and disappointing year for the Company, with decreased sales, increased costs, a net loss for the first time in several years, reduced cash flows, increased working capital deficit, and intense competition. These pressures continued during the three months ended March 31, 2001, and the Company expects these pressures to further continue over the near-term. As a result of the strong competition from foreign premium beer and the aggressive pricing strategies of some major local breweries, management anticipates that the market demand for high priced foreign premium labels will be stagnant in 2001 as consumers shift to lower priced beers. The competition among major Chinese breweries to maintain market share is also expected to place continuing pressure on the Company's operating results during 2001. As a result of these factors, the Company commenced an overhaul of its operations and marketing programs through the newly-established management committee and the recruitment of an experienced chief operations officer who joined the Company in February 2001. In addition to pooling the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company in order to maximize internal efficiency, the Company is also implementing plans to broaden its product line through the introduction of new local brand beers and to consolidate its distribution network.

     With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, as well as the continuing financial support from its principal shareholder and affiliates, the Company believes it has the requisite operating and financial resources to return to profitability in the near future. However, there can be no assurances that the Company will be able to return to profitability in the near future. Should the Company not return to profitability in the near future, the Company will have to consider more several restructuring alternatives.

Licensing  Arrangements  and  Relationship  with  Noble  China  Inc.:

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

     Noble China Inc. is a public company listed on the Toronto Stock Exchange that is the 60% shareholder of Noble Brewery. Noble China Inc.'s 2000 Annual Report stated that in May 1999 it had entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales.

     Management has consulted with legal counsel regarding the legitimacy of the purported license and the Company's potential responses. In addition, management has consulted with Guangdong Blue Ribbon, the owner of the Pabst Blue Ribbon trademark in China, regarding potential responses, and has met with representatives of Noble China Inc. in an attempt to explore a potential settlement.

     Management of the Company has requested that Guangdong Blue Ribbon take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Guangdong Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Guangdong Blue Ribbon has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. However, the inability of the Company to obtain a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions that would enable the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

     During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. This pooled management structure is expected to achieve greater efficiency and operating profitability. Although it is anticipated that certain pooled costs will be allocated in proportion to each brewery's respective production capacities, Zhaoqing Brewery, Noble Brewery and the Marketing Company will each remain as legally distinct entities. After the pooled management structure has begun to function smoothly, the management committee will commence a study to evaluate the formation of a new unified company.

Consolidated  Results  of  Operations:

Three  Months  Ended  March  31,  2001  and  2000  -

     Sales: During the three months ended March 31, 2001, net sales of beer products decreased by RMB 84,511,323 or 28.5% to RMB 212,467,511, as compared to RMB 296,978,834 for the three months ended March 31, 2000. The Company sold 41,701 metric tons of beer to distributors in 2001 as compared to 58,394 metric tons of beer in 2000, a decrease of 28.6%. The decrease in net sales of beer products during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 was primarily attributable to the decrease in volume of beer sold, which was a result of the weakening in customer demand in China for foreign branded premium beer and increasing competition from local brands.

     During the three months ended March 31, 2001 and 2000, approximately 92.6% and 90.5% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     During the three months ended March 31, 2001 and 2000, Zhaoqing Brewery sold 10,381 metric tons and 15,058 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 4,677 metric tons or 31.1% in 2001 as compared to 2000.

     During the three months ended March 31, 2001 and 2000, Sichuan Brewery sold nil metric tons and 466 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

     During the three months ended March 31, 2001, Zao Yang High Worth Brewing sold 6,734 metric tons of beer, of which 2,807 metric tons (41.7%) was Pabst Blue Ribbon beer sold to the Marketing Company and 3,927 metric tons (58.3%) was local brand beer sold directly to distributors. During the three months ended March 31, 2000, Zao Yang High Worth Brewery sold 4,546 metric tons of beer, of which 270 metric tons (5.9%) was Pabst Blue Ribbon beer sold to the Marketing Company and 4,276 metric tons (94.1%) was local brand beer sold directly to distributors.

     The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan High Worth Brewery during 2000 and 2001 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

     Gross Profit: For the three months ended March 31, 2001, total gross profit was RMB 53,120,430 or 25.0% of total net sales, as compared to total gross profit of RMB 66,806,706 or 22.5% of total net sales for the three months ended March 31, 2000. Gross margin from beer sales increased to 25.0% in 2001 as compared to 22.5% in 2000 as a result of the shift in sales mix and the implementation of effective cost control measures. Despite the increase in gross margin in 2001 as compared to 2000, gross profit from beer sales decreased by RMB 13,686,269 in 2001 as compared to 2000 primarily as a result of the decrease in the volume of beer sold.

     The Company expects that it will continue to experience pressure on its gross profit margin in 2001 due to a continuing softness in consumer demand for foreign premium beer in China, which the Company believes is attributable to a change in the consumption pattern in China caused in part by the aftereffects of the Asian financial crisis, and increasing competition from foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the three months ended March 31, 2001, selling, general and administrative expenses were RMB 69,413,900 or 32.7% of net sales, consisting of selling expenses of RMB 50,934,586 and general and administrative expenses of RMB 18,479,314. Net of an allowance for doubtful accounts of RMB 6,300,000 for the three months ended March 31, 2001, general and administrative expenses were RMB 12,179,314.

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

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 5,126,785 or 11.2% in 2001 as compared to 2000, and as a percent of net sales, to 24.0% in 2001 from 15.4% in 2000. Selling expenses increased in 2001 as compared to 2000, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its expanded advertising and promotional program to stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns with respect to the local brand name beers.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of such facilities' results of operations are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the three months ended March 31, 2001 and 2000, the Marketing Company incurred an operating loss of RMB 19,395,105 and RMB 12,429,650, respectively, which reduced consolidated operating income accordingly.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company, Zao Yang High Worth Brewery and Jilin Lianli Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 3,855,323 or 24.0% in 2001 as compared to 2000, and as a percentage of net sales, increased to 5.7% in 2001 from 5.4% in 2000, respectively, primarily as a result of implementation of cost reduction measures made possible through the pooling of the management office function among Zhaoqing Brewery, Noble Brewery and the Marketing Company.

     Fair value of stock options issued for services: On January 2, 1998, options to purchase 210,000 shares of Class A Common Stock at an exercise price of US$3.87 per share were granted to four directors and five employees, and options to purchase 70,000 shares of Class A Common Stock at an exercise price of US$4.26 were granted to two directors, each of whom possessed indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. From 50% to 70% of such stock options vested on April 1, 1998, and the remaining portion of the stock options vested in varying amounts through April 1, 2000. The stock options expire on dates ranging from December 31, 2001 through December 31, 2005.

     On May 16, 2000, options to purchase 375,000 shares of Class A Common Stock at an exercise price of US$0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A Common Stock at an exercise price of US$0.79 per share were granted to two directors, each of whom possessed indirectly more than 10% of the total combined voting power of all classes of common stock of the Company. Such stock options were scheduled to vest 50% on July 1, 2000, 25% on July 1, 2001, and the remaining 25% on July 1, 2002. The stock options expire on December 31, 2004.

     The exercise price of all stock options was not less than fair market value on the grant date. The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees (including non-employee directors in 1998) is calculated according to the Black-Scholes option pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB nil and RMB 174,449 of compensation expense during the three months ended March 31, 2001 and 2000, respectively.

     Impairment of Property, Plant and Equipment: During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment of RMB 2,750,000. The Company is currently in negotiations with certain interest parties to dispose of its equity interest in Jilin Lianli Brewery during 2001.

     Operating Loss: For the three months ended March 31, 2001, operating loss was RMB 19,043,470 or 9.0% of net sales. For the three months ended March 31, 2000, operating loss was RMB 223,453 or 0.1% of net sales. The increase in operating loss is primarily attributable to the decrease in volume of beer sold and the increase in selling, advertising and promotional expenses, as well as the provision for impairment of property, plant and equipment.

     The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain non-budgeted selling and advertising expenses for the three months ended March 31, 2001 and 2000 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 19,395,105 and RMB 12,429,650 for the three months ended March 31, 2001 and 2000, respectively, which reduced consolidated operating income accordingly.

     Interest Expense: For the three months ended March 31, 2001, interest expense decreased by RMB 581,479 or 19.1% to RMB 2,451,990, as compared to RMB 3,033,469 for the three months ended March 31, 2000. Interest expense decreased in 2001 as compared to 2000 as a result of a decrease in the average interest rate on bank borrowings.

     Income Taxes: The two-year 100% income tax holiday and the three-year 50% income tax reduction period for Noble Brewery expired on December 31, 1997 and December 31, 2000, respectively. Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company. Accordingly, for the three months ended March 31, 2001, income tax expense was RMB 735,332, as compared to RMB 1,639,738 for the three months ended March 31, 2000.

     Net Income (Loss): Net loss was RMB 8,413,089 for the three months ended March 31, 2001, as compared to net income RMB 4,754,786 for the three months ended March 31, 2000.

Noble  Brewery:

Three  Months  Ended  March  31,  2001  and  2000  -

     Sales: For the three months ended March 31, 2001 and 2000, net sales were RMB 90,323,536 and RMB 134,027,511, respectively.

     During the three months ended March 31, 2001, Noble Brewery sold 21,508 metric tons of beer to the Marketing Company, as compared to 29,813 metric tons of beer sold to the Marketing Company during the three months ended March 31, 2000. Total beer sold by Noble Brewery to the Marketing Company decreased by 8,305 metric tons or 27.9% in 2001 as compared to 2000, primarily as a result of the general softening of demand for foreign premium beers in the beer market in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in 2001 had the effect of reducing Noble Brewery's beer sales in 2001.

     Gross Profit: For the three months ended March 31, 2001, gross profit was RMB 24,405,543 or 27.0% of net sales, as compared to gross profit of RMB 46,923,298 or 35.0% of net sales for the three months ended March 31, 2000. The decrease in gross profit in 2001 as compared to 2000 was a result of decrease in volume of beer sold.

     Selling, General and Administrative Expenses: For the three months ended March 31, 2001, selling, general and administrative expenses totalled RMB 7,447,039 or 8.2% of net sales, consisting of selling expenses of RMB 444,287 and general and administrative expenses of RMB 7,002,772. For the three months ended March 31, 2000, selling, general and administrative expenses totalled RMB 14,921,324 or 11.1% of net sales, consisting of selling expenses of RMB 434,130 and general and administrative expenses of RMB 14,487,194. Selling expenses consist of warehousing, storage and freight costs.

     Operating Income: For the three months ended March 31, 2001 and 2000, operating income was RMB 16,958,504 or 18.8% of net sales and RMB 32,001,974 or 23.9% of net sales, respectively.

     Income Taxes: The two-year 100% income tax holiday and the three-year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended March 31, 2001, income tax expense was RMB 4,145,344, as compared to RMB 8,580,898 for the three months ended March 31, 2000.

     Net Income: Net income was RMB 13,080,553 or 14.5% of net sales for the three months ended March 31, 2001, as compared to net income of RMB 23,421,076 or 17.5% of net sales for the three months ended March 31, 2000.


Consolidated  Financial  Condition  -  March  31,  2001:

     Liquidity  and  Capital  Resources:

     Operating. For the three months ended March 31, 2001, the Company's operations provided cash resources of RMB 3,049,517, as compared to RMB 22,611,556 for the three months ended March 31, 2000, primarily as a result of the Company incurring a substantially increased operating loss in 2001 as compared to 2000, combined with a substantial increase in prepayments, deposits and other receivables. The Company's cash balance decreased by RMB 12,830,209 to RMB 77,482,851 at March 31, 2001, as compared to RMB 90,313,060 at December 31, 2000. The Company's net working capital deficit increased by RMB 12,990,751 to RMB 287,722,630 at March 31, 2001, as compared to RMB 274,731,879 at December 31, 2000, resulting in a current ratio at March 31, 2001 of 0.48:1, as compared to 0.49:1 at December 31, 2000.

     Net of an allowance for doubtful accounts of RMB 6,300,000 for the three months ended March 31, 2001, accounts and bills receivable increased by RMB 22,766,224 or 16.7% to RMB 114,777,414,586 at March 31, 2001, as compared to RMB
98,311,190 at December 31, 2000, as a result of extended credit terms offered to certain distributors and a slowdown in payments from customers due to the timing of the Chinese New Year, during which time a general slowdown in receipts and payments typically occurs.

     The Company's inventories decreased by RMB 18,794,982 or 37.2% to RMB 31,786,995 at March 31, 2001, as compared to RMB 50,581,977 at December 31, 2000. The decrease in inventories was mainly due to the Company's efforts to reduce the level of raw materials and finished goods.

     The Company's prepayments, deposits and other receivables increased by RMB 17,269,239 or 64.4% to RMB 44,101,690 at March 31, 2001, as compared to RMB
26,832,451 at December 31, 2000. The increase in prepayments, deposits and other receivables was primarily due to an increase in prepayments related to advertising and promotional programs scheduled by the Marketing Company for later in the year.

     The Company's accounts payable and accrued liabilities increased by RMB 20,453,110 or 11.8% to RMB 193,061,291 at March 31, 2001, as compared to RMB
172,674,399 at December 31, 2000. The increase in accounts payable was mainly due to the increase in accrued expenses related to advertising and promotional programs and a slow-down in payments to suppliers.

     The amount due to an associated company increased by RMB 10,576,772 or 5.2% to RMB 214,519,668 at March 31, 2001, as compared to RMB 203,942,896 at December 31, 2000, and represents the amounts due to Noble Brewery resulting from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the new pooled management structure) to Zhaoqing Brewery. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases.

     Investing. For the three months ended March 31, 2001, additions to property, plant and equipment aggregated RMB 2,698,597, which includes approximately RMB 1,200,000 and RMB 1,500,000 for renovation and continuous improvement of Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 2001 will total approximately RMB 5,000,000, a portion of which is expected to be financed by new bank borrowings. The Company anticipates that additional capital expenditures in connection with the continuous technical renovation process at Zao Yang High Worth Brewery during the remainder of 2001 will be approximately RMB 2,000,000.

     Financing. During the three months ended March 31, 2001, the Company repaid RMB 3,000,000 of secured bank loans. The bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the continuous expansion and working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

     Net of a loan of RMB 2,075,000 to a related company, the amount due to related companies decreased by RMB 8,106,130 or 29.0% to RMB 17,815,236 at March 31, 2001, as compared to RMB 27,996,366 at December 31, 2000, and consisted primarily of the excessive fixed assets of RMB 12,250,000 contributed by the minority shareholders of Jilin Lianli Brewery, and the payable balances resulting from raw materials purchased from Guangdong Blue Ribbon and its affiliated companies, which obligations are unsecured, interest-free and payable on demand.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by its principal shareholder and affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the remainder of 2001. The Company expects that it will be able to fund expected capital expenditures during the remainder of 2001 with respect to the continuing development of its brewery operations through internal cash flows and external resources, including long-term bank loans and lease financing.

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

     Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange was approximately US$1.00 to RMB 8.3 during 2000 and for the three month ended March 31, 2001.

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

                          PART  II.  OTHER  INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


   (a)  Exhibits  -  None

   (b)  Reports  on  Form  8-K  for the Three Months Ended March 31, 2001:  None

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



                                   CBR BREWING COMPANY, INC.
                                   -------------------------
                                         (Registrant)



Date:  May  10,  2001           By:  /s/  GUANG-WEI  LIANG
                                   -----------------------------
                                   Guang-wei  Liang
                                   President  and  Director
                                   (Duly  authorized  officer)



Date:  May  10,  2001           By:  /s/  GARY  C.K.  LUI
                                   -----------------------------
                                   Gary  C.K.  Lui
                                   Vice  President  and
                                   Chief  Financial  Officer
                                   (Principal  financial  officer)