Form 10-Q
period 2001-06-30
CBR BREWING CO INC
filed 2001-08-13
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For  the  quarterly  period  ended  June  30,  2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2001, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

Documents  incorporated  by  reference:  None.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES


                                      INDEX



PART  I.   FINANCIAL  INFORMATION

        Item  1.  Financial  Statements

                  Consolidated Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000

                  Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2001 and 2000

                  Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2001 and 2000

                  Notes to Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2001 and 2000


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item  3.  Quantitative  and  Qualitative Disclosures about Market Risk


PART  II.  OTHER  INFORMATION

        Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                         CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                  June 30, 2001            December 31, 2000
                                             ------------------------   -------------------------
                                                 RMB          USD           RMB           USD
                                             -----------  -----------   -----------   -----------
                                             (Unaudited)   (Unaudited)

ASSETS
Current assets:
  Cash                                        83,071,193   10,008,577    90,313,060    10,881,092
  Accounts and bills receivable, net          99,370,853   11,972,392    98,311,190    11,844,722
  Inventories (Note 2)                        32,823,782    3,954,673    50,681,977     6,094,214
  Amounts due from related companies
    (Note 5)                                   4,412,664      531,646       623,798        75,156
  Prepayments, deposits and other
    receivables                               59,774,358    7,201,730    26,832,451     3,232,825
                                             -----------  -----------   -----------   -----------

  Total current assets                       279,452,850   33,669,018   266,662,476    32,128,009

Interest in an associated company
  (Note 3)                                   258,377,019   31,129,761   250,310,776    30,157,925

Property, plant and equipment, net
  (Note 4)                                   223,947,013   26,981,568   264,532,236    31,871,354

Other non-current assets                       1,384,923      166,858     1,287,747       155,150
                                             -----------  -----------   -----------   -----------

  Total assets                               763,161,805   91,947,205   782,793,235    94,312,438
                                             ===========  ===========   ===========   ===========

                                   (continued)

                         CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS (continued)


                                                 June 30, 2001            December 31, 2000
                                           -------------------------   -------------------------
                                               RMB           USD           RMB          USD
                                           -----------   -----------   -----------   -----------
                                           (Unaudited)   (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                           85,536,192    10,305,565   108,001,585    13,012,239
  Accounts payable and accrued
    liabilities                            196,911,692    23,724,300   172,674,399    20,804,145
  Amounts due to related companies           7,720,851       930,223    27,996,366     3,373,057
  Amount due to an associated company
    (Note 6)                               268,907,043    32,398,439   203,942,896    24,571,433
  Income taxes payable                       5,764,732       694,546     5,656,663       681,526
  Sales taxes payable                       19,286,482     2,323,673    23,122,446     2,785,837
                                           -----------   -----------   -----------   -----------

  Total current liabilities                584,126,992    70,376,746   541,394,355    65,228,237
                                           -----------   -----------   -----------   -----------

Long-term liabilities:
  Bank borrowings                           16,699,543     2,011,993    16,699,543     2,011,993
                                           -----------   -----------   -----------   -----------

  Total long-term liabilities               16,699,543     2,011,993    16,699,543     2,011,993
                                           -----------   -----------   -----------   -----------

Minority interests (Note 8)                          -             -    26,874,874     3,237,936
                                           -----------   -----------   -----------   -----------

Shareholders' equity:
Common stock
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding                   4,273           515         4,273           515
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                   2,559           308         2,559           308
Additional paid-in capital                 107,361,845    12,935,162   107,361,845    12,935,162
General reserve and enterprise
  development funds                         15,658,349     1,886,548    15,658,349     1,886,548
Retained earnings                           39,308,244     4,735,933    74,797,437     9,011,739
                                           -----------   -----------   -----------   -----------

  Total shareholders' equity               162,335,270    19,558,466   197,824,463    23,834,272
                                           -----------   -----------   -----------   -----------

  Total liabilities and shareholders'
   equity                                  763,161,805    91,947,205   782,793,235    94,312,438
                                           ===========   ===========   ===========   ===========

        See accompanying notes to the consolidated financial statements.

                                       CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                        Three           Six
                                              Three Months Ended             Six Months Ended       Months  Ended  Months  Ended
                                               June  30,  2001                June  30, 2001        June 30, 2000  June 30, 2000
                                          ---------------------------  ---------------------------  -------------  -------------
                                               RMB           USD            RMB           USD            RMB            RMB
                                          -------------  ------------  -------------  ------------  -------------  -------------
Sales, including sales to related
  companies of RMB nil and RMB nil
  for the three months and six months
  ended June 30, 2001, respectively,
  and RMB nil and RMB nil for the
  three months and six months ended
  June 30, 2000, respectively              192,837,639    23,233,450    409,960,259    49,392,802    287,673,874    590,895,877
Sales taxes                                 (5,780,975)     (696,503)   (10,436,084)   (1,257,360)    (6,847,002)   (13,090,171)
                                          -------------  ------------  -------------  ------------  -------------  -------------

Net sales                                  187,056,664    22,536,947    399,524,175    48,135,442    280,826,872    577,805,706
Cost of sales, including inventory
  purchased from related companies of
  RMB 186,064,435 and RMB 316,733,883
  for the three months and six months
  ended June 30, 2001, respectively,
  and RMB 142,479,554 and RMB
  284,924,176 for the three months
  and six months ended June 30, 2000,
  respectively; and royalty fee paid
  to a related company of RMB 995,719
  and RMB 1,908,461 for the three
  months and six months ended June 30,
  2001, respectively, and RMB 1,658,453
  and RMB 3,182,161 for the three
  months and six months ended June 30,
  2000, respectively                      (144,716,268)  (17,435,695)  (304,063,349)  (36,634,138)  (217,266,072)  (447,438,200)
                                          -------------  ------------  -------------  ------------  -------------  -------------

Gross profit                                42,340,396     5,101,252     95,460,826    11,501,304     63,560,800    130,367,506

Selling, general and administrative
  expenses, including management
  fee paid to a related company of
  RMB nil and RMB nil for the three
  months and six months ended June 30,
  2001, respectively, and RMB nil and
  RMB nil for the three months and
  six months ended June 30, 2000,
  respectively                             (57,191,019)   (6,890,483)  (126,604,919)  (15,253,604)   (62,785,331)  (129,641,041)
Impairment of property, plant and
  equipment (Note 4)                                 -             -     (2,750,000)     (331,325)             -              -
Write-off of investment in subsidiary
  (Note 4)                                  (1,224,109)     (147,483)    (1,224,109)     (147,483)             -              -
Restructuring costs (Note 7)               (21,321,182)   (2,568,817)   (21,321,182)   (2,568,817)             -              -
Fair value of stock options issued
  for services                                       -             -              -             -              -       (174,449)
                                          -------------  ------------  -------------  ------------  -------------  -------------

Operating income (loss)                    (37,395,914)   (4,505,531)   (56,439,384)   (6,799,925)       775,469        552,016
Interest expense, including interest
  paid to related companies of
  RMB nil and RMB nil for the three
  months and six months ended
  June 30, 2001, respectively, and
  RMB nil and RMB nil for the
  three months and six months ended
  ended June 30, 2000, respectively         (1,668,739)     (201,052)    (4,120,729)     (496,473)    (2,899,406)    (5,932,875)
                                          -------------  ------------  -------------  ------------  -------------  -------------

Loss before income taxes                   (39,064,653)   (4,706,583)   (60,560,113)   (7,296,398)    (2,123,937)    (5,380,859)
Income taxes                                  (929,248)     (111,958)    (1,664,580)     (200,552)    (1,316,593)    (2,956,331)
                                          -------------  ------------  -------------  ------------  -------------  -------------

                                   (continued)

                                     CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)(continued)

                                           Three Months Ended        Six Months Ended       Three Months Ended  Six Months Ended
                                            June  30,  2001           June 30, 2001          June  30,  2000     June  30,  2000
                                      -------------------------  -------------------------  ------------------  ------------------
                                          RMB           USD          RMB           USD               RMB               RMB
                                      ------------  -----------  ------------  -----------  ------------------  ------------------
Loss before equity in earnings
  of an associated company            (39,993,901)  (4,818,541)  (62,224,693)  (7,496,950)          (3,440,530)        (8,337,190)

Equity in earnings of an associated
  company                               2,584,021      311,327     8,066,242      971,836            9,221,092         18,839,522
                                      ------------  -----------  ------------  -----------  ------------------  ------------------

Income (loss) before minority
  interests                           (37,409,880)  (4,507,214)  (54,158,451)  (6,525,114)           5,780,562         10,502,332
Minority interests (Note 8)            10,333,776    1,245,033    18,669,258    2,249,308           (1,299,510)        (1,266,494)
                                      ------------  -----------  ------------  -----------  ------------------  ------------------

Net income (loss)                     (27,076,104)  (3,262,181)  (35,489,193)  (4,275,806)           4,481,052          9,235,838
                                      ============  ===========  ============  ===========  ==================  ==================

Net income (loss) per common share
  (Note 1)
   - basic and diluted                      (3.38)       (0.41)        (4.43)       (0.53)                0.56               1.15
                                      ============  ===========  ============  ===========  ==================  ==================

Weighted average number of common
  shares outstanding
   - basic and diluted                  8,010,013    8,010,013     8,010,013    8,010,013            8,010,013          8,010,013
                                      ============  ===========  ============  ===========  ==================  ==================

        See accompanying notes to the consolidated financial statements.

                       CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended      Six Months Ended
                                                            June 30, 2001         June 30, 2000
                                                     --------------------------  ------------------
                                                         RMB            USD              RMB
                                                     ------------   -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     (35,489,193)   (4,275,806)        9,235,838
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Fair value of stock options issued for
     services                                                   -             -           174,449
   Allowance for doubtful accounts                     15,600,000     1,879,518        10,465,094
   Depreciation and amortization                       15,692,058     1,890,609        15,350,068
   Impairment of property, plant and equipment          2,750,000       331,325                 -
   Write-off of investment in subsidiary                1,224,109       147,483                 -
   Minority interests                                 (18,669,258)   (2,249,308)        1,266,494
   Equity in earnings of an associated company         (8,066,242)     (971,836)      (18,839,522)
   Dividend received from an associated company                 -             -        10,199,130

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                      (20,622,040)   (2,484,582)     (108,143,147)
   Inventories                                         17,758,195     2,139,542        28,450,591
   Amounts due from related companies                  (3,788,866)     (456,490)       (7,052,190)
   Prepayments, deposits and other receivables        (32,941,907)   (3,968,904)        2,282,195
 Increase (decrease) in -
   Accounts payable and accrued liabilities            31,008,200     3,735,928        68,963,401
   Amount due to an associated company                 64,964,147     7,827,005        31,373,894
   Income taxes payable                                   108,069        13,020         2,956,331
   Sales taxes payable                                 (3,835,964)     (462,164)        2,204,799
                                                      -----------    ----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              25,691,308     3,095,340        48,887,425
                                                      -----------    ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment          (2,767,623)     (333,449)      (19,797,700)
                                                      -----------    ----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                  (2,767,623)     (333,449)      (19,797,700)
                                                      -----------    ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                    534,607        64,410        10,122,302
   Repayment of bank borrowings                       (23,000,000)   (2,771,084)                -
   Repayment of advances from shareholders                      -             -       (22,031,520)
   Decrease in amounts due to related companies        (7,700,159)     (927,732)       (2,243,206)
   Repayment of capital lease obligations                       -             -          (668,668)
   Payment of cash dividend to minority interests               -             -       (19,007,510)
                                                      -----------    ----------       -----------
NET CASH USED IN FINANCING ACTIVITIES                 (30,165,552)   (3,634,406)      (33,828,602)
                                                      -----------    ----------       -----------

Net decrease in cash                                   (7,241,867)     (872,515)       (4,738,877)
Cash at beginning of period                            90,313,060    10,881,092       106,052,616
                                                      -----------    ----------       -----------

Cash at end of period                                  83,071,193    10,008,577       101,313,739
                                                      ===========    ==========       ===========

        See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

In January 1998, the Company, through High Worth JV, established a joint venture company in Hubei Province, Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), which is the third Pabst Blue Ribbon brewing complex in China, which is managed by Zhaoqing Brewery. High Worth JV owns a 55% interest, equivalent to an effective interest of 33%. Zao Yang Brewery, an unaffiliated company in Hubei Province, owns the other 45% interest in Zao Yang High Worth Brewery.

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

During April 2001, as result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. The Company expects that Sichuan High Worth Brewery will be dissolved pending the approval of the local government authorities. This transaction is not expected to have any impact on the Company's results of operations or financial position, since the sales of Sichuan High Worth Brewery in the Sichuan region will be reallocated between Zhaoqing Brewery and Noble Brewery.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


1.  ORGANIZATION  AND  BASIS  OF  PRESENTATION  (continued)

On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited ("March
International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid up capital of Jilin Lianli Brewery was RMB 25,000,000. March International contributed one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line were completed in April 2000 and formal operations commenced in May 2000. However, due to weak market response and the inability of the local Chinese partners to honor their working capital commitment, the Company decided to terminate the production and operation of Jilin Lianli Brewery in December 2000, which had been producing local brand beer since May 2000.

The operations of Jilin Lianli Brewery generated a loss during the year ended December 31, 2000. The Company included its proportionate share of the loss of RMB 4,209,460 in its consolidated results of operations for the year ended December 31, 2000. In addition, the Company recorded a charge to operations of RMB 6,000,000 and RMB 2,750,000 at December 31, 2000 and March 31, 2001,
respectively, related to a provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery. The operations of Jilin Lianli Brewery subsequent to December 31, 2000 consist primarily of nominal costs related to the care and maintenance of the facility. Although the Company is currently in negotiations with certain interested parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. As a result, during the three months ended June 30, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total RMB 13,788,500 with respect to this investment.

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

Under the new management team, the Company implemented a restructuring program in May 2001 that eliminated the positions of a total of 504 employees, of which 310 were from Zhaoqing Brewery, 170 were from Noble Brewery and 24 were from the Marketing Company. Restructuring payments to these employees totaled RMB 20,087,339 by Zhaoqing Brewery, RMB 8,319,588 by Noble Brewery and RMB 1,233,843

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION  (continued)

by  the  Marketing Company.  The Company estimates that the positions of another
80 to 90 employees will be eliminated in the near future at a cost of approximately RMB 3,200,000. The Company recorded restructuring costs of RMB 21,321,182 for the three months and six months ended June 30, 2001.

The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. Commencing April 1, 2001, the operating results and financial positions of Jilin Lianli Brewery have been excluded from the Company's consolidated financial statements. The consolidated financial statements include the Marketing Company, as the Company has effective control of the Marketing Company's board of directors. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 2000 and June 30, 2001. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements through December 31, 2001.

Certain prior period amounts have been reclassified to conform with the current year's presentation.

FOREIGN CURRENCY TRANSLATION - In preparing the consolidated financial statements, the financial statements of the Company are measured using Renminbi ("RMB") as the functional currency. All foreign currency transactions are translated into RMB using the applicable rates of exchange, as quoted by the People's Bank of China (the "unified exchange rate"). Monetary assets and liabilities denominated in foreign currencies have been translated into RMB using the unified exchange rate prevailing at the balance sheet dates. The resulting exchange gains or losses are recorded in the statement of operations for the periods in which they occur.

The Company's share capital is denominated in United States dollars ("USD") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on June 30, 2001 of USD1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


1.  ORGANIZATION  AND  BASIS  OF  PRESENTATION  (continued)

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months and six months ended June 30, 2001 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

NET INCOME (LOSS) PER COMMON SHARE - Basic loss per common share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options, warrants and convertible securities, unless the effect is anti-dilutive (i.e., to reduce loss per common share or increase net income per common share). Common shares issuable upon exercise of stock options were excluded from the calculation of diluted income (loss) per common share for the three months and six months ended June 30, 2001 and 2000 because they would have been anti-dilutive.

At June 30, 2001, potentially dilutive securities representing 580,000 shares of common stock were outstanding, consisting of stock options to purchase 220,000 shares at prices ranging from $3.87 to $4.26 per share, and 360,000 shares at prices ranging from $0.72 to $0.79 per share.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


2.  INVENTORIES

Inventories  consisted  of the following at June 30, 2001 and December 31, 2000:

                                 June 30, 2001          December 31, 2000
                            ------------------------   -----------------------
                               RMB           USD          RMB           USD
                            -----------  -----------   ----------   ----------
                            (Unaudited)  (Unaudited)

Raw materials               19,652,390    2,367,758   27,082,563    3,262,959
Work in progress             4,679,210      563,760    7,977,375      961,130
Finished goods               8,492,182    1,023,155   15,522,039    1,870,125
                            ----------    ---------   ----------   ----------
                            32,823,782    3,954,673   50,581,977    6,094,214
                            ==========    =========   ==========   ==========

3.  INTEREST  IN  AN  ASSOCIATED  COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months and six months ended June 30, 2001 and 2000 are as follows:

                      Three Months Ended             Six Months Ended        Three Months Ended   Six Months Ended
                        June 30, 2001                  June 30, 2001           June 30, 2000        June 30, 2000
                   -------------------------     -------------------------   ------------------   ----------------
                       RMB           USD             RMB           USD              RMB                  RMB
                   -----------   -----------     -----------   -----------   ------------------   ----------------
Net sales            74,818,863    9,014,321     165,142,399    19,896,675          130,056,395        264,083,906
                   ============  ===========     ===========   ===========   ==================   ================
Net income (loss)   (19,027,420)  (1,376,999)     (5,946,867)     (716,490)          22,427,730         45,848,806
                   ============  ===========     ===========   ===========   ==================   ================
The Company's
  share of net
  income after
  adjustment of
  unrealized
  intercompany
  profit and
  other
  intercompany
  adjustments         2,584,021      311,327       8,066,242       971,836            9,221,092         18,839,522
                   ============  ===========     ===========   ===========   ==================   ================

4. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND WRITE-OFF OF INVESTMENT IN SUBSIDIARY

During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery of RMB 2,750,000. Although the Company is currently in negotiations with certain interest parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. As a result, during the three months ended June 30, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


5.  AMOUNTS  DUE  FROM  RELATED  COMPANIES

During the six months ended June 30, 2001, the Company loaned RMB 2,075,000 and RMB 2,075,000 to Huaqiang Intelligence Technology Limited and Bilibest Industries Limited, respectively, both of which are subsidiaries of Shenzhen Huaqiang Holdings Limited, the Company's major shareholder. The loans were unsecured, with interest at 6% per annum, and have terms ranging from six months to nine months. During the three months ended June 30, 2001, the Company received repayment of RMB 664,000 from Huaqiang Intelligence Technology Limited and the total outstanding balance of these loan was reduced to RMB 3,486,000 as of June 30, 2001.


6.  AMOUNT  DUE  TO  AN  ASSOCIATED  COMPANY

The amount due to an associated company represents amounts payable to Noble Brewery. Through December 31, 2000, these obligations resulted from the sale of beer products by Noble Brewery to the Marketing Company. Commencing in 2001, the amount due to an associated company also included amounts due to Noble Brewery resulting from the sale of raw materials to Zhaoqing Brewery by Noble Brewery and other recurring intercompany transactions. As of June 30, 2001 and December 31, 2000, the amount due to an associated company was RMB 268,907,043 and RMB 203,942,896, respectively, which was unsecured, interest-free and repayable on demand.


7.     RESTRUCTURING  COSTS

In May 2001, the Company implemented a restructuring program that eliminated the positions of a total of 504 employees, of which 310 were from Zhaoqing Brewery, 170 were from Noble Brewery and 24 were from the Marketing Company. Restructuring payments to these employees totaled RMB 20,087,339 by Zhaoqing Brewery, RMB 8,319,588 by Noble Brewery and RMB 1,233,843 by the Marketing Company. The Company estimates that the positions of another 80 to 90 employees will be eliminated in the near future at a cost of approximately RMB 3,200,000. The Company recorded restructuring costs of RMB 21,321,182 for the three months and six months ended June 30, 2001.


8.     MINORITY  INTERESTS

As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2000 and the six months ended June 30, 2001, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interest at June 30, 2001 reflected a debit balance of approximately RMB 6,977,000. Since the minority interest party has no legal obligation to fund this obligation to the Company, the debit balance of approximately RMB 6,977,000 was charged to operations during the three months and six months ended June 30, 2001. The Company expects to continue to charge any future debit balance of the minority interest party to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

     This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Summary  of  Business  Operations  and  Corporate  Structure:

     The Company produces Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China is experiencing a steady overall growth rate, although the growth in the foreign premium beer sector has been hindered by a general softening in demand for premium beers and intense competition from several national brewing groups in China. There is a substantial difference in the price at which local or regional brands of beer are sold in China as compared to the price of foreign or premium brands of beer. Generally, a 640 ml. bottle of local or regional beer sells for 1 - 2 RMB, as compared to foreign or premium beer, which sells for 4 - 6 RMB.

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

     During April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. The Company expects that Sichuan High Worth Brewery will be dissolved pending the approval of the local government authorities. This transaction is not expected to have any impact on the Company's results of operations or financial position, since the sales of Sichuan High Worth Brewery in the Sichuan region will be reallocated between Zhaoqing Brewery and Noble Brewery.

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

     The operations of Jilin Lianli Brewery generated a loss during the year ended December 31, 2000. The Company included its proportionate share of the loss of RMB 4,209,460 in its consolidated results of operations for the year ended December 31, 2000. In addition, the Company recorded a charge to operations of RMB 6,000,000 and RMB 2,750,000 at December 31, 2000 and March 31, 2001, respectively, related to a provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery. The operations of Jilin Lianli Brewery subsequent to December 31, 2000 consist primarily of nominal costs related to the care and maintenance of the facility. Although the Company is currently in negotiations with certain interested parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. As a result, in June 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

     The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

Overview:

      The year ended December 31, 2000 was a difficult and disappointing year for the Company, with decreased sales, increased costs, a net loss for the first time in several years, reduced cash flows, increased working capital deficit, and intense competition. These pressures continued during the three months and six month ended June 30, 2001, and the Company expects these pressures to further continue over the near-term. As a result of the strong competition from foreign premium beer and the aggressive pricing strategies of some major local breweries, management anticipates that the market demand for high priced foreign premium labels will be stagnant for the remainder of 2001 as consumers shift to lower priced beers. The competition among major Chinese breweries to maintain market share is also expected to place continuing pressure on the Company's operating results during 2001. As a result of these factors, the Company commenced an overhaul of its operations and marketing programs through the newly-established management committee and the recruitment of an experienced chief operations officer who joined the Company in February 2001. In addition to pooling the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company in order to maximize internal efficiency, the Company is also implementing plans to broaden its product line through the introduction of new local brand beers and to consolidate its distribution network.

      In May 2001, the Company implemented a restructuring program that eliminated the positions of a total of 504 employees, of which 310 were from Zhaoqing Brewery, 170 were from Noble Brewery and 24 were from the Marketing
Company. Restructuring payments to these employees totaled RMB 20,087,339 by Zhaoqing Brewery, RMB 8,319,588 by Noble Brewery and RMB 1,233,843 by the Marketing Company. The Company estimates that the positions of another 80 to 90 employees will be eliminated in the near future at a cost of approximately RMB 3,200,000. The Company recorded restructuring costs of RMB 21,321,182 for the three months and six months ended June 30, 2001.

      With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, the continuing restructuring efforts, available bank borrowings, as well as the continuing financial support from its principal shareholder and affiliates, the Company believes it has the requisite operating and financial resources to continue to conduct operations. However, there can be no assurances that the Company will be able to return to profitability in the near future. Should the Company not return to profitability in the near future, the Company will have to consider more severe restructuring alternatives.

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

     Noble China Inc. is a public company listed on the Toronto Stock Exchange that is the 60% shareholder of Noble Brewery. Noble China Inc. has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales.

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

     During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. This pooled management structure is expected to achieve greater efficiency and improved operating profitability. Although certain pooled costs will be allocated in proportion to each brewery's respective production capacities, Zhaoqing Brewery, Noble Brewery and the Marketing Company will each remain as legally distinct entities. After the pooled management structure has begun to function smoothly, the management committee will commence a study to evaluate the formation of a new unified company.

Consolidated  Results  of  Operations:

Three  Months  Ended  June  30,  2001  and  2000  -

     Sales: During the three months ended June 30, 2001, net sales of beer products decreased by RMB 93,770,208 or 33.4% to RMB 187,056,664, as compared to RMB 280,826,872 for the three months ended June 30, 2000. The Company sold 42,885 metric tons of beer to distributors in 2001 as compared to 56,625 metric tons of beer in 2000, a decrease of 24.3%. The decrease in net sales of beer products during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was primarily attributable to the decrease in the volume of beer sold, which was a result of the weakening in customer demand for foreign branded premium beer in China and increasing competition from local brands. In addition, beginning May 1, 2001, consumption taxes, which are included in sales taxes, and are charged on the basis of the volume of beer produced, were increased for beers selling in excess of RMB 3,000 per metric ton, from RMB 220 per metric ton to RMB 250 per metric ton, an increase of 13.6%, which has also contributed to the decline in net sales.

     Approximately 93.2% and 97.0% of net sales during the three months ended June 30, 2001 and 2000, respectively, were from the sale of products under the Pabst Blue Ribbon brand name.

     During the three months ended June 30, 2001 and 2000, Zhaoqing Brewery sold 10,963 metric tons and 17,369 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 6,406 metric tons or 36.9% from 2000 to 2001.

     During the three months ended June 30, 2001 and 2000, Sichuan Brewery sold nil metric tons and 975 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

     During the three months ended June 30, 2001, Zao Yang High Worth Brewing sold 8,703 metric tons of beer, of which 2,728 metric tons (31.3%) were Pabst Blue Ribbon beer sold to the Marketing Company and 5,975 metric tons (68.7%) were local brand beer sold directly to distributors. During the three months ended June 30, 2000, Zao Yang High Worth Brewery sold 6,299 metric tons of beer, of which 683 metric tons (10.8%) were Pabst Blue Ribbon beer sold to the Marketing Company and 5,616 metric tons (89.2%) were local brand beer sold directly to distributors.

     The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan High Worth Brewery during 2000 and 2001 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

     Gross Profit: For the three months ended June 30, 2001, total gross profit was RMB 42,340,396 or 22.6% of total net sales, as compared to total gross profit of RMB 63,560,800 or 22.6% of total net sales for the three months ended June 30, 2000. Gross profit from beer sales decreased by RMB 21,220,404 in 2001 as compared to 2000 primarily as a result of the decrease in the volume of beer sold.

     The Company expects that it will experience pressure on its gross profit margin in 2001 due to a continuing softness in consumer demand for foreign premium beer in China, which the Company believes is attributable to a change in the consumption pattern in China caused in part by the aftereffects of the Asian financial crisis, and increasing competition from foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the three months ended June 30, 2001, selling, general and administrative expenses were RMB 57,191,019 or 30.6% of net sales, consisting of selling expenses of RMB 38,096,440 and general and administrative expenses of RMB 19,094,579. Net of an allowance for doubtful accounts of RMB 9,300,000 for the three months ended June 30, 2001, general and administrative expenses were RMB 9,794,579

     For the three months ended June 30, 2000, selling, general and administrative expenses were RMB 62,785,331 or 22.4% of net sales, consisting of selling expenses of RMB 40,903,353 and general and administrative expenses of RMB 21,881,978. Net of an allowance for doubtful accounts of RMB 5,451,822 for the three months ended June 30, 2000, general and administrative expenses were RMB 16,430,156.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses decreased by RMB 2,806,913 or 6.9% in 2001 as compared to 2000, but increased as a percentage of net sales, to 20.4% in 2001 from 14.6% in 2000. Selling expenses increased in 2001 as compared to 2000 as a percentage of sales as a result of the decrease in volume of beer sold and due to a change in the method by which advertising and promotional expenses are allocated within the Group. The Company has been continuing its aggressive advertising and promotional programs in an attempt to maintain and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns to support the Company's local brand name beers.

     Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales. Any amounts exceeding these limits are not tax deductible. As a result, during the three months ended June 30, 2001, adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated within the Group, in order that part of the advertising and promotional expenses are borne by the breweries. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the three months ended June 30, 2001, advertising and promotional expenses totaling approximately RMB 13,950,000 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery through the adjustment of ex-factory prices and a change in the allocation method.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the three months ended June 30, 2001 and 2000, the Marketing Company incurred an operating loss of RMB 23,802,572 and RMB 5,831,907, respectively, which reduced consolidated operating income (loss) accordingly. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company will be reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2001. These reallocated costs will be reflected in the operating results of Zhaoqing Brewery and Noble Brewery.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 6,635,577 or 40.4% in 2001 as compared to 2000, and as a percentage of net sales, decreased to 5.2% in 2001 from 5.9% in 2000, respectively, primarily as a result of implementation of cost reduction measures made possible through the pooling of the management office functions among Zhaoqing Brewery, Noble Brewery and the Marketing Company and the reduction of employees through the restructuring program.

     Impairment  of Property, Plant and Equipment and Write-Off of Investment in
Subsidiary: During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment of RMB 2,750,000. Although the Company is currently in negotiations with certain interest parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. As a result, during the three months ended June 30, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

     Restructuring Costs: In May 2001, the Company implemented a restructuring program that eliminated the positions of a total of 504 employees, of which 310 were from Zhaoqing Brewery, 170 were from Noble Brewery and 24 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,087,339 by Zhaoqing Brewery, RMB 8,319,588 by Noble Brewery and RMB 1,233,843 by the Marketing Company. The Company estimates that the positions of another 80 to 90 employees will be eliminated in the near future at a cost of approximately RMB 3,200,000. The Company recorded restructuring costs of RMB 21,321,182 for the three months ended June 30, 2001.

     Operating Income (Loss): For the three months ended June 30, 2001, operating loss was RMB 37,395,914 or 20.0% of net sales, as compared to operating income of RMB 775,469 or 0.3% of net sales for the three months ended June 30, 2000. The increase in operating loss is primarily attributable to the decrease in volume of beer sold, the write-off of investment in subsidiary and restructuring costs.

     The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain unbudgeted selling and advertising expenses for the three months ended June 30, 2001 and 2000 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 23,802,572 and RMB 5,831,907, respectively, which reduced consolidated operating income (loss) accordingly. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company will be reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2001. These reallocated costs will be reflected in the operating results of Zhaoqing Brewery and Noble Brewery.

     Interest Expense: For the three months ended June 30, 2001, interest expense decreased by RMB 1,230,667 or 42.4% to RMB 1,668,739, as compared to RMB 2,899,406 for the three months ended June 30, 2000. Interest expense decreased in 2001 as compared to 2000 as a result of a decrease in the average balance and average interest rate on bank borrowings.

     Income Taxes: The two-year 100% income tax holiday and the three year 50% income tax reduction for Zhaoqing Brewery expired on December 31, 1997 and December 31, 2000, respectively. Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company. Accordingly, for the three months ended June 30, 2001, income tax expense was RMB 929,248, as compared to RMB 1,316,593 for the three months ended June 30, 2000.

     Minority Interests: As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2000 and the six months ended June 30, 2001, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interest at June 30, 2001 reflected a debit balance of approximately RMB 6,977,000. Since the minority interest party has no legal obligation to fund this obligation to the Company, the debit balance of approximately RMB 6,977,000 was charged to operations during the three months ended June 30, 2001. The Company expects to continue to charge any future debit balance of the minority interest party to operations.

     Net Income (Loss): Net loss was RMB 27,076,104 for the three months ended June 30, 2001, as compared to net income of RMB 4,481,052 for the three months ended June 30, 2000.

Six  Months  Ended  June  30,  2001  and  2000  -

     Sales: During the six months ended June 30, 2001, net sales of beer products decreased by RMB 178,281,531 or 30.9% to RMB 399,524,175, as compared to RMB 577,805,706 for the six months ended June 30, 2000. The Company sold 85,829 metric tons of beer to distributors in 2001 as compared to 115,019 metric tons of beer in 2000, a decrease of 25.4%. The decrease in net sales of beer products during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was primarily attributable to the decrease in the volume of beer sold, which was a result of the weakening in customer demand for foreign branded premium beer in China and increasing competition from local brands. In addition, beginning May 1, 2001, consumption taxes, which are included in sales taxes, and are charged on the basis of the volume of beer produced, were increased for beers selling in excess of RMB 3,000 per metric ton, from RMB 220 per metric ton to RMB 250 per metric ton, an increase of 13.6%, which has also contributed to the decline in net sales.

     Approximately 92.9% and 94.0% of net sales during the six months ended June 30, 2001 and 2000, respectively, were from the sale of products under the Pabst Blue Ribbon brand name.

     During the six months ended June 30, 2001 and 2000, Zhaoqing Brewery sold 21,344 metric tons and 32,427 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. Total beer sold by Zhaoqing Brewery to the Marketing Company decreased by 11,083 metric tons or 34.2% from 2000 to 2001.

     During the six months ended June 30, 2001 and 2000, Sichuan Brewery sold nil metric tons and 1,441 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

     During the six months ended June 30, 2001, Zao Yang High Worth Brewing sold 15,437 metric tons of beer, of which 5,535 metric tons (35.9%) were Pabst Blue Ribbon beer sold to the Marketing Company and 9,902 metric tons (64.1%) were local brand beer sold directly to distributors. During the six months ended June 30, 2000, Zao Yang High Worth Brewery sold 10,845 metric tons of beer, of which 953 metric tons (8.8%) were Pabst Blue Ribbon beer sold to the Marketing Company and 9,892 metric tons (91.2%) were local brand beer sold directly to distributors.

     The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and Sichuan High Worth Brewery during 2000 and 2001 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

     Gross Profit: For the six months ended June 30, 2001, total gross profit was RMB 95,460,826 or 23.9% of total net sales, as compared to total gross profit of RMB 130,367,506 or 22.6% of total net sales for the six months ended June 30, 2000. Gross profit from beer sales decreased by RMB 34,906,680 in 2001 as compared to 2000 primarily as a result of the decrease in the volume of beer sold.

     The Company expects that it will experience pressure on its gross profit margin in 2001 due to a continuing softness in consumer demand for foreign premium beer in China, which the Company believes is attributable to a change in the consumption pattern in China caused in part by the aftereffects of the Asian financial crisis, and increasing competition from foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the six months ended June 30, 2001, selling, general and administrative expenses were RMB 126,604,919 or 31.7% of net sales, consisting of selling expenses of RMB 89,031,026 and general and administrative expenses of RMB 37,573,893. Net of an allowance for doubtful accounts of RMB 15,600,000 for the six months ended June 30, 2001, general and administrative expenses were RMB 21,973,893.

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

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses increased by RMB 2,319,872 or 2.7% in 2001 as compared to 2000, and increased as a percent of net sales, to 22.3% in 2001 from 15.0% in 2000. Selling expenses increased in 2001 as compared to 2000 as a percentage of sales as a result of the decrease in volume of beer sold and due to a change in the method by which advertising and promotional expenses are allocated within the Group. The Company has been continuing its aggressive advertising and promotional programs in an attempt to maintain and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns to support the Company's local brand name beers.

     Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales. Any amounts exceeding these limits are not tax deductible. As a result, during the three months ended June 30, 2001, adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated within the Group, in order that part of the advertising and promotional expenses are borne by the breweries. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the six months ended June 30, 2001, advertising and promotional expenses totaling approximately RMB 13,950,000 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery through the adjustment of ex-factory prices and a change in the allocation method.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operating income. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst

Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the six months ended June 30, 2001 and 2000, the Marketing Company incurred an operating loss of RMB 43,197,677 and RMB 18,261,557, respectively, which reduced consolidated operating income (loss) accordingly. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company will be reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2001. These reallocated costs will be reflected in the operating results of Zhaoqing Brewery and Noble Brewery.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 10,490,900 or 32.3% in 2001 as compared to 2000, and as a percentage of net sales, decreased slightly to 5.5% in 2001 from 5.6% in 2000, respectively, primarily as a result of implementation of cost reduction measures made possible through the pooling of the management office functions among Zhaoqing Brewery, Noble Brewery and the Marketing Company and the reduction of employees through the restructuring program.

     Impairment  of Property, Plant and Equipment and Write-Off of Investment in
Subsidiary: During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment of RMB 2,750,000. Although the Company is currently in negotiations with certain interest parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. As a result, during the six months ended June 30, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

     Restructuring Costs: In May 2001, the Company implemented a restructuring program that eliminated the positions of a total of 504 employees, of which 310 were from Zhaoqing Brewery, 170 were from Noble Brewery and 24 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,087,339 by Zhaoqing Brewery, RMB 8,319,588 by Noble Brewery and RMB 1,233,843 by the Marketing Company. The Company estimates that the positions of another 80 to 90 employees will be eliminated in the near future at a cost of approximately RMB 3,200,000. The Company recorded restructuring costs of RMB 21,321,182 for the six months ended June 30, 2001.

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

     All stock options were issued at not less than fair market value on the date of issuance. The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees (including non-employee directors in 1998) is calculated according to the Black-Scholes option pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB nil and RMB 174,449 of compensation expense for the six months ended June 30, 2001 and 2000, respectively.

     Operating Income (Loss): For the six months ended June 30, 2001, operating loss was RMB 56,439,384 or 14.1% of net sales, as compared to operating income of RMB 552,016 or 0.1% of net sales for the six months ended June 30, 2000. The increase in operating loss is primarily attributable to the substantial decrease in volume of beer sold, the write-off of investment in subsidiary and restructuring costs.

     The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain excessive selling and advertising expenses for the six months ended June 30, 2001 and 2000 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring an operating loss of RMB 43,382,753 and RMB 18,261,557, respectively, which reduced consolidated operating income (loss) accordingly. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company will be reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2001. These reallocated costs will be reflected in the operating results of Zhaoqing Brewery and Noble Brewery.

     Interest Expense: For the six months ended June 30, 2001, interest expense decreased by RMB 1,812,146 or 30.5% to RMB 4,120,729, as compared to RMB 5,932,875 for the six months ended June 30, 2000. Interest expense decreased in 2001 as compared to 2000 as a result of a decrease in the average balance and average interest rate on bank borrowings.

     Income Taxes: The two-year 100% income tax holiday and the three-year 50% income tax reduction for Zhaoqing Brewery expired on December 31, 1997 and December 31, 2000, respectively. Commencing in 2001, the Company is required to pay local income tax at the normal full rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company. Accordingly, for the six months ended June 30, 2001, income tax expense was RMB 1,664,580, as compared to RMB 2,956,331 for the six months ended June 30, 2000.

     Minority Interests: As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2000 and the six months ended June 30, 2001, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interest at June 30, 2001 reflected a debit balance of approximately RMB 6,977,000. Since the minority interest party has no legal obligation to fund this obligation to the Company, the debit balance of approximately RMB 6,977,000 was charged to operations during the six months ended June 30, 2001. The Company expects to continue to charge any future debit balance of the minority interest party to operations.

     Net Income (Loss): Net loss was RMB 35,489,193 for the six months ended June 30, 2001, as compared to net income of RMB 9,235,838 for the six months ended June 30, 2000.

Noble  Brewery:

Three  Months  Ended  June  30,  2001  and  2000  -

     Sales: For the three months ended June 30, 2001 and 2000, net sales were RMB 74,818,863 and RMB 130,056,395, respectively.

     During the three months ended June 30, 2001, Noble Brewery sold 21,923 metric tons of beer to the Marketing Company, as compared to 30,757 metric tons of beer sold to the Marketing Company during the three months ended June 30, 2000. Total beer sold by Noble Brewery to the Marketing Company decreased by 8,834 metric tons or 28.7% in 2001 as compared to 2000, primarily as a result of the general softening of demand for Pabst Blue Ribbon beer in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Zao Yang High Worth Brewery in 2001 had the effect of reducing Noble Brewery's beer sales in 2001.

     Gross Profit: For the three months ended June 30, 2001 and 2000, gross profit was RMB 17,394,149 or 23.2% of net sales and RMB 40,858,943 or 31.4% of net sales, respectively. The decrease in gross profit in 2001 as compared to 2000 was a result of a decrease in net sales and the readjustment of the ex-factory price to allow Noble Brewery to absorb a portion of the Marketing Company's advertising and promotional expenses.

     Selling, General and Administrative Expenses: For the three months ended June 30, 2001, selling, general and administrative expenses totaled RMB 24,302,154 or 32.5% of net sales, consisting of selling expenses of RMB 9,385,153 and general and administrative expenses of RMB 14,917,001. Net of an allowance for doubtful accounts of RMB 7,862,472 for the three months ended June 30, 2001, general and administrative expenses were RMB 7,054,529. For the three months ended June 30, 2000, selling, general and administrative expenses totaled RMB 10,214,668 or 7.9% of net sales, consisting of selling expenses of RMB 726,648 and general and administrative expenses of RMB 9,488,020. Selling expenses consist of warehousing, storage and freight costs as well as certain advertising, promotional and other related marketing expenses allocated from the Marketing Company.

     Restructuring Costs: In May 2001, Noble Brewery implemented a restructuring program and eliminated the positions of 170 employees. For the three months ended June 30, 2001, restructuring and termination expenses were RMB 8,319,588.

     Operating Income: Operating loss was RMB 15,310,387 or 20.5% of net sales for the three months ended June 30, 2001, as compared to operating income of RMB 30,644,275 or 23.6% of net sales for the three months ended June 30, 2000.

     Income Taxes: The two-year 100% income tax holiday and the three-year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery was required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended June 30, 2001, income tax expense was RMB 4,053,316, as compared to RMB 8,216,545 for the three months ended June 30, 2000.

     Net Income (Loss): Net loss was RMB 19,027,420 or 25.4% of net sales for the three months ended June 30, 2001, as compared to net income RMB 22,427,730 or 17.2% of net sales for the three months ended June 30, 2000.

Six  Months  Ended  June  30,  2001  and  2000  -

     Sales: For the six months ended June 30, 2001 and 2000, net sales were RMB 165,142,399 and RMB 264,083,906, respectively.

     During the six months ended June 30, 2001, Noble Brewery sold 43,431 metric tons of beer to the Marketing Company, as compared to 60,570 metric tons of beer sold to the Marketing Company during the six months ended June 30, 2000. Total beer sold by Noble Brewery to the Marketing Company decreased by 17,139 metric tons or 28.3% in 2001 as compared to 2000, primarily as a result of the general softening of demand for Pabst Blue Ribbon beer in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Zao Yang High Worth Brewery in 2001 had the effect of reducing Noble Brewery's beer sales in 2001.

     Gross Profit: For the six months ended June 30, 2001 and 2000, gross profit was RMB 41,799,692 or 25.3% of net sales and RMB 87,782,241 or 33.2% of net sales, respectively. The decrease in gross profit in 2001 as compared to 2000 was a result of a decrease in net sales and the readjustment of the ex-factory price to allow Noble Brewery to absorb a portion of the Marketing Company's advertising and promotional expenses.

     Selling, General and Administrative Expenses: For the six months ended June 30, 2001, selling, general and administrative expenses totaled RMB 31,749,193 or 19.2% of net sales, consisting of selling expenses of RMB 9,829,440 and general and administrative expenses of RMB 21,919,753. Net of an allowance for doubtful accounts of RMB 7,862,472 for the three months ended June 30, 2001, general and administrative expenses were RMB 14,057,281. For the six months ended June 30, 2000, selling, general and administrative expenses totaled RMB 25,135,992 or 9.5% of net sales, consisting of selling expenses of RMB 1,160,778 and general and administrative expenses of RMB 23,975,214. Selling expenses consist of warehousing, storage and freight costs as well as certain advertising, promotional and other related marketing expenses allocated from the Marketing Company.

     Restructuring Costs: In May 2001, Noble Brewery implemented a restructuring program and eliminated the positions of 170 employees. For the six months ended June 30, 2001, restructuring and termination expenses were RMB 8,319,588.

     Operating Income: For the six months ended June 30, 2001, operating income was RMB 1,648,117 or 1.0% of net sales, as compared to operating income of RMB 62,646,249 or 23.7% of net sales for the six months ended June 30, 2000.

     Income Taxes: The two-year 100% income tax holiday and the three-year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery was required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble
Brewery. Accordingly, for the six months ended June 30, 2001, income tax expense was RMB 8,198,660, as compared to RMB 16,797,443 for the six months ended June 30, 2000.

     Net Income (Loss): Net loss was RMB 5,946,867 or 3.6% of net sales for the six months ended June 30, 2001, as compared to net income of RMB 45,848,826 or 17.4% of net sales for the six months ended June 30, 2000.

Consolidated  Financial  Condition  -  June  30,  2001:

     Liquidity  and  Capital  Resources:

     For the six months ended June 30, 2001, the Company's operations provided cash resources of RMB 25,691,308, as compared to RMB 48,887,425 for the six months ended June 30, 2000, primarily as a result of the Company incurring a substantially increased operating loss in 2001 as compared to 2000. The Company's cash balance decreased by RMB 7,241,867 to RMB 83,071,193 at June 30, 2001, as compared to RMB 90,313,060 at December 31, 2000. The Company's net working capital deficit increased by RMB 33,140,440 to RMB 307,872,319 at June 30, 2001, as compared to RMB 274,731,879 at December 31, 2000, resulting in a current ratio at June 30, 2001 of 0.48:1, as compared to 0.49:1 at December 31, 2000.

     Net of an allowance for doubtful accounts of RMB 15,600,000 for the six months ended June 30, 2001 and the effect of deconsolidating the receivables of Jilin Lianli Brewery of RMB 3,962,377, accounts and bills receivable increased by RMB 20,622,040 or 21.0% to RMB 99,370,853 at June 30, 2001, as compared to
RMB 98,311,190 at December 31, 2000, as a result of extended credit terms offered to certain distributors and a slow-down in payments from customers.

     The Company's inventories decreased by RMB 17,758,195 or 35.0% to RMB 32,823,782 at June 30, 2001, as compared to RMB 50,681,977 at December 31, 2000.
The decrease in inventories was mainly due to the Company's efforts to reduce the level of raw materials and finished goods.

     The Company's prepayments, deposits and other receivables increased by RMB 32,941,907 or 122.8% to RMB 59,774,358 at June 30, 2001, as compared to RMB
26,832,451 at December 31, 2000. The increase in prepayments, deposits and other receivables was primarily due to an increase in prepayments related to advertising and promotional programs scheduled by the Marketing Company for activities to be held later in the year.

     Net of the effect of deconsolidating the payables of Jilin Lianli Brewery of RMB 6,770,907, the Company's accounts payable and accrued liabilities increased by RMB 31,008,200 or 18.0% to RMB 200,109,869 at June 30, 2001, as
compared to RMB 172,674,399 at December 31, 2000. The increase in accounts payable was mainly due to the increase in accrued expenses related to advertising and promotional programs and a slow-down in payments to suppliers.

     The amount due to an associated company increased by RMB 64,964,147 or 31.9% to RMB 268,907,043 at June 30, 2001, as compared to RMB 203,942,896 at
December 31, 2000, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the new pooled management structure) to Zhaoqing Brewery as well as other balances arising from recurring intercompany transactions. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases.

     Investing. Net of the effect of deconsolidating the property, plant and equipment of Jilin Lianli Brewery of RMB 24,813,612, additions to property, plant and equipment for the six months ended June 30, 2001 aggregated RMB 2,767,623, which includes approximately RMB 1,200,000 and RMB 1,500,000 for renovation and continuous improvement of Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zao Yang High Worth Brewery and Zhaoqing Brewery during the remainder of 2001 will total approximately RMB 2,000,000, a portion of which is expected to be financed by new bank borrowings.

     Financing. During the six months ended June 31, 2001, the Company repaid RMB 23,000,000 of secured bank loans. The outstanding bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

     Net of the effect of deconsolidating the amount due to related companies by Jilin Lianli Brewery of RMB 12,575,356, the amount due to related companies decreased by RMB 7,700,159 or 27.5% to RMB 7,720,851 at June 31, 2001, as
compared to RMB 27,996,366 at December 31, 2000, and consisted primarily of the payable balances resulting from raw materials purchased from Guangdong Blue Ribbon and its affiliated companies, which obligations are unsecured, interest-free and payable on demand.

     The Company anticipates that its operating cash flow, combined with cash on hand, available bank borrowings, and other external credit sources, and the credit facilities provided by its principal shareholder and affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the remainder of 2001. The Company expects that it will be able to fund expected capital expenditures during the remainder of 2001 with respect to the continuing development of its brewery operations through internal cash flows and external resources, including long-term bank loans and lease financing.

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

      Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange was approximately US$1.00 to RMB 8.3 during 2000 and for the six month ended June 30, 2001.

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

   (b)  Reports  on  Form  8-K  -

        Three  Months  Ended  June  30,  2001:  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CBR  BREWING  COMPANY,  INC.
                                   -----------------------------
                                         (Registrant)



Date:  August  13,  2001      By:  /s/  GUANG-WEI  LIANG
                                   -----------------------------
                                   Guang-wei  Liang
                                   President  and  Director
                                   (Duly  authorized  officer)



Date:  August  13,  2001      By:  /s/  GARY  C.K.  LUI
                                   -----------------------------
                                   Gary  C.K.  Lui
                                   Vice  President  and
                                   Chief  Financial  Officer
                                   (Principal  financial  officer)