Form 10-Q
period 2001-09-30
CBR BREWING CO INC
filed 2001-11-13
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2001


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

Documents incorporated by reference:  None

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES


                                      INDEX



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000

                  Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2001 and 2000

                  Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2001 and 2000

                  Notes to Consolidated Financial Statements (Unaudited) -
                  Three Months and Nine Months Ended September 30, 2001 and 2000


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

CBR BREWING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                         September 30, 2001       December 31, 2000
                                       -----------------------  -----------------------
                                           RMB         USD          RMB         USD
                                       -----------  ----------  -----------  ----------
ASSETS
Current assets:
  Cash                                  78,470,695   9,454,301   90,313,060  10,881,092
  Accounts and bills receivable, net    87,501,788  10,542,384   98,311,190  11,844,722
  Inventories (Note 2)                  42,507,237   5,121,354   50,581,977   6,094,214
  Amounts due from related companies
    (Note 5)                             1,269,282     152,926      623,798      75,156
  Prepayments, deposits and other
    receivables                         68,754,387   8,283,661   26,832,451   3,232,825
                                       -----------  ----------  -----------  ----------

  Total current assets                 278,503,389  33,554,626  266,662,476   32,128,00

Interest in an associated company
  (Note 3)                             257,123,416  30,978,725  250,310,776  30,157,925

Property, plant and equipment, net
  (Note 4)                             220,825,557  26,605,489  264,532,236  31,871,354

Other non-current assets                 1,753,384     211,251    1,287,747     155,150
                                       -----------  ----------  -----------  ----------

  Total assets                         758,205,746  91,350,091  782,793,235  94,312,438
                                       ===========  ==========  ===========  ==========

                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                          September 30, 2001       December 31, 2000
                                       -----------------------  -----------------------
                                           RMB         USD          RMB         USD
                                       -----------  ----------  -----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                      105,536,192  12,715,204  108,001,585  13,012,239
  Accounts payable and accrued
    liabilities                        196,380,927  23,660,353  172,674,399  20,804,145
  Amounts due to related companies       3,356,816     404,436   27,996,366   3,373,057
  Amount due to an associated
    company (Note 6)                   244,184,374  29,419,805  203,942,896  24,571,433
  Income taxes payable                           -           -    5,656,663     681,526
  Sales taxes payable                   25,568,496   3,080,542   23,122,446   2,785,837
                                       -----------  ----------  -----------  ----------

  Total current liabilities            575,026,805  69,280,340  541,394,355  65,228,237
                                       -----------  ----------  -----------  ----------

Long-term liabilities:
  Bank borrowings                       16,699,543   2,011,993   16,699,543   2,011,993
                                       -----------  ----------  -----------  ----------

  Total long-term liabilities           16,699,543   2,011,993   16,699,543   2,011,993
                                       -----------  ----------  -----------  ----------

Minority interests (Note 8)                      -           -   26,874,874   3,237,936
                                       -----------  ----------  -----------  ----------

Shareholders' equity:
Common stock
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding               4,273         515        4,273         515
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding               2,559         308        2,559         308
Additional paid-in capital             107,361,845  12,935,162  107,361,845  12,935,162
General reserve and enterprise
  development funds                     15,658,349   1,886,548   15,658,349   1,886,548
Retained earnings                       43,452,372   5,235,225   74,797,437   9,011,739
                                       -----------  ----------  -----------  ----------

  Total shareholders' equity           166,479,398  20,057,758  197,824,463  23,834,272
                                       -----------  ----------  -----------  ----------

  Total liabilities and
shareholders' equity                   758,205,746  91,350,091  782,793,235  94,312,438
                                       ===========  ==========  ===========  ==========

        See accompanying notes to the consolidated financial statements.

                                       CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                   Three Months   Nine Months
                                                                                                       Ended         Ended
                                           Three Months Ended             Nine Months Ended        September 30,  September 30,
                                           September 30, 2001             September 30, 2001            2000          2000
                                         ---------------------------  ---------------------------  -------------  -------------
                                              RMB           USD            RMB           USD            RMB            RMB
                                         -------------  ------------  -------------  ------------  -------------  -------------
Sales, including sales to related
  companies of RMB nil and RMB nil
  for the three months and nine months
  ended September 30, 2001,
  respectively, and RMB nil and RMB
  nil for the three months and nine
  months ended September 30, 2000,
  respectively                            181,239,840    21,836,126    591,200,099    71,228,928    196,342,636    787,238,513
Sales taxes                                (5,700,267)     (686,779)   (16,136,351)   (1,944,139)    (5,049,727)   (18,139,898)
                                         -------------  ------------  -------------  ------------  -------------  -------------

Net sales                                 175,539,573    21,149,347    575,063,748    69,284,789    191,292,909    769,098,615
Cost of sales, including inventory
  purchased from related companies of
  RMB 164,872,395 and RMB 481,606,278
  for the three months and nine months
  ended September 30, 2001,
  respectively, and RMB 111,643,314 and
  RMB 396,567,490 for the three months
  and nine months ended September 30,
  2000, respectively; and royalty fee
  paid to a related company of RMB
  1,104,665 and RMB 3,013,126 for the
  three months and nine months ended
  September 30, 2001, respectively,
  and RMB 1,265,346 and RMB 4,447,507
  for the three months and nine months
  ended September 30, 2000,
  respectively                           (110,278,908)  (13,286,616)  (414,342,257)  (49,920,754)  (147,988,358)  (595,426,558)
                                         -------------  ------------  -------------  ------------  -------------  -------------

Gross profit                               65,260,665     7,862,731    160,721,491    19,364,035     43,304,551    173,672,057

Selling, general and administrative
  expenses, including management
  fee paid to a related company of
  RMB nil and RMB nil for the three
  months and nine months ended
  September 30, 2001, respectively,
  and RMB nil and RMB nil for the
  three months and nine months ended
  September 30, 2000, respectively        (57,072,742)   (6,876,235)  (183,677,661)  (22,129,839)   (70,663,171)  (200,304,212)
Impairment of property, plant and
  equipment (Note 4)                                -             -     (2,750,000)     (331,325)             -              -
Write-off of investment in subsidiary
  (Note 4)                                          -             -     (1,224,109)     (147,483)             -              -
Restructuring costs (Note 7)                 (988,054)     (119,043)   (22,309,236)   (2,687,860)             -              -
Fair value of stock options issued
  for services                                      -             -              -             -              -       (174,449)
                                         -------------  ------------  -------------  ------------  -------------  -------------


Operating income (loss)                     7,199,869       867,453    (49,239,515)   (5,932,472)   (27,358,620)   (26,806,604)
Interest expense, including interest
  paid to related companies of
  RMB nil and RMB nil for the three
  months and nine months ended
  September 30, 2001, respectively,
  and RMB nil and RMB nil
  for the three months and nine
  months ended September 30, 2000,
  respectively                             (1,926,718)     (232,135)    (6,047,447)     (728,608)    (2,391,064)    (8,323,939)
                                         -------------  ------------  -------------  ------------  -------------  -------------

Income (loss) before income taxes           5,273,151       635,318    (55,286,962)   (6,661,080)   (29,749,684)   (35,130,543)
Income taxes                                1,624,580       195,733        (40,000)       (4,819)      (665,348)    (3,621,679)
                                         -------------  ------------  -------------  ------------  -------------  -------------

                                  (continued)

                                    CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)

                                                                                                   Three Months   Nine Months
                                                                                                       Ended         Ended
                                           Three Months Ended             Nine Months Ended        September 30,  September 30,
                                           September 30, 2001             September 30, 2001            2000          2000
                                         ---------------------------  ---------------------------  -------------  -------------
                                              RMB           USD            RMB           USD            RMB            RMB
                                         -------------  ------------  -------------  ------------  -------------  -------------

Income (loss) before equity in
  earnings of an associated company         6,897,731       831,051    (55,326,962)   (6,665,899)   (30,415,032)   (38,752,222)

Equity in earnings of an associated
  company                                  (1,253,603)     (151,036)     6,812,639       820,800      8,104,118     26,943,640
                                         -------------  ------------  -------------  ------------  -------------  -------------

Income (loss) before minority
  interests                                 5,644,128       680,015    (48,514,323)   (5,845,099)   (22,310,914)   (11,808,582)
Minority interests (Note 8)                (1,500,000)     (180,723)    17,169,258     2,068,585     14,472,412     13,205,918
                                         -------------  ------------  -------------  ------------  -------------  -------------

Net income (loss)                           4,144,128       499,292    (31,345,065)   (3,776,514)    (7,838,502)     1,397,336
                                         =============  ============  =============  ============  =============  =============


Net income (loss) per common share
  (Note 1)
    - basic and diluted                          0.52          0.06          (3.91)        (0.47)         (0.98)          0.17
                                         =============  ============  =============  ============  =============  =============

Weighted average number of common
  shares outstanding
    - basic and diluted                     8,010,013     8,010,013      8,010,013     8,010,013      8,010,013      8,010,013
                                         =============  ============  =============  ============  =============  =============

        See accompanying notes to the consolidated financial statements.

                         CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended       Nine Months Ended
                                                        September 30, 2001     September 30, 2000
                                                    -------------------------  -------------------
                                                        RMB           USD              RMB
                                                    ------------  -----------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   (31,345,065)  (3,776,514)           1,397,336
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Fair value of stock options issued for
     services                                                 -            -              174,449
   Allowance for doubtful accounts                   18,900,000    2,277,108           15,765,094
   Depreciation and amortization                     22,476,910    2,708,061           26,958,226
   Impairment of property, plant and equipment        2,750,000      331,325                    -
   Write-off of investment in subsidiary              1,224,109      147,483                    -
   Minority interests                               (17,169,258)  (2,068,585)         (13,205,918)
   Equity in earnings of an associated company       (6,812,639)    (820,800)         (26,943,640)
   Dividend received from an associated company               -            -           40,796,520
Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                    (12,052,975)  (1,452,166)         (76,258,024)
   Inventories                                        8,074,740      972,860           24,218,134
   Amounts due from related companies                  (645,484)     (77,769)          (5,110,601)
   Prepayments, deposits and other receivables      (41,921,936)  (5,050,836)           3,148,861
 Increase (decrease) in -
   Accounts payable and accrued liabilities          30,477,436    3,671,980           58,535,215
   Amount due to an associated company               40,241,478    4,848,371           12,584,959
   Income taxes payable                              (5,656,663)    (681,526)           3,621,679
   Sales taxes payable                                2,446,050      294,705           (1,688,111)
                                                    ------------  -----------  -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            10,986,703    1,323,697           63,994,179
                                                    ------------  -----------  -------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment        (6,799,481)    (819,213)         (23,022,274)
                                                    ------------  -----------  -------------------

NET CASH USED IN INVESTING ACTIVITIES                (6,799,481)    (819,213)         (23,022,274)
                                                    ------------  -----------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                               20,534,607    2,474,049           16,074,754
   Repayment of bank borrowings                     (23,000,000)  (2,771,084)                   -
   Repayment of advances from shareholders                    -            -          (36,719,200)
   Decrease in amounts due to related companies     (12,064,194)  (1,453,517)          (1,862,965)
   Repayment of capital lease obligations                     -            -           (2,847,911)
   Payment of cash dividend to minority interests    (1,500,000)    (180,723)         (19,007,510)
                                                    ------------  -----------  -------------------

NET CASH USED IN FINANCING ACTIVITIES               (16,029,587)  (1,931,275)         (44,362,832)
                                                    ------------  -----------  -------------------

Net decrease in cash                                (11,842,365)  (1,426,791)          (3,390,927)
Cash at beginning of period                          90,313,060   10,881,092          106,052,616
                                                    ------------  -----------  -------------------

Cash at end of period                                78,470,695    9,454,301          102,661,689
                                                    ============  ===========  ===================

                See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

High Worth JV holds certain sublicensing rights for Pabst Blue Ribbon beer and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"), and, through a subsidiary, owns a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"). Noble Brewery owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. A subsidiary of Noble China Inc. owns the other 60% interest in Noble Brewery.

In addition, High Worth JV indirectly owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the "Marketing Company"), which conducts the sales, advertising and promotional efforts for the Company's production of Pabst Blue Ribbon beer in China. The remaining 30% interest in the Marketing Company is directly owned by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company, resulting in the Company owning a 42% net interest in the Marketing Company.

In January 1998, the Company, through High Worth JV, established a joint venture company, Zao Yang Blue Ribbon High Worth Brewery Ltd. ("Zao Yang High Worth Brewery"), which is located in Hubei Province, is the third Pabst Blue Ribbon brewing complex in China, and is managed by Zhaoqing Brewery. High Worth JV owns a 55% interest, equivalent to an effective interest of 33%. Zao Yang Brewery, an unaffiliated company in Hubei Province, owns the other 45% interest in Zao Yang High Worth Brewery.

On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%), and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but entitled to share in the profits of Sichuan High Worth Brewery.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

The operations of Jilin Lianli Brewery generated a loss during the year ended December 31, 2000. The Company included its proportionate share of the loss of RMB 4,209,460 in its consolidated results of operations for the year ended December 31, 2000. In addition, the Company recorded a charge to operations of RMB 6,000,000 and RMB 2,750,000 at December 31, 2000 and March 31, 2001,
respectively, related to a provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery. The operations of Jilin Lianli Brewery subsequent to December 31, 2000 consist primarily of nominal costs related to the care and maintenance of the facility. Although the Company has been in negotiations with certain interested parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. During the three months ended June 30, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total RMB 13,788,500 with respect to this investment.

Noble China Inc. is a public company listed on the Toronto Stock Exchange that is the 60% shareholder of Noble Brewery. During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. This pooled management structure is expected to achieve greater efficiency and operating profitability. Although it is anticipated that certain pooled costs will be allocated in proportion to each brewery's respective production capacities, Zhaoqing Brewery, Noble Brewery and the Marketing Company will each remain as legally distinct entities. Once the pooled management structure has begun to function effectively, the management committee will commence a study to evaluate the formation of a new unified company.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


1.   ORGANIZATION  AND  BASIS  OF  PRESENTATION  (continued)

Under the new management team, during May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company. The Company recorded restructuring costs of RMB 988,054 and RMB 22,309,236 for the three months and nine months ended September 30, 2001, respectively.

During November 2001, the Company's controlling shareholder, Shenzhen Huaqiang Holdings Limited, announced that it had acquired an 8.9% equity interest in Noble China Inc. Shenzhen Huaqiang Holdings Limited also announced that it had entered into an agreement to acquire an additional 6.0% equity interest in Noble China Inc., and intended to further increase its equity interest in Noble China Inc. to 19.5%.

The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

BASIS OF PRESENTATION - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. Commencing April 1, 2001, the operations of Jilin Lianli Brewery have been excluded from the Company's consolidated financial statements. The consolidated financial statements include the Marketing Company, as the Company has effective control of the Marketing Company through its board of directors. All material intercompany accounts and transactions are eliminated on consolidation. The consolidated financial statements have been prepared on a going concern basis notwithstanding that the Company has a net current liability position at December 31, 2000 and September 30, 2001. The Company believes that its operating cash flow, combined with cash on hand, bank line of credit and other external credit resources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements through December 31, 2001.

Certain prior period amounts have been reclassified to conform with the current year's presentation.

SEGMENT INFORMATION - As the Company is engaged in only one business, all of which is conducted in China, segment information is not presented.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)

The Company's share capital is denominated in United States dollars ("USD") and the reporting currency is the RMB. For financial reporting purposes, the USD share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

Translation of amounts from RMB into USD for the convenience of the reader has been made at the rate of exchange as quoted by the People's Bank of China on September 30, 2001 of USD1.00 = RMB 8.3. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or at any other certain rate.

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2001 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

NET INCOME (LOSS) PER COMMON SHARE - Basic loss per common share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options, warrants and convertible securities, unless the effect is anti-dilutive (i.e., to reduce loss per common share or increase net income per common share). Common shares issuable upon exercise of stock options were excluded from the calculation of diluted income (loss) per common share for the three months and nine months ended September 30, 2001 and 2000 because they would have been anti-dilutive.

At September 30, 2001, potentially dilutive securities representing 580,000 shares of common stock were outstanding, consisting of stock options to purchase 220,000 shares at prices ranging from $3.87 to $4.26 per share, and 360,000 shares at prices ranging from $0.72 to $0.79 per share.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


2.  INVENTORIES

Inventories consisted of the following at September 30, 2001 and December 31, 2000:

                    September 30, 2001         December 31, 2000
                  ------------------------  ---------------------
                      RMB          USD         RMB         USD
                  -----------  -----------  ----------  ---------
                  (Unaudited)  (Unaudited)

Raw materials      25,265,904    3,044,085  27,082,563  3,262,959
Work in progress    3,903,225      470,268   7,977,375    961,130
Finished goods     13,338,108    1,607,001  15,522,039  1,870,125
                  -----------  -----------  ----------  ---------
                   42,507,237    5,121,354  50,581,977  6,094,214
                  ===========  ===========  ==========  =========

3.  INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment consists of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months and nine months ended September 30, 2001 and 2000 are as follows:

                   Three Months Ended         Nine Months Ended    Three Months Ended   Nine Months Ended
                   September 30, 2001        September 30, 2001    September 30, 2000  September 30, 2000
                ------------------------  -----------------------  ------------------  ------------------
                    RMB          USD          RMB         USD             RMB                RMB
                -----------  -----------  -----------  ----------  ------------------  ------------------

Net sales       83,521,230   10,062,799   248,663,629  29,959,473          96,898,855         360,982,761
                ===========  ===========  ===========  ==========  ==================  ==================
Net income       7,440,993      896,505     1,494,126     180,015          19,635,295          65,484,101
                ===========  ===========  ===========  ==========  ==================  ==================
The Company's
share of net
income (loss)
after
adjustment of
unrealized
intercompany
profit and
other
intercompany
adjustments     (1,253,603)    (151,036)    6,812,639     820,800           8,104,118          26,943,640
                ===========  ===========  ===========  ==========  ==================  ==================

4. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND WRITE-OFF OF INVESTMENT IN SUBSIDIARY

During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery of RMB 2,750,000. Although the Company has been in negotiations with certain interest parties in effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. During the three months ended June 30, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. As of September 30, 2001, the Company has written off a total of RMB 13,788,500 with respect to this investment.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


5.  AMOUNTS DUE FROM RELATED COMPANIES

During the nine months ended September 30, 2001, the Company loaned RMB 2,075,000 and RMB 2,075,000 to Huaqiang Intelligence Technology Limited and Bilibest Industries Limited, respectively, both of which are subsidiaries of Shenzhen Huaqiang Holdings Limited, the Company's controlling shareholder. The loans were unsecured, with interest at 6% per annum, and had terms ranging from six months to nine months. During the three months and nine months ended September 30, 2001, Huaqiang Intelligence Technology Limited repaid RMB 664,000 and RMB 1,411,000, respectively, resulting in a balance of RMB 664,000 at September 30, 2001, which was repaid in October 2001. During the three months ended September 30, 2001, Bilibest Industries Limited repaid in full its loan of RMB 2,075,000.


6.  AMOUNT DUE TO AN ASSOCIATED COMPANY

The amount due to an associated company represents amounts payable to Noble Brewery. Through December 31, 2000, these obligations resulted from the sale of beer products by Noble Brewery to the Marketing Company. Commencing in 2001, the amount due to an associated company also included amounts due to Noble Brewery resulting from the sale of raw materials to Zhaoqing Brewery by Noble Brewery and other recurring intercompany transactions. As of September 30, 2001 and December 31, 2000, the amount due to an associated company was RMB 244,184,374 and RMB 203,942,896, respectively, which was unsecured, interest-free and repayable on demand.


7.  RESTRUCTURING COSTS

During May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company. The Company recorded restructuring costs of RMB 988,054 and RMB 22,309,236 for the three months and nine months ended September 30, 2001, respectively.


8.  MINORITY INTERESTS

As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2000 and the nine months ended September 30, 2001, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at September 30, 2001 reflected an aggregate debit balance. The debit balance at September 30, 2001 of RMB 2,513,517 consisted of the debit balance at June 30, 2001 of RMB 6,977,027, reduced by net income attributable to the minority interests of RMB 4,463,510 for the three months ended September 30, 2001. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 2,513,517 was charged to operations during the nine months ended September 30, 2001. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.

During July 2001, the Board of Directors of High Worth JV declared a partial dividend distribution entitling Holdings to approximately RMB 2,250,000. The minority interest's 40% portion of the dividend totaling RMB 1,500,000 was distributed to Guangdong Blue Ribbon during the three months and nine months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.


Summary of Business Operations and Corporate Structure:

     The Company produces Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China is experiencing a steady overall growth rate, although the growth in the foreign premium beer section has been hindered by the general softening in demand for premium beers and intense competition from several national brewing groups in China. There is a substantial difference in the price at which local or regional brands of beer are sold in China as compared to the price of foreign or premium brands of beer. Generally, a 640 ml. bottle of local or regional beer sells for 1 - 2 RMB, as compared to foreign or premium beer, which sells for 4 - 6 RMB.

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

     SICHUAN HIGH WORTH BREWERY: On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery (46.62%), High Worth JV (15.00%), and Wai Shun Investment Limited (38.38%), an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery"). The total registered and paid up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest was consideration-free but entitled to share in the profits of Sichuan High Worth Brewery.

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

     JILIN LIANLI BREWERY: On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Juetai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). The total registered and paid-up capital of Jilin Lianli Brewery was RMB 25,000,000. March International contributed one new packaging line and the right to use the "Lianli" beer trademark with a total value of RMB 12,750,000 as capital, and received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packaging line was completed in April 2000 and formal operations commenced in May 2000. However, due to weak market response and the inability of the local Chinese partners to honor their working capital commitment, the Company decided to terminate the production and operation of Jilin Lianli Brewery in December 2000, which had been producing local brand beer since May 2000.

     The operations of Jilin Lianli Brewery generated a loss during the year ended December 31, 2000. The Company included its proportionate share of the loss of RMB 4,209,460 in its consolidated results of operations for the year ended December 31, 2000. In addition, the Company recorded a charge to operations of RMB 6,000,000 and RMB 2,750,000 at December 31, 2000 and March 31, 2001, respectively, related to a provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery. The operations of Jilin Lianli Brewery subsequent to December 31, 2000 consist primarily of nominal costs related to the care and maintenance of the facility. Although the Company has been in negotiations with certain interested parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. In June 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

     The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

Overview:

     The year ended December 31, 2000 was a difficult and disappointing year for the Company, with decreased sales, increased costs, a net loss for the first time in several years, reduced cash flows, an increased working capital deficit, and intense competition. These pressures continued during the three months and nine month ended September 30, 2001, and the Company expects these pressures to further continue over the near-term. As a result of strong competition from foreign premium beer and aggressive pricing strategies of some major local breweries, management anticipates that the market demand for high priced foreign premium labels will be stagnant for the remainder of 2001 and 2002 as consumers shift to lower priced beers. The competition among major Chinese breweries to maintain market share is also expected to place continuing pressure on the Company's operating results during the remainder of 2001 and 2002. In response to these factors, the Company commenced an overhaul of its operations and marketing programs through the newly-established management committee and the recruitment of an experienced chief operations manager who joined the Company in February 2001. In addition to pooling the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company in order to maximize internal efficiency, the Company is also implementing plans to broaden its product line through the introduction of new local brand beers and to consolidate its distribution network.

     During May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company. The Company recorded restructuring costs of RMB 988,054 and RMB 22,309,236 for the three months and nine months ended September 30, 2001, respectively.

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

     During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. This pooled management structure is expected to achieve greater efficiency and improved operating profitability. Although certain pooled costs will be allocated in proportion to each brewery's respective production capacities, Zhaoqing Brewery, Noble Brewery and the Marketing Company will each remain as legally distinct entities. Once the pooled management structure has begun to function effectively, the management committee will commence a study to evaluate the formation of a new unified company.

     During November 2001, the Company's controlling shareholder, Shenzhen Huaqiang Holdings Limited, announced that it had acquired an 8.9% equity interest in Noble China Inc. Shenzhen Huaqiang Holdings Limited also announced that it had entered into an agreement to acquire an additional 6.0% equity interest in Noble China Inc., and intended to further increase its equity interest in Noble China Inc. to 19.5%.

Consolidated Results of Operations:

Three Months Ended September 30, 2001 and 2000 -

     Sales: During the three months ended September 30, 2001, net sales of beer products decreased by RMB 15,753,336 or 8.2% to RMB 175,539,573, as compared to RMB 191,292,909 for the three months ended September 30, 2000. The Company sold 39,276 metric tons of beer to distributors in 2001 as compared to 41,430 metric tons of beer in 2000, a decrease of 5.2%. The decrease in net sales of beer products during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was primarily attributable to the decrease in the volume of beer sold, which was a result of a weakening in customer demand in China for foreign premium brands such as Pabst Blue Ribbon beer and increasing competition from local brands. In addition, beginning May 1, 2001, consumption taxes, which are included in sales taxes, and are charged on the basis of the volume of beer produced, were increased for beers selling in excess of RMB 3,000 per metric ton, from RMB 220 per metric ton to RMB 250 per metric ton, an increase of 13.6%, which has also contributed to the decline in net sales.

     Approximately 93.3% and 95.5% of net sales during the three months ended September 30, 2001 and 2000, respectively, were from the sale of products under the Pabst Blue Ribbon brand name.

     During the three months ended September 30, 2001 and 2000, Zhaoqing Brewery sold 11,605 metric tons and 11,285 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. The volume of beer sold by Zhaoqing Brewery to the Marketing Company increased by 320 metric tons or 2.8% from 2000 to 2001.

     During the three months ended September 30, 2001 and 2000, Sichuan Brewery sold nil metric tons and 2,033 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

     During the three months ended September 30, 2001, Zao Yang High Worth Brewery sold 8,165 metric tons of beer, of which 3,282 metric tons (40.2%) were Pabst Blue Ribbon beer sold to the Marketing Company and 4,883 metric tons (59.8%) were local brand beer sold directly to distributors. During the three months ended September 30, 2000, Zao Yang High Worth Brewery sold 4,701 metric tons of beer, of which 421 metric tons (9.0%) were Pabst Blue Ribbon beer sold to the Marketing Company and 4,280 metric tons (91.0%) were local brand beer sold directly to distributors.

     Gross Profit: For the three months ended September 30, 2001, gross profit was RMB 65,260,665 or 37.2% of net sales, as compared to gross profit of RMB 43,304,551 or 22.6% of net sales for the three months ended September 30, 2000, an increase of RMB 21,956,114. Although sales decreased, gross profit and gross margin increased as a result of a reduction in the ex-factory prices charged by Zhaoqing Brewery and Noble Brewery. The ex-factory prices were reduced effective July 1, 2001 in order to compensate the Marketing Company for a portion of budgeted selling and advertising expenses not realized due to the decrease in sales in 2001. Reduced raw material costs and production labor costs, the elimination of Jilin Lianli Brewery, and an improvement in the gross margin obtained by Zao Yang High Worth Brewery also contributed to the improvement in gross profit and gross margin.

     The Company expects that it will experience pressure on its gross profit margin during the remainder of 2001 and 2002 due to a continuing softness in consumer demand for Pabst Blue Ribbon beer in China, which the Company believes is attributable to a change in the consumption pattern in China, and increasing competition from foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the three months ended September 30, 2001, selling, general and administrative expenses were RMB 57,072,742 or 32.5% of net sales, consisting of selling expenses of RMB 42,693,866 and general and administrative expenses of RMB 14,378,876. Net of an allowance for doubtful accounts of RMB 3,300,000 for the three months ended September 30, 2001, general and administrative expenses were RMB 11,078,876.

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

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses decreased by RMB 10,479,856 or 19.7% in 2001 as compared to 2000, and as a percent of net sales, to 24.3% in 2001 from 27.8% in 2000, as a result of a change in the method, effective July 1, 2001, by which the Company calculates the reimbursement by Zhaoqing Brewery and Noble Brewery of selling expenses incurred by the Marketing Company through ex-factory pricing and direct charges. However, since the operations of Noble Brewery are not consolidated with the Company's operations, the reallocation of such costs can have a distortive effect on the Company's consolidated operating expenses and operating ratios. The Company intends to continue its advertising and promotional programs in an attempt to support and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns to support the Company's local brand name beers.

     Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales, respectively. Any amounts exceeding these limits are not tax deductible. As a result, beginning in May 2001, adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated by the Marketing Company, in order that a portion of the advertising and promotional expenses are absorbed by the breweries, which are not subject to the new rule. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the three months ended September 30, 2001, advertising and promotional expenses totaling approximately RMB 26,390,000 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery, with one-third being allocated to Zhaoqing Brewery and two-thirds being allocated to Noble Brewery, either through the adjustment of ex-factory prices or direct absorption.

      Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2001, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the three months ended September 30, 2001, the Marketing Company had operating income of RMB 12,902,210, as compared to an operating loss of RMB 31,162,818 for the three months ended September 30, 2000.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 1,110,573 or 9.1% in 2001 as compared to 2000, and as a percentage of net sales, decreased to 6.3% in 2001 from 6.4% in 2000, respectively, primarily as a result of implementation of cost reduction measures made possible through the pooling of the management office functions among Zhaoqing Brewery, Noble Brewery and the Marketing Company and the reduction of employees through the restructuring program.

     Impairment of Property, Plant and Equipment and Write-Off of Investment in
Subsidiary: During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment of RMB 2,750,000. Although the Company has been in negotiations with certain interest parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. During the three months ended June 30, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

     Restructuring Costs: During May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company. The Company recorded restructuring costs of RMB 988,054 for the three months ended September 30, 2001.

     Operating Income (Loss): For the three months ended September 30, 2001, operating income was RMB 7,199,869 or 4.1% of net sales. For the three months ended September 30, 2000, operating loss was RMB 27,358,620 or 14.3% of net sales.

     Interest Expense: For the three months ended September 30, 2001, interest expense decreased by RMB 464,346 or 19.4% to RMB 1,926,718, as compared to RMB 2,391,064 for the three months ended September 30, 2000. Interest expense decreased in 2001 as compared to 2000 as a result of a decrease in the average balance and average interest rate on bank borrowings

     Income Taxes: The two-year 100% income tax holiday and the three-year 50% income tax reduction for Zhaoqing Brewery expired on December 31, 1997 and December 31, 2000, respectively. Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company. Accordingly, for the three months ended September 30, 2001, income tax benefit was RMB 1,624,580, as compared to income tax expense of RMB 665,348 for the three months ended September 30, 2000.

     Minority Interests: As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2000 and the nine months ended September 30, 2001, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at September 30, 2001 reflected an aggregate debit balance. The debit balance at September 30, 2001 of RMB 2,513,517 consisted of the debit balance at June 30, 2001 of RMB 6,977,027, reduced by net income attributable to the minority interests of RMB 4,463,510 for the three months ended September 30, 2001. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 2,513,517 was charged to operations during the three months ended September 30, 2001. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.

     Net Income (Loss): Net income was RMB 4,144,128 for the three months ended September 30, 2001, as compared to a net loss of RMB 7,838,502 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 and 2000 -

     Sales: During the nine months ended September 30, 2001, net sales of beer products decreased by RMB 194,034,867 or 25.2% to RMB 575,063,748, as compared to RMB 769,098,615 for the nine months ended September 30, 2000. The Company sold 125,105 metric tons of beer to distributors in 2001 as compared to 156,449 metric tons of beer in 2000, a decrease of 20.0%. The decrease in net sales of beer products during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was primarily attributable to the decrease in the volume of beer sold, which was a result of a weakening in customer demand in China for foreign premium brands such as Pabst Blue Ribbon beer and increasing competition from local brands. In addition, beginning May 1, 2001, consumption taxes, which are included in sales taxes, and are charged on the basis of the volume of beer produced, were increased for beers selling in excess of RMB 3,000 per metric ton, from RMB 220 per metric ton to RMB 250 per metric ton, an increase of 13.6%, which has also contributed to the decline in net sales.

     Approximately 93.0% and 94.0% of net sales during the nine months ended September 30, 2001 and 2000, respectively, were from the sale of products under the Pabst Blue Ribbon brand name.

     During the nine months ended September 30, 2001 and 2000, Zhaoqing Brewery sold 32,949 metric tons and 43,712 metric tons of beer, respectively, to the Marketing Company, almost all of which were Pabst Blue Ribbon beer. The total volume of beer sold by Zhaoqing Brewery to the Marketing Company decreased by 10,763 metric tons or 24.6% from 2000 to 2001.

     During the nine months ended September 30, 2001 and 2000, Sichuan Brewery sold nil metric tons and 3,474 metric tons of beer, respectively, to the Marketing Company, all of which were Pabst Blue Ribbon beer.

     During the nine months ended September 30, 2001, Zao Yang High Worth Brewery sold 23,602 metric tons of beer, of which 8,817 metric tons (37.4%) were Pabst Blue Ribbon beer sold to the Marketing Company and 14,785 metric tons (62.6%) were local brand beer sold directly to distributors. During the nine months ended September 30, 2000, Zao Yang High Worth Brewery sold 15,546 metric tons of beer, of which 1,374 metric tons (8.8%) were Pabst Blue Ribbon beer sold to the Marketing Company and 14,172 metric tons (91.2%) were local brand beer sold directly to distributors.

     Gross Profit: For the nine months ended September 30, 2001, gross profit was RMB 160,721,491 or 27.9% of net sales, as compared to gross profit of RMB 173,672,057 or 22.6% of net sales for the nine months ended September 30, 2000, a decrease of RMB 12,950,566. Although sales and gross profit decreased, gross margin increased as a result of a reduction in the ex-factory prices charged by Zhaoqing Brewery and Noble Brewery. The ex-factory prices were reduced effective July 1, 2001 in order to compensate the Marketing Company for a portion of budgeted selling and advertising expenses not realized due to the decrease in sales in 2001, although the effect of this reduction was less pronounced for the nine months ended September 30, 2001 than the three months ended September 30, 2001. Reduced raw material costs and production labor costs, the elimination of Jilin Lianli Brewery, and an improvement in the gross margin obtained by Zao Yang High Worth Brewery also contributed to the improvement in gross margin.

     The Company expects that it will experience pressure on its gross profit margin during the remainder of 2001 and 2002 due to a continuing softness in consumer demand for Pabst Blue Ribbon beer in China, which the Company believes is attributable to a change in the consumption pattern in China, and increasing competition from foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the nine months ended September 30, 2001, selling, general and administrative expenses were RMB 183,677,661 or 31.9% of net sales, consisting of selling expenses of RMB 131,724,892 and general and administrative expenses of RMB 51,952,769. Net of an allowance for doubtful accounts of RMB 18,900,000 for the nine months ended September 30, 2001, general and administrative expenses were RMB 33,052,769.

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

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer in China. Selling expenses decreased by RMB 8,159,984 or 5.8% in 2001 as compared to 2000, but increased as a percent of net sales, to 22.9% in 2001 from 18.2% in 2000, as a result of a change in the method, effective July 1, 2001, by which the Company calculates the reimbursement by Zhaoqing Brewery and Noble Brewery of selling expenses incurred by the Marketing Company through ex-factory pricing and direct charges. The effect of this change in the calculation method was less pronounced for the nine months ended September 30, 2001 than the three months ended September 30, 2001. However, since the operations of Noble Brewery are not consolidated with the Company's operations, the reallocation of such costs can have a distortive effect on the Company's consolidated operating expenses and operating ratios. The Company intends to continue its advertising and promotional programs in an attempt to support and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns to support the Company's local brand name beers.

     Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales, respectively. Any amounts exceeding these limits are not tax deductible. As a result, commencing in May 2001, adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated by the Marketing Company, in order that a portion of the advertising and promotional expenses are absorbed by the breweries, which are not subject to the new rule. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the nine months ended September 30, 2001, advertising and promotional expenses totaling approximately RMB 40,340,000 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery, with one-third being allocated to Zhaoqing Brewery and two-thirds being allocated to Noble Brewery, either through the adjustment of ex-factory prices or direct absorption.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2001, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, the Marketing Company's operating loss decreased by RMB 19,128,908 to RMB 30,295,467 for the nine months ended September 30, 2001, as compared to an operating loss of RMB 49,424,375 for the nine months ended September 30, 2000.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 11,601,473 or 26.0% in 2001 as compared to 2000, and as a percentage of net sales, decreased to 5.7% in 2001 from 5.8% in 2000, respectively, primarily as a result of implementation of cost reduction measures made possible through the pooling of the management office functions among Zhaoqing Brewery, Noble Brewery and the Marketing Company and the reduction of employees through the restructuring program.

      Impairment of Property, Plant and Equipment and Write-off of Investment in subsidiary: During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment of RMB 2,750,000. Although the Company has been in negotiations with certain interest parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. During the nine months ended September 30, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

      Restructuring Costs: During May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company. The Company recorded restructuring costs of RMB 22,309,236 for the nine months ended September 30, 2001.

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

     All stock options were issued at not less than fair market value on the date of issuance. The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes option pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB nil and RMB 174,449 of compensation expense during the nine months ended September 30, 2001 and 2000, respectively.

     Operating Loss: For the nine months ended September 30, 2001, operating loss was RMB 49,239,515 or 8.6% of net sales. For the nine months ended September 30, 2000, operating loss was RMB 26,806,604 or 3.5% of net sales.

     Interest Expense: For the nine months ended September 30, 2001, interest expense decreased by RMB 2,276,492 or 27.3% to RMB 6,047,447, as compared to RMB 8,323,939 for the nine months ended September 30, 2000. Interest expense decreased in 2001 as compared to 2000 as a result of a decrease in the average balance and average interest rate on bank borrowings.

      Income Taxes: The two-year 100% income tax holiday and the three-year 50% income tax reduction for Zhaoqing Brewery expired on December 31, 1997 and December 31, 2000, respectively. Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company. Accordingly, for the nine months ended September 30, 2001, income tax expense was RMB 40,000, as compared to income tax expense of RMB 3,621,679 for the nine months ended September 30, 2000.

      Minority Interests: As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2000 and the nine months ended September 30, 2001, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at September 30, 2001 reflected an aggregate debit balance. The debit balance at September 30, 2001 of RMB 2,513,517 consisted of the credit balance at December 31, 2000 of RMB 26,874,874, reduced by net loss attributable to the minority interests of RMB 29,388,391 for the nine months ended September 30, 2001. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 2,513,517 was charged to operations during the nine months ended September 30, 2001. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.

     Net Income (Loss): Net loss was RMB 31,345,065 for the nine months ended September 30, 2001, as compared to net income of RMB 1,397,336 for the nine months ended September 30, 2000.

Noble Brewery:

Three Months Ended September 30, 2001 and 2000 -

     Sales: For the three months ended September 30, 2001 and 2000, net sales were RMB 83,521,230 and RMB 96,898,855, respectively.

     During the three months ended September 30, 2001, Noble Brewery sold 22,919 metric tons of beer to the Marketing Company, as compared to 24,019 metric tons of beer during the three months ended September 30, 2000. The total volume of beer sold by Noble Brewery to the Marketing Company decreased by 1,100 metric tons or 4.6% in 2001 as compared to 2000, primarily as a result of the general softening of demand for Pabst Blue Ribbon beer in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Zao Yang High Worth Brewery in 2001 had the effect of reducing Noble Brewery's beer sales in 2001.

     Gross Profit: For the three months ended September 30, 2001 and 2000, gross profit was RMB 27,653,831 or 33.1% of net sales and RMB 34,644,384 or 35.8% of net sales, respectively. The decrease in gross profit in 2001 as compared to 2000 was primarily a result of the decrease in net sales and the readjustment of the ex-factory price to allow Noble Brewery to absorb a portion of the Marketing Company's advertising and promotional expenses commencing July 1, 2001.

     Selling, General and Administrative Expenses: For the three months ended September 30, 2001, selling, general and administrative expenses totaled RMB 26,616,043 or 31.9% of net sales, consisting of selling expenses of RMB 21,436,092 and general and administrative expenses of RMB 5,179,951. For the three months ended September 30, 2000, selling, general and administrative expenses totaled RMB 8,754,424 or 9.0% of net sales, consisting of selling expenses of RMB 433,239 and general and administrative expenses of RMB 8,321,185. Selling expenses consist of warehousing, storage and freight costs, as well as certain advertising, promotional and other related marketing expenses allocated from the Marketing Company. The increase in selling expenses in 2001 as compared to 2000 was a result of the reallocation from the Marketing Company of certain advertising and promotional expenses commencing July 1, 2001.

     Restructuring Costs: During the three months ended September 30, 2001, Noble Brewery implemented a restructuring program and eliminated the positions of 7 employees, resulting in restructuring and termination expenses of RMB 410,242.

     Operating Income: For the three months ended September 30, 2001, operating income was RMB 6,623,501 or 7.4% of net sales, as compared to operating income of RMB 25,889,960 or 26.7% of net sales for the three months ended September 30, 2000.

     Income Taxes: The two-year 100% income tax holiday and the three-year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended September 30, 2001, income tax benefit was RMB 6,617,492, as compared to income tax expense of RMB 6,254,665 for the three months ended September 30, 2000.

     Net Income: Net income was RMB 7,440,993 or 8.9% of net sales for the three months ended September 30, 2001, as compared to net income of RMB 19,635,295 or 20.3% of net sales for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 and 2000 -

     Sales: For the nine months ended September 30, 2001 and 2000, net sales were RMB 248,663,629 and RMB 360,982,761, respectively.

     During the nine months ended September 30, 2001, Noble Brewery sold 66,350 metric tons of beer to the Marketing Company, as compared to 84,589 metric tons of beer during the nine months ended September 30, 2000. The total volume of beer sold by Noble Brewery to the Marketing Company decreased by 18,239 metric tons or 21.6% in 2001 as compared to 2000, primarily as a result of the general softening of demand for Pabst Blue Ribbon beer in China. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Sichuan High Worth Brewery and Zao Yang High Worth Brewery in 2001 had the effect of reducing Noble Brewery's beer sales in 2001.

     Gross Profit: For the nine months ended September 30, 2001 and 2000, gross profit was RMB 69,453,523 or 27.9% of net sales and RMB 122,426,625 or 33.9% of net sales, respectively. The decrease in gross profit in 2001 as compared to 2000 was primarily a result of the decrease in net sales and the readjustment of the ex-factory price to allow Noble Brewery to absorb a portion of the Marketing Company's advertising and promotional expenses commencing July 1, 2001.

     Selling, General and Administrative Expenses: For the nine months ended September 30, 2001, selling, general and administrative expenses totaled RMB 58,365,236 or 23.5% of net sales, consisting of selling expenses of RMB 31,265,532 and general and administrative expenses of RMB 27,099,704. Net of an allowance for doubtful accounts of RMB 7,862,472 for the nine months ended September 30, 2001, general and administrative expenses were RMB 19,237,232.
For the nine months ended September 30, 2000, selling, general and administrative expenses totaled RMB 33,890,416 or 9.4% of net sales, consisting of selling expenses of RMB 1,594,017 and general and administrative expenses of RMB 32,296,399. Selling expenses consist of warehousing, storage and freight costs, as well as certain advertising, promotional and other related marketing expenses allocated from the Marketing Company. The increase in selling expenses in 2001 as compared to 2000 was a result of the reallocation from the Marketing Company of certain advertising and promotional expenses commencing July 1, 2001.

     Restructuring Costs: During the nine months ended September 30, 2001, Noble Brewery implemented a restructuring program and eliminated the positions of 177 employees, resulting in restructuring and termination expenses of RMB 8,729,830.

     Operating Income: For the nine months ended September 30, 2001, operating income was RMB 3,075,294 or 1.2% of net sales, as compared to operating income of RMB 88,536,204 or 24.5% of net sales for the nine months ended September 30, 2000.

     Income Taxes: The two-year 100% income tax holiday and the three-year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the nine months ended September 30, 2001, income tax expense was RMB 1,581,168, as compared to income tax expense of RMB 23,052,108 for the nine months ended September 30, 2000.

     Net Income: Net income was RMB 1,494,126 or 0.6% of net sales for the nine months ended September 30, 2001, as compared to net income of RMB 65,484,101 or 18.1% of net sales for the nine months ended September 30, 2000.

Consolidated Financial Condition - September 30, 2001:

     Liquidity and Capital Resources:

     Operating. For the nine months ended September 30, 2001, cash resources provided by the Company's operations decreased by RMB 53,007,476 to RMB 10,986,703, as compared to RMB 63,994,179 for the nine months ended September 30, 2000, primarily as a result of the Company incurring a substantially increased operating loss in 2001 as compared to 2000. The Company's cash balance decreased by RMB 11,842,365 to RMB 78,470,695 at September 30, 2001, as compared to RMB 90,313,060 at December 31, 2000. The Company's net working capital deficit increased by RMB 21,791,537 to RMB 296,523,416 at September 30, 2001, as compared to RMB 274,731,879 at December 31, 2000, resulting in a current ratio of 0.48:1 at September 30, 2001 and at December 31, 2000.

     Net of an allowance for doubtful accounts of RMB 18,900,000 for the nine months ended September 30, 2001, and the effect of deconsolidating the receivables of Jilin Lianli Brewery of RMB 3,962,377, accounts and bills receivable increased by RMB 12,052,975 or 13.8% to RMB 87,501,788 at September 30, 2001, as compared to RMB 98,311,190 at December 31, 2000, as a result of a slowdown in payments from customers and extended credit terms offered to certain distributors.

     The Company's inventories decreased by RMB 8,074,740 or 16.0% to RMB 42,507,237 at September 30, 2001, as compared to RMB 50,581,977 at December 31, 2000. The decrease in inventories was mainly due to the Company's efforts to reduce the level of raw materials and finished goods.

      The Company's prepayments, deposits and other receivables increased by RMB 41,921,936 or 156.2% to RMB 68,754,388 at September 30, 2001, as compared to RMB
26,832,451 at December 31, 2000. The increase in prepayments, deposits and other receivables was primarily due to an increase in prepayments related to future advertising and promotional programs scheduled by the Marketing Company.

     Net of the effect of deconsolidating the payables of Jilin Lianli Brewery of RMB 6,770,907, the Company's accounts payable and accrued liabilities increased by RMB 30,477,436 or 17.6% to RMB 196,380,927 at September 30, 2001,
as compared to RMB 172,674,399 at December 31, 2000. The increase in accounts payable was mainly due to a slowdown in payments to suppliers, and the increase in accrued expenses related to advertising and promotional programs.

      The amount due to an associated company increased by RMB 40,241,478 or 19.7% to RMB 244,184,374 at September 30, 2001, as compared to RMB 203,942,896 at December 31, 2000, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the new pooled management structure) to Zhaoqing Brewery as well as other balances arising from recurring intercompany transactions. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases.

      Investing. Net of the effect of deconsolidating the property, plant and equipment of Jilin Lianli Brewery of RMB 24,813,612, additions to property, plant and equipment for the nine months ended September 30, 2001 aggregated RMB 6,799,481, which includes approximately RMB 3,900,000 and RMB 2,900,000 for renovation and continuous improvement of Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zao Yang High Worth Brewery and Zhaoqing Brewery during the remainder of 2001 will total approximately RMB 1,000,000, a portion of which is expected to be financed by new bank borrowings.

     Financing. During the nine months ended September 31, 2001, the Company's secured bank loans decreased by RMB 2,465,393, reflecting new borrowings of RMB 20,534,607 and repayments of RMB 23,000,000. The outstanding bank loans bear interest at fixed rates ranging from 8.4% to 9.6%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

     Net of the effect of deconsolidating the amount due to related companies by Jilin Lianli Brewery of RMB 12,575,356, the amount due to related companies decreased by RMB 12,064,194 or 43.1% to RMB 3,356,816 at September 31, 2001, as compared to RMB 27,996,366 at December 31, 2000, and consisted primarily of the payable balances resulting from raw materials purchased from Guangdong Blue Ribbon and its affiliated companies, which obligations are unsecured, interest-free and payable on demand.

     The Company anticipates that its operating cash flow, combined with cash on hand, available bank borrowings, and other external credit sources, and the credit facilities provided by its principal shareholder and affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the near-term. The Company expects that it will be able to fund expected capital expenditures during the remainder of 2001 with respect to the continuing development of its brewery operations through internal cash flows and external resources, including long-term bank loans and lease financing.


Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statement presentation or disclosures.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on the Company's financial statement presentation and disclosures.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective January 1, 2003. The Company is currently assessing, but has not yet determined, the impact of SFAS 143 on the Company's financial statement presentation and disclosures.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS 144 on the Company's financial statement presentation and disclosures.

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

                           PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K -

          Three Months Ended September 30, 2001:  None.

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



                                   CBR BREWING COMPANY, INC.
                                   -------------------------
                                         (Registrant)



Date:  November 9, 2001       By:  /s/ GUANG-WEI LIANG
                                   -----------------------------
                                   Guang-wei Liang
                                   President and Director
                                   (Duly authorized officer)



Date:  November 9, 2001       By:  /s/ GARY C.K. LUI
                                   -----------------------------
                                   Gary C.K. Lui
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal financial officer)