Form 10-K
period 2001-12-31
CBR BREWING CO INC
filed 2002-04-16
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 2002, the Company had 5,010,013 shares of Class A common stock and 3,000,000 shares of Class B common stock issued and outstanding.

     As of March 31, 2002, the aggregate market value of the issuer's outstanding Class A common stock held by non-affiliates on March 31, 2002, computed by reference to the average of the closing bid and ask prices, was US$447,003.

     Documents incorporated by reference:  None.

     Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2001 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

          All of the Company's business operations are located in the PRC and are conducted in Renminbi ("RMB"), which is the currency of China. During the three years ended December 31, 1999, 2000 and 2001, the exchange rate has remained stable at approximately US$1.00 to RMB 8.30.

DESCRIPTION OF BUSINESS

          The Company is engaged in the business of brewing, distributing and marketing Pabst Blue Ribbon beer in China. As of December 31, 2001, the Company owned effective interests of 60%, 24% and 33% in three brewing facilities currently producing Pabst Blue Ribbon beer in China, all of which are managed by the Company. The Company is also presently responsible for the marketing and sale in China of Pabst Blue Ribbon beer produced by the three brewing facilities. In 2000, the Company owned an effective interest of 9% in a fourth brewing facility. However during April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partner, resulting in an agreement to withdraw from the fourth brewing facility. In 2000, the Company, through Holdings, also owned a 51% effective interest in a fifth brewing facility producing local brand beer, but the production and operation of this brewery was formally terminated in December 2000. The Company wrote off the investment in this brewery during 2001.

          China is currently ranked as the second largest beer producer and consumer in the world behind the United States. The management of the Company believes that Pabst Blue Ribbon beer is one of the leading foreign labels sold in China, both in number of units sold and total sales. Pabst Blue Ribbon is considered a premium brand in China, along with such other labels as Tsingtao, Carlsberg, Miller, Budweiser, Coors and San Miguel.

          The Company produces Pabst Blue Ribbon beer in China to avoid import tariffs that range as high as 120%. The majority of the production is mainly concentrated in two breweries located at Zhaoqing City, which is approximately 100 miles from Hong Kong in the Guangdong Province of China. Pabst US provides quality control assistance to the Company on a regular basis. The Company markets Pabst Blue Ribbon beer in all major provinces in China. The Company currently maintains offices in Beverly Hills, California, Hong Kong and the City of Zhaoqing.

          High Worth JV holds certain licensing rights for Pabst Blue Ribbon beer (see "PABST LICENSING ARRANGEMENTS AND TRADEMARKS") and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"), and, through a subsidiary, a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"). Noble Brewery owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. A subsidiary of Noble China, Inc., a company whose stock is traded on the Toronto Stock Exchange, owns the other 60% interest in Noble Brewery (see "THE JOINT VENTURE COMPANIES").

          Noble China Inc. has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it had paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales. Recently, Noble China Inc. has publicly reported that it was experiencing certain financial difficulties, and that if such difficulties continued into the first half of 2002, it would soon face insolvency and be forced to consider several alternatives.

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

          High Worth JV also indirectly owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the "Marketing Company"), which conducts the sales, advertising and promotional efforts for the Company's production of Pabst Blue Ribbon beer in China. The remaining 30% interest in the Marketing Company is directly owned by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company (see "MARKETING AND OPERATIONS - SUMMARY OF OPERATIONS"), resulting in the Company owning a 42% net interest in the Marketing Company.

          In January 1998, the Company, through High Worth JV, established a joint venture company, Zao Yang Blue Ribbon High Worth Brewery Limited ("Zao Yang High Worth Brewery"), which is located in Hubei Province, is the third Pabst Blue Ribbon brewing complex in China and is managed by Zhaoqing Brewery. High Worth JV owns a 55% interest, equivalent to an effective interest of 33%. Zao Yang Brewery, an unaffiliated company in Hubei Province, owns the other 45% interest in Zao Yang High Worth Brewery (see "MARKETING AND OPERATIONS - INVESTMENT IN NEW BREWERY" and "THE JOINT VENTURE COMPANIES").

          Pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery was formally restructured into a new joint venture company and is the fourth Pabst Blue Ribbon brewing complex in China. On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery, High Worth JV and Wai Shun Investment Limited, an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery").

          During April 2001, as result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. The Company expects that Sichuan High Worth Brewery will be dissolved pending the approval of the local government authorities. This transaction is not expected to have any impact on the Company's results of operations or financial position, since the sales of Sichuan High Worth Brewery in the Sichuan region are being reallocated between Zhaoqing Brewery and Noble Brewery as a result of the interest in Sichuan High Worth Brewery being given up for no consideration.

          On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Jiutai City Brewery and Jilin Province Chuang Xiang Zhi Yie Ltd., both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). March International received a 51% effective interest in Jilin Lianli Brewery. The technical renovation of the existing brewing equipment and the installation of the new packing line was completed in April 2000 and formal operations commenced in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their working capital commitment, the Company decided to terminate the production and operation of Jilin Lianli Brewery in December 2000, which had been producing local brand beer since May 2000.

          The operations of Jilin Lianli Brewery generated a loss during the year ended December 31, 2000. The Company included its proportionate share of the loss of RMB 4,209,460 in its consolidated results of operations for the year ended December 31, 2000. In addition, the Company recorded a charge to operations of RMB 6,000,000 and RMB 2,750,000 at December 31, 2000 and March 31, 2001, respectively, with respect to a provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery. The operations of Jilin Lianli Brewery subsequent to December 31, 2000 consist primarily of nominal costs related to the care and maintenance of the facility. Although the Company has been in negotiations with certain interested parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. During the year ended December 31, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total RMB 13,788,500 with respect to this investment.

          Noble China Inc. is a public company listed on the Toronto Stock Exchange that is the 60% shareholder of Noble Brewery. During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. This pooled management structure is expected to achieve greater efficiency and improved operating profitability. Although certain pooled costs will be allocated in proportion to each brewery's respective production capacities, Zhaoqing Brewery, Noble Brewery and the Marketing Company will each remain as legally distinct entities. The management committee will also commence a study to evaluate the formation of a new unified company.

          Under the new management team, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company. The Company recorded restructuring costs of RMB 22,309,236 for the year ended December 31, 2001.

          During the year ended December 31, 2001, the Company's controlling shareholder, Shenzhen Huaqiang Holdings Limited ("Huaqiang"), announced that it had acquired a 19.6% equity interest in Noble China Inc. Huaqiang is a company controlled by the Province of Guangdong.

          Effective January 10, 2002, Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited ("Lan Wei") acquired from Huaqiang all of its equity interest in the Company. Combined with Lan Wei's prior common stock holdings in the Company, Lan Wei has an approximately 64.3% equity interest in the Company. The transaction has been submitted to PRC governmental authorities for official approval. Lan Wei is company controlled by the City of Zhaoqing.

          Lan Wei expects to further acquire common shares representing an additional approximatly 7.2% equity interest in the Company from a third party in a private transaction in the near future. Management and the board of directors of the Company were changed on January 22, 2002. As part of the transaction, Lan Wei also acquired Huaqiang's 19.6% equity interest in Noble China Inc.

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

SICHUAN HIGH WORTH BREWERY

          Sichuan High Worth Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of Le Shan City, Sichuan Province, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. In April 1997, Sichuan High Worth Brewery commenced production of beer under the Pabst Blue Ribbon label, which is sold to the Marketing Company for resale. During April 2001, as result of continuing operating losses and adverse market conditions the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery (see "PABST LICENSING ARRANGEMENT AND TRADEMARKS - SICHUAN HIGH WORTH BREWERY").

JILIN LIANLI BREWERY

          Jilin Lianli Brewery is situated on a site containing approximately 330,000 square feet and is located within the vicinity of Jiutai City, Jilin Province. The technical renovation process to convert the old brewing facilities of Jilin Lianli brewery into a modern brewing complex was completed in April 2000, and operations commenced in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000.

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

PABST BLUE RIBBON BEER

          Substantially all of the beer currently produced by Noble Brewery and Zhaoqing Brewery is Pabst Blue Ribbon beer. Zao Yang High Worth Brewery currently produces Pabst Blue Ribbon beer as well as "Di Huang Quan" beer.

          There are two products in the portfolio of the Pabst Blue Ribbon breweries: 11-degree light processed beer and draught beer. The 11-degree light processed beer is the primary product of the breweries, and is packaged in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans. The draught beer is sold only in kegs.

          Sales of the 11-degree light processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 3.0%, 52.8%, 6.5%, nil% and 35.0%, respectively, of the sales volume of the Company in 2001.

          Sales of the 11-degree light processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 4.0%, 45.8%, 4.6%, 0.1% and 44.4%, respectively, of the sales volume of the Company in 2000.

          During April 2001 the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. In 2001, the Marketing Company distributed 3,224 metric tons of Pabst Blue Ribbon beer produced by Sichuan High Worth Brewery, which represented 2.1% of the Company's total sales volume in 2001. In 2000, the Marketing Company distributed 7,870 metric tons of Pabst Blue Ribbon beer produced by Sichuan High Worth Brewery, which represented 4.6% of the Company's total sales volume in 2000.

          In 2001, the Marketing Company distributed 10,871 metric tons of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery, which represented 7.1% of the Company's total sales volume in 2001. In 2000, the Marketing Company distributed 2,280 metric tons of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery, which represented 1.3% of the Company's total sales volume in 2000.

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

          The Company's highest volume sales for Pabst Blue Ribbon beer have been in the provinces of Guangdong, Fujian and Zhejiang. The Company utilizes a network of regional distributors whose field sales force maintains customer contact and promotes customer satisfaction. Sales of Pabst Blue Ribbon beer were 131,924 metric tons or approximately 1,120,000 barrels in 2001, a 23.4% decrease as compared to 2000. The Company believes that the decrease was attributable, in substantial part, to a softening in demand for higher-priced foreign branded premium beer in China, and the aggressive pricing and promotional strategies adopted by some major state-owned breweries. Sales of Pabst Blue Ribbon beer were 171,785 metric tons or approximately 1,460,000 barrels in 2000, a 9.8% decrease as compared to 1999.

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

          In late 2000, Noble Brewery launched a local brand beer, "Double V", which is priced to suit lower to middle consumer segments.

          Pabst Blue Ribbon beer is targeted at the premium beer market in China while the domestic brand beer produced by Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery is targeted at the non-premium market.

          The following tables present information with respect to the non-consolidated sales and volume of beer sold by Noble Brewery, Zhaoqing Brewery, Zao Yang High Worth Brewery and Jilin Lianli Brewery in 1999, 2000 and 2001. All breweries producing Pabst Blue Ribbon beer sold their Blue Ribbon beer products to the Marketing Company for resale in 1999, 2000 and 2001.

                                                                Net Sales
                              Net Sales       Volume Sold        per Ton
                              ---------       -----------       ---------
                              (RMB'000)      (metric tons)      (RMB'000)

1999:

Noble Brewery                   513,808           118,464             4.3

Zhaoqing Brewery
   Local Brands                   3,281             1,439             2.3
   Pabst Blue Ribbon            253,330            59,212             4.3

Zao Yang High Worth Brewery
   Local Brands                  15,039            12,299             1.2
   Pabst Blue Ribbon             16,677             4,716             3.5

Marketing Company
   Pabst Blue Ribbon            968,139           190,488             5.1


2000:

Noble Brewery
   Local Brands                     654               213             3.1
   Pabst Blue Ribbon            442,438           103,755             4.3

Zhaoqing Brewery
   Local Brands                   2,160               639             3.4
   Pabst Blue Ribbon            224,760            53,169             4.2

Zao Yang High Worth Brewery
   Local Brands                  23,487            17,487             1.3
   Pabst Blue Ribbon              3,617             1,023             3.5

Jilin Lianli Brewery
   Local Brands                   6,710             5,380             1.2

Marketing Company
   Local Brands                     824               219             3.8
   Pabst Blue Ribbon            924,507           171,785             5.4

                                                                Net Sales
                              Net Sales       Volume Sold        per Ton
                              ---------       -----------       ---------
                              (RMB'000)      (metric tons)      (RMB'000)

2001:

Noble Brewery
   Local Brands                   5,540             3,541             1.6
   Pabst Blue Ribbon            314,712            81,291             3.9

Zhaoqing Brewery
   Local Brands                   2,784             1,770             1.6
   Pabst Blue Ribbon            154,889            40,275             3.9

Zao Yang High Worth Brewery
   Local Brands                  28,402            15,935             1.8
   Pabst Blue Ribbon             42,307            10,871             3.9

Marketing Company
   Local Brands                  14,753             5,108             2.9
   Pabst Blue Ribbon            683,431           131,924             5.2


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

RAW MATERIALS

          The primary raw materials utilized in the brewing of beer are malt, husked rice, hops and water. The aggregate cost of the primary raw materials represents approximately 24% of the direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 22% of domestic brand beers. Cost of packaging represents approximately 55% of the total direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 40% of domestic brand beers.

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

CONTAINERS

          All of the beer bottles and cans required by the Company are supplied by local or regional glass and can manufacturers. Currently, there is a recycling bottle program in place and the Company uses both new and recycled bottles and new cans in packaging its beer.


TRANSPORTATION/DISTRIBUTION

          In view of the wide geographic market in China, the Company is constantly reviewing the methods for distributing its malt beverages.

          TRANSPORTATION: During 2001, 8% of the Company's products sold were shipped by rail tank cars from Zhaoqing to distributors throughout Guangdong Province, and 77% were shipped from Zhaoqing by truck (65%) and by boat (12%) directly to distributors throughout China. The remaining 15% of beer products sold were produced by Zao Yang High Worth Brewery and Sichuan High Worth Brewery and were primarily distributed within the Hubei and Sichuan regional markets by truck.

          Domestic brand beers made by Zhaoqing Brewery and Zao Yang High Worth Brewery were primarily transported by trucks and shipped within the regional markets.

          DISTRIBUTION: Delivery of Pabst Blue Ribbon beer to retail markets in Guangdong Province and to the rest of China is accomplished through a network of regional distributors which sell to tobacco and alcohol companies, bars, restaurants and retail stores. The Marketing Company has over 400 distributors and sub-distributors throughout China. Customers with material transaction volume are required to issue bills of exchange from their respective banks to secure payment on the due date. The Marketing Company typically appoints only one distributor in each region (except for a large region in which more than one may be appointed) to ensure that such distributor devotes adequate effort and resources to the development of a broad-based retail distribution network for Pabst Blue Ribbon beer in that distributor's region. These distribution arrangements include flexibility for the Marketing Company to replace distributors or modify its arrangements with existing distributors. No single distributor accounted for more than approximately 5% of barrel sales in 2001.

          During the year ended December 31, 2001, approximately RMB 97,116,320 was allocated to promotional advertising for Pabst Blue Ribbon beer and approximately RMB 68,132,817 was allocated to other specific promotional activities and incentives to distributors. In addition, approximately RMB 7,073,395 was allocated to advertising and promotional activities for other local brand name beer in 2001. Advertising media includes television, radio, billboards, magazines and newspapers. In addition, the Marketing Company provides its distributors with promotional gift items, sales incentive bonuses and volume discounts, and special lucky draw and specific promotional campaigns are held during the year.

MARKETS AND COMPETITION

          With the influx of foreign branded beer into the China market, as well as the aggressive pricing and promotional strategies implemented by some major state-owned breweries, the Company anticipates that competition in the Chinese beer market will continue to be intense in 2002, and additional marketing and advertising efforts will have to be implemented in order to maintain the market leadership of Pabst Blue Ribbon beer.

          MARKETS: The beer market in China has experienced substantial growth in rates of production and demand. However, the industry is largely fragmented and highly regionalized. A key reason for the fragmented industry is the lack of an effective distribution system and the regionalized market. Another reason for the fragmented market is that local breweries are generally small in capacity and lack the financial resources and capability to launch a national distribution network and promotion program.

          Approximately 750 breweries exist in China, of which over 90% are small local breweries that produce non-premium beer for local or regional consumption. Certain Chinese taxes based on volume rather than sales price favor the higher-priced premium beer breweries.

          Management anticipates that the market demand for high-priced foreign premium labels will continue to be stagnant as consumers shift to lower-priced but improved quality local beer products. The competition among major Chinese breweries to maintain market share under the current market conditions is also expected to exert continuing pressure on the Company's operating results during 2002. Management has responded to changing market conditions by consolidating and rationalizing the production and operations of the two major breweries in Zhaoqing through the pooling of management resources, by broadening its product line and expanding its distribution efforts. The Company is taking steps to maintain its premium beer market share and to develop a new range of medium-priced products under separate labels to suit the market's changing needs.

          COMPETITION: Of the brands comprising the premium sector, Tsingtao, Budweiser and Pabst Blue Ribbon are the major market leaders. Tsingtao is the largest brewer of beer in China and is one of the best selling beers in China and the largest brand exported from China. Other companies seeking to develop market share in the Chinese market include Carlsberg, San Miguel, Beck's, Lowenbrau, Heniken, Stroh's, Miller, Foster's, Coor's and Heileman.

CAPITAL INVESTMENT

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

          In 2001, Zao Yang High Worth Brewery and Zhaoqing Brewery spent approximately RMB 8,400,000 and RMB 2,900,000, respectively, for renovating and improving the existing machinery.


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

EMPLOYEES

          During May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. As of December 31, 2001, there were approximately 1,536 employees employed by Zhaoqing Brewery, Noble Brewery, the Marketing Company and Zao Yang High Worth Brewery, categorized as follows:

                                                                     ZAO YANG
                                      ZHAOQING   NOBLE   MARKETING  HIGH WORTH
     FUNCTION                  TOTAL   BREWERY  BREWERY   COMPANY     BREWERY
     --------                  -----  --------  -------  ---------  ----------

 (1) Production                  865       170      460          -         235
 (2) Engineering, Technology
     and Quality Control         107        10       44          -          53
 (3) Management and
     Administration              163        34       37         21          71
 (4) Marketing                   176         -        -        143          33
 (5) Warehouse                   102        17       50          -          35
 (6) Others                      123        26       59         17          21
                               -----  --------  -------  ---------  ----------
     Total                     1,536       257      650        181         448
                               =====  ========  =======  =========  ==========

          In 2001, labor costs (including the cost of benefits) accounted for approximately 7.3%, 6.9% and 7.1% of the total costs of production for Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery, respectively. The Company expects average wage rates of its employees will continue at the same level in 2002 as compared to 2001.

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

SICHUAN HIGH WORTH BREWERY

          Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that allowed High Worth JV to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Prior to the completion of the acquisition of the 51% interest, pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%. Sichuan Brewery was formally restructured into a new joint venture company and is the fourth Pabst Blue Ribbon brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost. The restructuring into Sichuan High Worth Brewery, the new joint venture agreement, the new memorandum of association, and other relevant legal documents were approved by the local government in 1999.

          During April 2001, as result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. The Company expects that Sichuan High Worth Brewery will be dissolved pending the approval of the local government authorities. This transaction is not expected to have any impact on the Company's results of operations or financial position, since the sales of Sichuan High Worth Brewery in the Sichuan region are being reallocated between Zhaoqing Brewery and Noble Brewery as a result of the interest in Sichuan High Worth Brewery being given up for no consideration.

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

RECENT DEVELOPMENTS REGARDING PABST BLUE RIBBON TRADEMARK IN CHINA

          Noble China Inc. is a public company listed on the Toronto Stock Exchange that is the 60% shareholder of Noble Brewery. Noble China Inc. has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it had paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales. Recently, Noble China Inc. has publicly reported that it was experiencing certain financial difficulties, and that if such difficulties continued into the first half of 2002, it would soon face insolvency and be forced to consider several alternatives.

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

          During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. This pooled management structure is expected to achieve greater efficiency and improved operating profitability. Although it is anticipated that certain pooled costs will be allocated in proportion to each brewery's respective production capacities, Zhaoqing Brewery, Noble Brewery and the Marketing Company will each remain as legally distinct entities. The management committee will also commence a study to evaluate the formation of a new unified company.

          The Company's controlling shareholder, Lan Wei, owns a 19.6% equity interest in Noble China Inc., which it acquired in January 2002 as part of the transaction in which it acquired a controlling interest in the Company. The Company's prior controlling shareholder, Huaqiang, acquired this 19.6% equity interest in Noble China Inc. during 2001.


THE JOINT VENTURE COMPANIES

FORMATION OF THE JOINT VENTURE COMPANIES

          In 1992, Zhaoqing Brewery became a member enterprise (affiliate) of Guangdong Blue Ribbon. In June 1993, Zhaoqing Brewery entered into a Joint Venture Agreement with Goldjinsheng Holdings Ltd. ("Goldjinsheng") to form Noble Brewery (the "Noble Joint Venture Agreement"), pursuant to which Goldjinsheng acquired a 60% interest and Zhaoqing Brewery acquired a 40% interest. Goldjinsheng was a wholly-owned subsidiary of Noble China Inc. The term of the joint venture is for 20 years, which may be extended upon the agreement of the two joint venture partners and approval from the applicable Chinese governmental agencies.

          In May 1994, Guangdong Blue Ribbon and Holdings entered into a Joint Venture Agreement providing for the establishment of High Worth JV. The term of the joint venture is 50 years, and is subject to extension by agreement of the parties and approval from the government. Holdings and Guangdong Blue Ribbon acquired 60% and 40% interests, respectively, in High Worth JV.

          In January 1998, High Worth JV and Zao Yang Brewery entered into a Joint Venture Agreement providing for the establishment of Zao Yang High Worth Brewery. The term of the joint venture is 15 years, and is extendable by agreement of the parties and approval from the government.

          On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International, signed a formal Joint Venture Agreement with Jilin Province Jiutai City Brewery and Jilin Province Chuang Xiang Zhi Yie Ltd., both of which are unaffiliated PRC companies, to form Jilin Lianli Brewery. March International received a 51% effective interest in Jilin Lianli Brewery. The Joint Venture Agreement was approved by the local government and formal operations commenced in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000.

          The operations of Jilin Lianli Brewery generated a loss during the year ended December 31, 2000. The Company included its proportionate share of the loss of RMB 4,209,460 in its consolidated results of operations for the year ended December 31, 2000. In addition, the Company recorded a charge to operations of RMB 6,000,000 and RMB 2,750,000 at December 31, 2000 and March 31, 2001, respectively, with respect to a provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery. The operations of Jilin Lianli Brewery subsequent to December 31, 2000 consist primarily of nominal costs related to the care and maintenance of the facility. Although the Company has been in negotiations with certain interested parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. During the year ended December 31, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

OPERATION OF THE JOINT VENTURE COMPANIES

          The establishment and activities of High Worth JV, Noble Brewery and Zao Yang High Worth Brewery are governed by the joint venture laws and regulations of China and the applicable joint venture agreements. Holdings interest in the profits of High Worth JV is in the same proportion (i.e., 60%) as its investment in High Worth JV; Zhaoqing Brewery's interest in the profits of Noble Brewery is in the same proportion (i.e., 40%) as its investment in Noble Brewery; High Worth JV's interest in the profits of Zao Yang High Worth Brewery is in the same proportion (i.e., 55%) as its investment in Zao Yang High Worth Brewery.

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


GOLDJINSHENG AGREEMENT

          A provisional agreement, subject to the approval of the applicable Chinese governmental agencies and the execution of separate definitive agreements with respect to the various matters referred to below, was made among Goldjinsheng, the owner of the remaining 60% interest in Noble Brewery, Zhaoqing Brewery, Noble Brewery, High Worth JV and Guangdong Blue Ribbon on May 10,
1995 (the "Goldjinsheng Agreement") confirming that:

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

          As China was recently admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate the currency conversion restriction, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

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

          The Company's activities in China may by law be subject, in some cases, to administrative review and approval by various national, provincial and local agencies of the Chinese government. While China has promulgated an administrative procedural law permitting redress to the courts with respect to certain administrative actions, this law is largely untested.

          TAX MATTERS. The Company's operations in China are subject to four types of taxes: Income Tax, Value Added Tax ("VAT"), Consumption Tax and other Sales Tax.

          Noble Brewery and High Worth JV are governed by the Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises (the "FIE Law"). Under the current FIE Law, Noble Brewery and High Worth JV were exempt from payment of Income Tax for the first two taxation years in which Noble Brewery and High Worth JV each became profitable. The Income Tax rate for the following three years is reduced by 50% and is thereafter calculated at the full rate. The last year of 50% tax exemption for Noble Brewery was 1998 and for High Worth JV was 2000. The current official Income Tax rate on profits for Noble Brewery is 27% (33% less a 6% temporary reduction provided as an economic incentive by the Chinese government) and for High Worth JV is 33%, unless specifically exempted or reduced by the local authorities.

          Zao Yang High Worth Brewery was established as a China joint venture limited company and is subject to the Income Tax Law of China concerning a Chinese limited company. The current official Income Tax rate on profits for Zao Yang High Worth Brewery is 33%. However, local tax authorities may specifically exempt or reduce the tax rate as an economic incentive.

          In addition to the FIE Law, which is computed on profits, Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery are also subject to two kinds of turnover taxes for their respective sales, the VAT and Consumption Tax. The applicable VAT rate is 17% for brewery products sold in China. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount less VAT paid on purchases made with the relevant supporting invoices. The Consumption Tax rate together with a government surcharge for brewery products was approximately RMB 220 per metric ton. Beginning May 1, 2001, consumption taxes were increased for beers selling in excess of RMB 3,000 per metric ton, to RMB 250 per metric ton. The Consumption Tax is determined on the volume of sales within China. No Consumption Tax is levied on wholesale trading of brewery products, on exported goods or on non-alcoholic beverage products.

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

          On March 15, 1995, the Company changed its name to CBR Brewing Company, Inc.

ITEM 2.   PROPERTIES

          The Company's major facilities are as follows:

FACILITY                      LOCATION                           PRODUCT
--------                      --------                           -------

Noble Brewery                 City of Zhaoqing on a site         Malt Beverages
                              containing approximately
                              135,000 square meters

Zhaoqing Brewery              City of Zhaoqing on a site         Malt Beverages
                              containing approximately
                              131,000 square meters

Zao Yang High Worth           City of Zao Yang on a site         Malt Beverages
Brewery                       containing approximately
                              70,000 square meters



          The facilities of Noble Brewery and Zhaoqing Brewery are well maintained and suitable for their respective operations. The facilities of Zao Yang High Worth Brewery have been modernized and new equipment has been added to convert them into Pabst Blue Ribbon beer production complexes.

          The Company estimates that Zhaoqing Brewery, Noble Brewery and Zao Yang High Worth Brewery operated at approximately 42.0%, 42.4% and 67.0%, respectively, of their theoretical brewing capacities during the year ended December 31, 2001. Annual production capacity can vary due to product mix, packaging mix, market demand and seasonality.


ITEM 3.   LEGAL PROCEEDINGS

          There are no pending or threatened legal proceedings against the Company or its subsidiaries, joint ventures or affiliates, except as described below.

          On April 3, 2002, Noble Brewery was served with an order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB 35,700,000. The court order is related to litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast Property Development Ltd, with respect to Noble China Inc.'s 1994 investment in Shandong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is owned by the brother of Lei Kat Chong, the former chairman of Noble China Inc., and is asserting a total claim against Noble China Inc. of approximately RMB 53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin Holdings Limited, owns a 60% interest in Noble Brewery.

          The court order specified that a total of RMB 53,100,000 was to be retained by Noble Brewery pending resolution of the litigation. Accordingly, in addition to the RMB 35,700,000 of funds frozen, Noble Brewery will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin Holdings Limited of RMB 17,400,000.

          Noble Brewery has engaged legal counsel in the PRC to file a challenge to the court order, but there can be no assurances that this effort will be successful.

          The RMB 35,700,000 of funds frozen by court order will be designated by Noble Brewery as a portion of future dividend distributions payable to Linchpin Holdings Limited. As of December 31, 2001, Linchpin Holdings Limited was entitled to total dividend distributions from the retained earnings of Noble Brewery of RMB 50,300,000.

          Management of Noble Brewery believes that Noble Brewery's operations will not be impaired as a result of the court order freezing a portion of its bank accounts, and that Noble Brewery has adequate working capital resources to fund its current operating requirements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                   PART  II.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a)  Market Information

          The Class A common stock of CBR Brewing Company, Inc. is traded on the OTC Bulletin Board under symbol "CBRB". During 2001 and 2000, trading activity in the Class A common stock was generally limited and sporadic, and should not be deemed to constitute an "established public trading market". There is no trading market for the Class B common stock.

          The following table sets forth the range of closing prices of the Company's Class A common stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth below was obtained from America Online, Inc.

                                        High                 Low
                                       ------               -----
Year Ended December 31, 2001:

Three Months Ended -

March 31, 2001                          $0.55               $0.20
June 30, 2001                            0.60                0.18
September 30, 2001                       0.45                0.18
December 31, 2001                        0.40                0.10

Year Ended December 31, 2000:

Three Months Ended -

March 31, 2000                          $0.56               $0.38
June 30, 2000                            1.00                0.50
September 30, 2000                       0.88                0.53
December 31, 2000                        0.63                0.38



(b)  Holders

          As of March 31, 2002, the Company had 14 shareholders of record with respect to its Class A common stock and three shareholders of record with respect to its Class B common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.


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


(d)  Sales of Unregistered Securities

     The Company did not sell any unregistered securities during the years ended December 31, 1999, 2000 and 2001.

ITEM 6.   SELECTED FINANCIAL DATA

          The following financial data has been derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. All amounts are in RMB. The exchange rate was approximately US$1.00 to RMB 8.30 at December 31, 1997, 1998, 1999, 2000 and 2001.

                                                   CBR Brewing Company, Inc.
(in RMB)                                                and Subsidiaries
                                                   ------------------------
                                                   Years Ended December 31,
                              -----------------------------------------------------------------------
                                   2001         2000          1999          1998           1997
                              -------------  -----------  ------------  -------------  --------------
Consolidated Statement
  of Operations Data:

Sales, net of sales taxes      713,794,599   941,147,545  986,458,832   1,121,007,111   1,169,286,489
Gross profit                   214,858,338   205,979,387  218,202,956     193,523,991     208,326,796
Operating income (loss)        (47,055,065)  (94,288,604)    (412,431)    (24,070,401)     11,214,860
Net income (loss)              (29,277,019)  (28,905,192)  23,655,102      21,391,510      30,762,902

Net income (loss)
  per common share                   (3.66)        (3.61)        2.95            2.67            3.84
Cash dividends declared per
  common share                          -0-           -0-         -0-              -0-            -0-



                                                       As of December 31,
                              --------------------------------------------------------------------
                                   2001         2000          1999          1998          1997
                              ------------  ------------  ------------  ------------  ------------
Consolidated Balance
  Sheet Data:

Net working capital
  deficiency                 (295,884,832) (274,731,879)  (160,971,900) (192,019,443)  (102,725,259)
Total assets                  693,313,494   782,793,235    822,467,276   870,426,327    835,094,540
Long-term liabilities          12,400,211    16,699,543     10,000,000     2,847,911     16,512,851
Advances from shareholders              -             -     36,719,200    50,267,705     73,617,552
Shareholders' equity          168,547,444   197,824,463    226,555,203   202,202,300    178,351,384

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

          The acquisition of Zhaoqing Brewery, including its 40% interest in Noble Brewery, was accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations of Zhaoqing Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments commencing October 31, 1994. For accounting purposes, the acquisition of Holdings by the Company was treated as a recapitalization of Holdings with Holdings as the acquirer (reverse acquisition).

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

          Noble China Inc. is a public company listed on the Toronto Stock Exchange that is the 60% shareholder of Noble Brewery. Noble China Inc. has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it had paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales. Noble China Inc. has publicly reported that it was experiencing certain financial difficulties, and that if such difficulties continued into the first half of 2002, it would soon face insolvency and be forced to consider several alternatives.

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

          During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. This pooled management structure is expected to achieve greater efficiency and improved operating profitability. Although it is anticipated that certain pooled costs will be allocated in proportion to each brewery's respective production capacities, Zhaoqing Brewery, Noble Brewery and the Marketing Company will each remain as legally distinct entities. The management committee will also commence a study to evaluate the formation of a new unified company.

          The Company's controlling shareholder, Lan Wei, owns a 19.6% equity interest in Noble China Inc., which it acquired in January 2002 as part of the transaction in which it acquired a controlling interest in the Company. The Company's prior controlling shareholder, Huaqiang, acquired this 19.6% equity interest in Noble China Inc. during 2001.

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

          Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon that allowed it to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Prior to the completion of the acquisition of the 51% interest, pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, so that the Company had an effective interest of 9%. Sichuan Brewery was formally restructured into a new joint venture company and was the fourth Pabst Blue Ribbon brewing complex in China. High Worth JV was also granted a three-year option to increase its equity interest to 51% at a fixed cost.

          During April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. The Company expects that Sichuan High Worth Brewery will be dissolved pending the approval of the local government authorities. This transaction is not expected to have any impact on the Company's results of operations or financial position, since the sales of Sichuan High Worth Brewery in the Sichuan region are being reallocated between Zhaoqing Brewery and Noble Brewery as a result of the interest in Sichuan High Worth Brewery being given up for no consideration.

          On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International, signed a formal Joint Venture Agreement with Jilin Province Jiutai City Brewery and Jilin Province Chuang Xiang Zhi Yie Ltd., both of which are unaffiliated PRC companies, to form Jilin Lianli Brewery. The total registered and paid-up capital of Jilin Lianli Brewery was RMB 25,000,000. The technical renovation of the existing brewing equipment and the installation of the new packing line was completed in April 2000 and formal operations commenced in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the Company decided to terminate the production and operation of Jilin Lianli Brewery in December 2000, which had been producing local brand beer since May 2000.

          The operations of Jilin Lianli Brewery generated a loss during the year ended December 31, 2000. The Company included its proportionate share of the loss of RMB 4,209,460 in its consolidated results of operations for the year ended December 31, 2000. In addition, the Company recorded a charge to operations of RMB 6,000,000 and RMB 2,750,000 at December 31, 2000 and March 31, 2001, respectively, with respect to a provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery. The operations of Jilin Lianli Brewery subsequent to December 31, 2000 consist primarily of nominal costs related to the care and maintenance of the facility. Although the Company has been in negotiations with certain interested parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. In June 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

          The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

GOING CONCERN:

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2001. As a result of these factors, which are more fully discussed below, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

          During 2001 the Company experienced decreased sales and a net loss for the second successive year, reduced cash flows, diminished working capital, and intense competition. The Company expects that these pressures will continue in 2002, resulting in net losses for the short-term. The Company has implemented an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, the Company implemented a large scale restructuring plan in 2001 in which almost one-third of the work force was eliminated. Although effective control of the Company changed on January 22, 2002 and a new management team has been appointed to operate the Company in 2002, the Company anticipates that the consolidation plan will continue. The Company believes that it has the requisite operating and financial resources to return to profitability in the near future, but there can be no assurances that the Company will be able to do so. Should the Company not return to profitability in the near future, the Company may consider more severe restructuring alternatives.

          The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 2002. In order to finance the continuing capital requirements of the Company, the Company may also utilize additional long-term bank loans or lease financing.


CRITICAL ACCOUNTING POLICIES:

          The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to interest in an associated company, bad debts and income taxes. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

          The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

INTEREST IN AN ASSOCIATED COMPANY

          The Company accounts for its 40% interest in Noble Brewery using the equity method of accounting. As at December 31, 2001, the total value of the Company's interest in Noble Brewery was approximately RMB 259,000,000, representing 37.4% of the Company's total assets. The net sales of Noble Brewery in 2001 decreased by approximately RMB 123,000,000 or 27.8% to RMB 320,000,000 as compared to 2000. The Company's share of net income from Noble Brewery also decreased by approximately RMB 31,000,000 or 77.5% to RMB 9,000,000 as compared to 2000. At December 31, 2001, the net cost of property, plant and equipment of Noble Brewery was approximately RMB 360,000,000, which accounted for 54.8% of the Company's total assets. In assessing the impairment of the property, plant and equipment, Noble Brewery uses assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets. For the year ended December 31, 2001, no impairment charge was recorded with respect to Noble Brewery's property, plant and equipment.

INCOME TAXES

          The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its net deferred tax asset in the future in excess of its recorded amount, an adjustment to the deferred tax asset would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period such determination was made.

IMPAIRMENT OF ASSETS

          The Company's long-lived assets include property, plant and equipment. At December 31, 2001, the net value of property, plant and equipment was RMB 218,000,000, which accounted for 31.5% of the Company's total assets. In assessing the impairment of property, plant and equipment, the Company has to make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets. For the year ended December 31, 2001, an impairment charge of RMB2,750,000 was recorded with respect to property, plant and equipment and a write-off of RMB1,224,109 for the Company's remaining investment in Jilian Lianli Brewery.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

          The Company uses the allowance method to account for uncollectible accounts receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable. This analysis by management is based on prior years' experience as well as an analysis of current economic and business trends. Management expects to continue to update the allowance for doubtful accounts during 2002.

          As of December 31, 2001 and 2000, the Company provided an allowance for doubtful accounts as follows:

                               Percent of accounts
                               receivable included
                               in allowance for
                               doubtful accounts
Accounts Receivable            -------------------
- Days Outstanding             2001           2000
------------------             ----           ----

1 - 180 days                    12%             0%
181 - 360 days                 100%            63%
Greater than 360 days          100%           100%



CONSOLIDATED RESULTS OF OPERATIONS:

YEARS ENDED DECEMBER 31, 2001 AND 2000:

SALES:

          For the year ended December 31, 2001, net sales were RMB 713,794,599, as compared to net sale of RMB 941,147,545 for the year ended December 31, 2000. Approximately 94% and 97% of total sales in 2001 and 2000, respectively, were from the sale of products with the Pabst Blue Ribbon brand name. Approximately 30% of net sales in 2001 were in the form of bills receivable, which are bills of exchange whose acceptances and settlements are handled by banks, with the remaining 70% of net sales in the form of open accounts receivable.

          During the year ended December 31, 2001, net sales of beer products decreased by RMB 227,352,946 or 24.2% to RMB 713,794,599, as compared to RMB 941,147,545 for the year ended December 31, 2000. The Company sold 152,967 metric tons of beer to distributors in 2001 as compared to 195,510 metric tons of beer in 2000, a decrease of 21.8%. The decrease in net sales of beer products during the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily attributable to the decrease in volume of beer sold, which was a result of a weakening in consumer demand for foreign branded premium beers such as Pabst Blue Ribbon beer and increasing competition from other local and foreign premium brands. In addition, beginning May 1, 2001, consumption taxes, which are included in sales taxes, and are charged on the basis of the volume of beer produced, were increased for beers selling in excess of RMB 3,000 per metric ton, from RMB 220 per metric ton to RMB 250 per metric ton, an increase of 13.6%, which has also contributed to the decline in net sales.

          During the year ended December 31, 2001, Zhaoqing Brewery sold 42,045 metric tons of beer, of which 40,275 metric tons (95.8%) were Pabst Blue Ribbon beer and 1,770 metric tons (4.2%) were local brand beer. In 2001, Zhaoqing Brewery sold all the Pabst Blue Ribbon beer produced to the Marketing Company for resale. During the year ended December 31, 2000, Zhaoqing Brewery sold 53,808 metric tons of beer to the Marketing Company, of which 53,169 metric tons (98.8%) were Pabst Blue Ribbon beer and 639 metric tons (1.2%) were local brand beer. Total beer sold by Zhaoqing Brewery decreased by 11,763 metric tons or 21.9% in 2001 as compared to 2000.

          During the years ended December 31, 2001 and 2000, Sichuan Brewery sold 3,224 metric tons and 7,870 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

          During the year ended December 31, 2001, Zao Yang High Worth Brewery sold 26,806 metric tons of beer, of which 10,871 metric tons (40.6%) were Pabst Blue Ribbon beer and 15,935 metric tons (59.4%) were local brand beer. During the year ended December 31, 2001, Zao Yang High Worth Brewery sold all the Pabst Blue Ribbon beer produced to the Marketing Company for resale, and sold the local brand beer to the distributors directly. During the year ended December 31, 2000, Zao Yang High Worth Brewery sold 18,510 metric tons of beer, of which 1,023 metric tons (5.5%) were Pabst Blue Ribbon beer and 17,487 metric tons (94.5%) were local brand beer.

          The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery during 2001 and 2000 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

GROSS PROFIT:

          For the year ended December 31, 2001, total gross profit was RMB 214,858,338 or 30.1% of total net sales, as compared to total gross profit of RMB 205,979,387 or 21.9% of total net sales for the year ended December 31, 2000. Although sales decreased, gross profit and gross margin increased as a result of a reduction in the sales price charged by Noble Brewery. The sales price was reduced effective July 1, 2001 in order to compensate the Marketing Company for a portion of budgeted selling and advertising expenses not realized due to the decrease in sales in 2001. Reduced raw material costs and production labor costs, the elimination of Jilin Brewery, and an improvement in the gross margin obtained by Zao Yang High Worth Brewery also contributed to the improvement in gross profit and gross margin.

          The Company expects that it will experience pressure on its gross profit margin in 2002 as a result of a continuing softness in consumer demand for foreign premium beer in China, which the Company believes is attributable to a change in the consumption pattern in China, and increasing competition from foreign and local premium brand beers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 2001, selling, general and administrative expenses were RMB 233,274,005 or 32.7% of net sales, consisting of selling expenses of RMB 172,322,532 and general and administrative expenses of RMB 60,951,473. Net of the allowance for doubtful accounts of RMB 22,979,523 recorded during 2001, general and administrative expenses were RMB 37,971,950.

          For the year ended December 31, 2000, selling, general and administrative expenses were RMB 294,071,585 or 31.2% of net sales, consisting of selling expenses of RMB 211,002,391 and general and administrative expenses of RMB 83,069,194. Net of the allowance for doubtful accounts of RMB 21,818,226 recorded during 2000, general and administrative expenses were RMB 61,250,968.

          Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses decreased by RMB 38,679,859 or 18.3% in 2001 as compared to 2000, and increased as a percent of net sales, to 24.1% in 2001 from 22.4% in 2000. Selling expenses decreased in 2001 as compared to 2000, both on an absolute basis and as a percentage of sales, as a result of a change in the method, effective July 1, 2001, by which the Company calculates the reimbursement by Zhaoqing Brewery and Noble Brewery of selling expenses incurred by the Marketing Company through beer pricing and direct charges. However, since the operations of Noble Brewery are not consolidated with the Company's operations, the reallocation of such costs can have a distortive effect on the Company's consolidated operating expenses and operating ratios. The Company intends to continue its advertising and promotional programs in an attempt to support and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns to support the Company's local brand name beers.

          Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales, respectively. Any amounts exceeding these limits are not tax deductible. As result, beginning in May 2001, adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated by the Marketing Company, in order that a portion of the advertising and promotional expenses are absorbed by the breweries, which are not subject to the new rule. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the year ended December 31, 2001, advertising and promotional expenses totaling approximately RMB 56,268,475 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery, with one-third being allocated to Zhaoqing Brewery and two-thirds being allocated to Noble Brewery, either through the adjustment of ex-factory prices or direct absorption.

          Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2002, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the years ended December 31, 2001 and 2000, the Marketing Company incurred operating losses of RMB 25,248,517 and RMB 73,587,560, respectively which reduced consolidated operating results accordingly.

          General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 23,279,018 or 38.0% in 2001 as compared to 2000, and as a percentage of net sales, to 5.3% in 2001 from 6.5% in 2000. General and administrative expenses decreased in 2001 as compared to 2000 as a result of implementation of cost reduction measures made possible through the pooling of the management office functions among Zhaoqing Brewery, Noble Brewery and the Marketing Company and the reduction of employees through the restructuring program.

          The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 3.2% of net sales in 2001 as compared to 2.3% of net sales in 2000 as a result of an increase in the average age of accounts receivable outstanding in 2001. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND WRITE-OFF OF INVESTMENT IN
SUBSIDIARY:

          During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the year ended December 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment of RMB 2,750,000. Although the Company has been in negotiations with certain interest parties in an effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached. During the year ended December 31, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

RESTRUCTURING COSTS:

          During May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company. The Company recorded restructuring costs of RMB 22,309,236 for the year ended December 31, 2001.

FAIR VALUE OF STOCK OPTIONS ISSUED FOR SERVICES RENDERED:

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

          All stock options were issued at not less than fair market value on the date of issuance. The stock options were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes option pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB nil and RMB 174,452 of compensation expense in 2001 and 2000, respectively.

OPERATING LOSS:

          For the year ended December 31, 2001, the operating loss was RMB 47,055,065, as compared to an operating loss of RMB 94,288,604 for the year ended December 31, 2000. The decrease in operating loss in 2001 as compared to 2000 is primarily attributable to the decrease in selling, advertising and promotional expenses.

          The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2002, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, the Marketing Company's operating loss decreased by RMB 48,339,043 to RMB 25,248,517 for the year ended December 31, 2001, as compared to RMB 73,587,560 for the year ended December 31, 2000.

INTEREST INCOME AND INTEREST EXPENSE:

          For the year ended December 31, 2001, interest income was RMB 724,375, as compared to interest income of RMB 1,799,932 for the year ended December 31, 2000. The decrease in interest income in 2001 of RMB 1,075,557 or 59.8% as compared to 2000 was primarily the result of a decrease in bank interest rates and a decrease in average bank balances during 2001.

          For the year ended December 31, 2001, interest expense, net of amounts capitalized, was RMB 7,833,887, as compared to RMB 10,728,115 for the year ended December 31, 2000. The decrease in interest expense in 2001 of RMB 2,894,228 or 27.0% as compared to 2000 was primarily the result of a general decrease in bank interest rates and a decrease in the outstanding balance of capital lease obligations during 2001.

INCOME TAXES:

          The two-year income tax holiday and the three-year 50% income tax reduction for High Worth JV expired on December 31, 1997 and December 31, 2000 respectively. Commencing in 2001 High Worth JV is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the year ended December 31, 2001, income tax expense was RMB 40,000. For the year ended December 31, 2000, income tax expense was RMB 4,140,152. Deferred income taxes are based on the liability method prescribed by SFAS No. 109.

          As the Company had elected to treat its subsidiaries and associated company as partnerships beginning in 1997, High Worth Holdings is the ultimate partner in these partnerships. The Company will only be taxed when taxable distributions are received from High Worth Holdings. High Worth Holdings has no current intention of making any income distributions.

MINORITY INTERESTS:

          As a result of the substantial operating losses incurred by the Company during the years ended December 31, 2001 and 2000, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at December 31, 2001 reflected an aggregated debit balance. The debit balance at December 31, 2001 of RMB 1,989,924 consisted of the credit balance at December 31, 2000 of RMB 26,874,874, reduced by net loss attributable to the minority interests of RMB 28,864,798 for the year ended December 31, 2001. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 1,989,924 was charged to operations during the year ended December 31, 2001. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.

NET LOSS:

          For the year ended December 31, 2001, net loss was RMB 29,277,019 (RMB
3.66 per share), as compared to a net loss of RMB 28,905,192 (RMB 3.61 per share) for the year ended December 31, 2000.


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

          Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the respective breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. As a result of these factors, during the years ended December 31, 2000 and 1999, the Marketing Company incurred operating losses of RMB 73,587,560 and RMB 41,639,000, respectively, which reduced consolidated operating results accordingly.

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

FAIR VALUE OF STOCK OPTIONS ISSUED FOR SERVICES RENDERED:

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

OPERATING LOSS:

          For the year ended December 31, 2000, the operating loss was RMB 94,288,604, as compared to an operating loss of RMB 412,431 for the year ended December 31, 1999. The increase in operating loss is primarily attributable to the decrease in volume of beer sold and the increase in selling, advertising and promotional expenses.

          The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. The Marketing Company incurred certain unbudgeted selling and advertising expenses in 2000 and 1999 that were not fully compensated for in the Marketing Company's intra-company pricing structure, resulting in the Marketing Company incurring operating losses of RMB 73,587,560 and RMB 41,639,000, respectively, which reduced consolidated operating results accordingly.

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

INCOME TAXES:

          The two-year income tax holiday for High Worth JV expired on December 31, 1997. During the three-year period from 1998 to 2000, High Worth JV is required to pay local income tax at half of the normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the year ended December 31, 2000, income tax expense was RMB 4,140,152. For the year ended December 31, 1999, income tax expense was RMB 5,444,091. Deferred income taxes are based on the liability method prescribed by SFAS No. 109.

          The Company recorded deferred tax liabilities of RMB 4,413,000 for the year ended December 31, 1996, which represented the temporary differences between the time when dividends are declared by the Company's subsidiaries and associated company and are received by the Company. As the Company had elected to treat its subsidiaries and associated company as partnerships beginning in 1997, High Worth Holdings is the ultimate partner in these partnerships. The Company will only be taxed when taxable distributions are received from High Worth Holdings. High Worth Holdings has no current intention of making any income distributions, and accordingly, the deferred tax liability of RMB 4,413,000 was reversed and recorded as a reduction to income tax expense for the year ended December 31, 1998.

NET INCOME (LOSS):

          For the year ended December 31, 2000, net loss was RMB 28,905,192 (RMB
3.61 per share), as compared to net income of RMB 23,655,102 (RMB 2.95 per share) for the year ended December 31, 1999.

NOBLE BREWERY:

YEARS ENDED DECEMBER 31, 2001 AND 2000:

SALES:

          For the year ended December 31, 2001, net sales were RMB 320,252,142, as compared to net sales of RMB 443,092,393 for the year ended December 31, 2000.

          During the year ended December 31, 2001, Noble Brewery sold 84,832 metric tons of beer, almost all to the Marketing Company. During the year ended December 31, 2000, Noble Brewery sold 103,968 metric tons of beer, almost all to the Marketing Company. Total beer sold decreased by 19,136 metric tons or 18.4% from 2000 to 2001, primarily as a result of the general softening of demand for foreign premium beer in China and the increasing competition from other local and foreign premium brands. In addition, as a result of the regulation of sales by the Marketing Company, which purchases beer from the breweries in accordance with their respective production capacities, the beer produced by Zao Yang High Worth Brewery in 2001 had the effect of reducing Noble Brewery's beer sales in 2001.

GROSS PROFIT:

          For the year ended December 31, 2001, gross profit was RMB 104,089,489 or 32.5% of net sales, as compared to gross profit of RMB 152,008,267 or 34.3% of net sales for the year ended December 31, 2000. The decrease in the gross profit margin of 1.8% in 2001 as compared to 2000 was a result of the decrease in net sales and the readjustment of the sales price to allow Noble Brewery to absorb a portion of the Marketing Company's advertising and promotional expenses commencing July 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 2001, selling, general and administrative expenses were RMB 83,408,864 (26.0% of net sales), consisting of selling expenses of RMB 42,009,433 and general and administrative expenses of RMB 41,399,431. Net of an allowance for doubtful accounts of RMB 14,000,000 for the year ended December 31, 2001, general and administrative expenses were RMB 27,399,431. For the year ended December 31, 2000, selling, general and administrative expenses were RMB 171,174,772 (38.6% of net sales), consisting of selling expenses of RMB 2,293,311 and general and administrative expenses of RMB 168,881,461. Net of an allowance for doubtful accounts of RMB 137,000,000 for the year ended December 31, 2000, general and administrative expenses were RMB 31,881,461. Selling expenses consist of warehousing, storage and freight costs.

          As of December 31, 2001 and 2000, Noble Brewery recorded an allowance for doubtful accounts of RMB 14,000,000 and RMB 137,000,000 respectively. These allowances for doubtful accounts were eliminated in the Company's consolidated financial statements, and had no effect on the Company's consolidated results of operations for the year ended December 31, 2001 and 2000.

          Selling expenses increased by RMB 39,716,122 in 2001 as compared to 2000, and represented 13.1% of net sales in 2001 as compared to 0.5% of net sales in 2000, as a result of a the reallocation from the Marketing Company of certain advertising and promotional expenses commencing July 1, 2001. General and administrative expenses decreased by RMB 127,482,030 or 75.5% in 2001 as compared to 2000, and represented 12.9% of net sales in 2001 as compared to 38.1% of net sales in 2000. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 4,482,030 or 14.1% in 2001 as compared to 2000. General and administrative expenses decreased in 2001 as compared in 2000 primarily as a result of effective cost control measures.

RESTRUCTURING COSTS:

          During the year ended December 31, 2001, Noble Brewery implemented a restructuring program and eliminated the positions of 177 employees, resulting in restructuring and termination expenses of RMB 8,729,830.

OPERATING INCOME (LOSS):

          For the year ended December 31, 2001, operating income was RMB 11,950,795, as compared to an operating loss of RMB 19,166,505 for the year ended December 31, 2000.

INTEREST INCOME AND INTEREST EXPENSE:

          For the year ended December 31, 2001, interest income was RMB 1,042,345, as compared to interest income of RMB 1,141,976 for the year ended December 31, 2000, due primarily to average bank balances and bank deposit interest rates being lower in 2001.

          For the year ended December 31, 2001, interest expense was RMB 106,977, as compared to interest expense of RMB 16,724 for the year ended December 31, 2000, as a result of an increase in discounting bills receivable in 2001.

INCOME TAXES:

          For the year ended December 31, 2001, income tax expense was RMB 6,469,275, which consisted of RMB 3,251,275 for PRC income taxes and RMB 3,218,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. For the year ended December 31, 2000, income tax expense was RMB 31,479,185, which consisted of RMB 28,479,185 for PRC income taxes and RMB 3,000,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery was required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery.

NET INCOME (LOSS):

          For the year ended December 31, 2001, net income was RMB 7,369,305, as compared to a net loss of RMB 46,022,668 for the year ended December 31, 2000.


YEARS ENDED DECEMBER 31, 2000 AND 1999:

SALES:

          For the year ended December 31, 2000, net sales were RMB 443,092,393, as compared to net sales of RMB 513,807,992 for the year ended December 31, 1999.

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


CONSOLIDATED FINANCIAL CONDITION - DECEMBER 31, 2001:

LIQUIDITY AND CAPITAL RESOURCES:

          Operating.   For the year ended December 31, 2001, the Company's
operations provided cash resources of RMB 10,083,167, as compared to RMB 60,222,966 for the year ended December 31, 2000, primarily as a result of a decrease in cash flows related to accounts receivable, inventories, amounts due from related companies and income tax payable, offset in part by an increase in cash flows related to bills receivable and amount due to an associated company. The Company's cash balance decreased by RMB 18,946,580 to RMB 71,366,480 at December 31, 2001, as compared to RMB 90,313,060 at December 31, 2000. The Company's net working capital deficit increased by RMB 21,152,953 to RMB 295,884,832 at December 31, 2001, as compared to RMB 274,731,879 at December 31, 2000, resulting in a current ratio at December 31, 2001 of 0.42:1, as compared to 0.49:1 at December 31, 2000.

          The Company recorded a provision for doubtful accounts of RMB 22,979,523 for the year ended December 31, 2001, as compared to RMB 21,818,226 for the year ended December 31, 2000. As of December 31, 2001 and 2000, the allowance for doubtful accounts was RMB 104,632,067 and RMB 81,652,544, respectively. As a percent of total accounts receivable, the allowance for doubtful accounts was 63.6% and 52.9% at December 31, 2001 and 2000, respectively. Net of an allowance for doubtful accounts of RMB 22,979,523 for the year ended December 31, 2001, and the effect of writing off the receivables of Jilin Lianli Brewery of RMB 3,962,377, accounts receivable increased by RMB 14,248,760 or 19.6% to RMB 59,978,050 at December 31, 2001, as compared to RMB
72,671,190 at December 31, 2000, as a result of a slowdown in payments from customers and the decrease in net sales.

          Bills receivable decreased by RMB 21,175,000 or 82.6% to RMB 4,465,000 at December 31, 2001, as compared to RMB 25,640,000 at December 31, 2000, due to an increase in the endorsement of bills receivable in 2001 to settle payment obligations to Noble Brewery for the purchase of a raw material. As a result, purchases of raw materials from Guangdong Blue Ribbon and its group of companies, as well as amounts due to such related companies, decreased in 2001.

          Net of the effect of the write off of the amount due to related companies by Jilin Lianli Brewery of RMB 12,575,356, the amounts due to related companies decreased by RMB 12,985,433 or 46.4% to RMB 2,435,577 at December 31, 2001, as compared to RMB 27,996,366 at December 31, 2000, and consisted primarily of payable balances resulting from the purchase of packaging materials and expenses paid by Guangdong Blue Ribbon on behalf of the Company.

          Income taxes payable decreased by RMB 5,656,663 or 100.0% to RMB nil at December 31, 2001, as compared to RMB 5,656,663 at December 31, 2000.

          The amount due to an associated company increased by RMB 6,862,322 or 3.4% to RMB 210,805,218 at December 31, 2001, as compared to RMB 203,942,896 at
December 31, 2000, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the new pooled management structure) to Zhaoqing Brewery as well as other balances arising from recurring intercompany transactions. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases.

          Investing. Net of the effect of the write off of the property, plant and equipment of Jilin Lianli Brewery of RMB 24,813,612, additions to property, plant and equipment for the year ended December 31, 2001 aggregated RMB 11,266,668, which includes approximately RMB 8,400,000 and RMB 2,900,000 for renovation and continuous improvement of Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively.

          The Company anticipates that additional capital expenditures in connection with the improvement of production facilities at Zhaoqing Brewery and Zao Yang High Worth Brewery during 2002 will be approximately RMB 9,000,000 and RMB 5,000,000, respectively. The Company believes that it will be able to fund expected capital expenditures through internal cash flow and external resources.

          Financing. During the year ended December 31, 2001, the Company's secured bank loans decreased by RMB 2,465,393, reflecting new borrowings of RMB 121,104,000 and repayments of RMB 123,569,393. The bank loans bear interest at fixed rates ranging from 5.9% to 7.7%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

          On March 20, 2000, the Board of Directors of High Worth Brewery declared a fourth dividend distribution of RMB47,518,776, resulting in RMB 19,007,511 payable to Blue Ribbon Group, which was paid during 2000.

          On January 9, 2001 and June 22, 2001, the Board of Directors of High Worth JV declared the fifth and sixth dividend distribution of RMB 5,250,000 and RMB 3,750,000, respectively, resulting in RMB 3,600,000 payable to Blue Ribbon Group, which was paid during 2001. During the years ended December 31, 2001 and 2000, High Worth JV recorded aggregate dividends to the 40% minority interest holder, Guangdong Blue Ribbon, of RMB 3,600,000 and RMB 19,007,510, respectively.

          During 2000, Noble Brewery declared and paid a dividend relating to earnings for the year ended December 31, 1999, resulting in a dividend to High Worth JV of RMB 40,796,520.

          During the years ended December 31, 2001 and 2000, Guangdong Blue Ribbon and its affiliated companies provided the Company with raw materials financing aggregating approximately RMB nil and RMB 9,600,000, which obligations are unsecured, interest-free and repayable on demand.


NOBLE BREWERY:

          On April 3, 2002, Noble Brewery was served with an order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB 35,700,000. The court order is related to litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast Property Development Ltd, with respect to Noble China Inc.'s 1994 investment in Shandong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is owned by the brother of Lei Kat Chong, the former chairman of Noble China Inc., and is asserting a total claim against Noble China Inc. of approximately RMB 53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin Holdings Limited, owns a 60% interest in Noble Brewery.

          The court order specified that a total of RMB 53,100,000 was to be retained by Noble Brewery pending resolution of the litigation. Accordingly, in addition to the RMB 35,700,000 of funds frozen, Noble Brewery will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin Holdings Limited of RMB 17,400,000.

          Noble Brewery has engaged legal counsel in the PRC to file a challenge to the court order, but there can be no assurances that this effort will be successful.

          The RMB 35,700,000 of funds frozen by court order will be designated by Noble Brewery as a portion of future dividend distributions payable to Linchpin Holdings Limited. As of December 31, 2001, Linchpin Holdings Limited was entitled to total dividend distributions from the retained earnings of Noble Brewery of RMB 50,300,000.

          Management of Noble Brewery believes that Noble Brewery's operations will not be impaired as a result of the court order freezing a portion of its bank accounts, and that Noble Brewery has adequate working capital resources to fund its current operating requirements.

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

          As China has recently been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate the currency conversion restriction, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

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

          Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange was approximately US$1.00 to RMB 8.30 at December 31, 1999, 2000 and 2001.

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


ENVIRONMENTAL MATTERS:

          Management believes that the Company complies with all national and local environmental protection laws and regulations of the PRC. In 1999, 2000 and 2001, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or the competitive position of the Company.


NEW ACCOUNTING PRONOUNCEMENTS:

          In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FASB No. 133"), which requires companies to record derivative financial instruments on their balance sheets as assets or liabilities and measure them at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB No. 125". The Company's adoption of these statements during 2001 did not have any impact on its results of operations or financial position.

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 on July 1, 2001 did not have a significant impact on the Company's financial statements.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact that SFAS No. 142 may have on the Company's financial position and results of operations.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company is reviewing SFAS No. 143 to determine what effect, if any, it will have on the Company's financial position and results of operations.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to the Company effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or the carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not expect implementation of SFAS No. 144 to materially affect its results of operations or financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and exhibits are listed at "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K".

          Selected unaudited 2001 and 2000 quarterly financial information, in RMB, is as follows:

                                              2001               2000
                                         --------------      -----------

THREE MONTHS ENDED MARCH 31:

Sales, net of sales taxes                   212,467,511      296,978,834
Gross profit                                 53,120,430       66,806,706
Operating loss                              (19,043,470)        (223,453)
Net income (loss)                            (8,413,089)       4,754,786
Net income (loss) per common share                (1.05)            0.59

THREE MONTHS ENDED JUNE 30:

Sales, net of sales taxes                   187,056,664      280,826,872
Gross profit                                 42,340,396       63,560,800
Operating income (loss)                     (37,395,914)         775,469
Net income (loss)                           (27,076,104)       4,481,052
Net income (loss) per common share                (3.38)            0.56

THREE MONTHS ENDED SEPTEMBER 30:

Sales, net of sales taxes                    175,539,573     191,292,909
Gross profit                                  65,260,665      43,304,551
Operating income (loss)                        7,199,869     (27,358,620)
Net income (loss)                              4,144,128      (7,838,502)
Net income (loss) per common share                  0.52           (0.98)

THREE MONTHS ENDED DECEMBER 31:

Sales, net of sales taxes                    138,730,851     172,048,930
Gross profit                                  54,136,847      32,307,330
Operating income (loss)                        2,184,450     (67,482,000)
Net income (loss)                              2,068,046     (30,302,528)
Net income (loss) per common share                  0.26           (3.78)

YEAR ENDED DECEMBER 31:

Sales, net of sales taxes                    713,794,599     941,147,545
Gross profit                                 214,858,338     205,979,387
Operating loss                               (47,055,065)    (94,288,604)
Net loss                                     (29,277,019)    (28,905,192)
Net loss per common share                          (3.66)          (3.61)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following tables and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2002, and their positions and offices with the Company. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

          In conjunction with the reorganization of the Company in 1994 and as a result of the distribution by Oriental Win to its shareholders during August 1996 of all of the shares of common stock of the Company that it owned, West Coast Star Enterprises Ltd. became the controlling shareholder of the Company and acquired the right to appoint a majority of the members of the Board of Directors for so long as it held its shares. On January 22, 2002, new directors and officers were appointed when Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Ltd. acquired a controlling interest in West Cost Star Enterprises Ltd.

                                    DIRECTORS

Name                     Age            Date Elected as Director
----                     ---            -------------------------

Daqing Zheng              54                     January 22, 2002
Foqing Lu                 54                     January 22, 2002
Weixiong Zhu              54                     January 22, 2002
Zi-shou Chen              61                         July 1, 1997
Weijian Cao               40                     January 22, 2002
Zihang Niu                53                     January 22, 2002
Michael Xiao Zheng        38                     January 22, 2002


                                 EXECUTIVE OFFICERS

        Date Elected
Name                     Age            Position               as Officer
----                     ---            --------              ------------

Daqing Zheng             54             Chairman and          January 2002
                                        Chief Executive
                                        Officer

Foqing Lu                54             President             January 2002

Zi-shou Chen             61             Vice President        January 2002

Gary C.K. Lui            41             Vice President and      April 1996
                                        Chief Financial
                                        Officer

Michael Xiao Zheng       38             Vice President        January 2002

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

DAQING ZHENG

          Mr. Zheng, Chairman, Chief Executive Officer and a director of the Company, has over 30 years experience in manufacturing. Since the early 1980's, Mr. Zheng has held senior management positions in several enterprises in China which were engaged principally in direct investments. Since 1996, Mr. Zheng has been the General Manager of Zhaoqing City Investment Limited and he has participated extensively in the businesses of those directly invested industries in Zhaoqing City, including the Blue Ribbon Beer business and the manufacturing of aluminum cans. He is currently the Chairman of Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited.

FOQING LU

          Mr. Lu, President and a director of the Company, has over 30 years experience in the Chinese manufacturing sector. Since the early 1990's, Mr. Lu has held senior management positions in several large scale manufacturing enterprises in Zhaoqing City. During the past five years, he has participated extensively in light industrial and manufacturing enterprises investments and has arranged broad cooperation with countries such as Philippines in glass manufacturing enterprises. Mr. Lu is currently the Deputy General Manager and a director of Zhaoqing City Light Industries Group Limited.

WEIXIONG ZHU

          Mr. Zhu, a director of the Company, has over 30 years experience in investing and management industrial enterprises. Since 1986, Mr. Zhu has held senior management positions in various state-owned and sino-foreign joint ventures enterprises. He has extensively participated in numerous investment projects of different manufacturing industries in China, such as the second phase expansion project of Blue Ribbon Beer. Mr. Zhu is currently a Deputy General Manager of Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited.

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

WEIJIAN CAO

         Mr. Cao, a director of the Company, has over 20 years experience in manufacturing industries. Since 1986, Mr. Cao has held senior management positions in various large scale manufacturing enterprises in Zhaoqing City. During the recent years, he has extensively participated in different investing activities in Zhaoqing City including projects involving information technology, biological engineering and machinery manufacture. Mr. Cao is currently the Deputy General Manager of Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited.

ZIHANG NIU

          Mr. Niu, a director of the Company, has over 30 years experience in the manufacturing sector. He was formerly a director, Vice President and Chief Operating Officer of the Company from November 1994 to July 1997. Since 1986, Mr. Niu has been involved in the Blue Ribbon beer business in China and has held senior management positions in enterprises with brewing related businesses. He has participated in the development processes of the Blue Ribbon beer business in Zhaoqing. Mr. Niu is currently the President of Zhaoqing Blue Ribbon Beer Enterprises and the Chairman and General Manager of Guangdong Blue Ribbon Group Limited.

MICHAEL XIAO ZHENG

          Mr. Zheng, Vice President and a director of the Company, graduated from Newport University in the United States with a Master of Business Administration. He held a senior management position with an international shipping company in the United States for two years. In 1993, he served as Senior Manager of Blue Ribbon Group Holdings Company Limited in Hong Kong where he was responsible for financial and investment activities. Prior to joining the Company, Mr. Zheng was a Managing Director of an international investment company based in Hong Kong for six years, which participated in brewery, project investments and Sino-foreign joint ventures. He is currently a fellow of the Canadian Chartered Institute of Finance & Accountancy.

GARY C.K. LUI

          Mr. Lui, Vice-President and Chief Financial Officer of the Company, graduated from the University of Hong Kong with Bachelor of Social Sciences Degree in 1987. After graduation, he worked in the Hong Kong office of the Corporate Recovery Division of Arthur Andersen & Co. for three years. In 1990, he joined a ship building company listed in Hong Kong as the Group Assistant Financial Controller and was the Financial Controller of the Group's major shipyard in Singapore. From 1992 to 1994, Mr. Lui was the General Manager of a private investment company with extensive joint venture projects in Northeastern China. Prior to joining the Company in 1995, Mr. Lui was the Project Controller of a Hong Kong-listed investment company with major investments in Eastern China. Mr. Lui is currently a member of the Association of Chartered Certified Accountants and the Hong Kong Society of Accountants. Mr. Lui obtained his Master's Degree in Applied Finance in 2001.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

          During the year ended December 31, 2001, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid by the Company to its Chairman, President and to its three other most highly compensated executive officers during the last three fiscal years.


                           SUMMARY COMPENSATION TABLE (US$)

Name and                                                             Other
Principal                                                            Annual
Position                 Year        Salary          Bonus        Compensation
--------                 ----       --------        -------       ------------

Jin-Qiang Zhang (1)      2001       $153,600        $12,800         $15,600
Chairman and Chief       2000        153,600         12,800          15,600
Executive Officer        1999            nil         97,067          12,000

Zi-Shou Chen (2)         2001       $ 56,200           $nil         $15,600
                         2000        128,400         10,700          15,600
                         1999        139,100         90,964          12,000

Guang-wei Liang (3)      2001       $135,800        $10,700         $15,600
President                2000          7,200            nil          15,600
                         1999            nil            nil          12,000

John Zhao Li (4)         2001       $103,200         $8,600         $15,600
Vice President           2000        103,200          8,600          15,600
                         1999        111,800         63,253          12,000

Gary C.K. Lui (5)        2001       $132,000        $11,000         $   nil
Vice-President and       2000        105,840          8,820             nil
Chief Financial          1999         98,154          8,179             nil
Officer

------------------

(1) Mr. Zhang was elected as Chief Executive Officer of the Company on May 29, 1999. Mr. Zhang continued as the Chairman and a director of the Company subsequent to that date until January 22, 2002

(2) Mr. Chen was the President of the Company until February 28, 2001. Mr. Chen continued as an executive director of the Company subsequent to that date and he was appointed the Vice President of the Company on January 22, 2002.

(3) Mr. Liang was elected the President of the Company on March 1, 2001 and served in this position until January 22, 2002.

(4) Mr. Li was President of the Company until July 31, 1997. Mr. Li continued as an officer and director of the Company subsequent to that date until January 22, 2002.

(5) Mr. Lui was elected as Vice-President of the Company on January 2, 2001, in addition to his position as Chief Financial Officer.

COMPENSATION AGREEMENTS:

          The Company has not entered into any long-term employment or consulting agreements with its officers or directors.

BOARD OF DIRECTORS:

          During the year ended December 31, 2001, four meetings of the Board of Directors were held. All directors attended at least 75% of all board meetings for which they were eligible to attend. All directors receive compensation of US$1,300 per month for serving on the Board of Directors, which aggregated $93,600 during the year ended December 31, 2001. All directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

         On January 2, 1998 and September 30, 1999, the Board of Directors established a Compensation Committee and an Audit Committee, respectively. As of December 31, 2001, Deng-chen Yin and Lee-Tak Wong were the members of the Compensation Committee and the Audit Committee. On January 22, 2002 and March 25, 2002, Weixiong Zhu and Zihang Niu were appointed, respectively, as members of the Compensation Committee and the Audit Committee.


INDEPENDENT PUBLIC ACCOUNTANTS:

         Deloitte Touche Tohmatsu has served as the Company's independent auditors since 1996. Services provided to the Company and its subsidiaries by Deloitte Touche Tohmatsu during the year ended December 31, 2001 included the audit of the Company's consolidated financial statements, limited reviews of quarterly reports, and services with respect to various tax matters. During the year ended December 31, 2001, Deloitte Touche Tohmatsu invoiced the Company RMB 956,783 for the audit of the Company's financial statements for the year ended December 31, 2000 and for its reviews of the Company's unaudited quarterly financial statements for the year ended December 31, 2001, and RMB 150,230 for the preparation of various income tax returns.

          The Audit Committee of the Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the independence of Deloitte Touche Tohmatsu, and has determined that, in its opinion, they are compatible.


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


          A summary of all stock options granted pursuant to the Plan to directors, officers and employees of the Company during the years ended
December 31, 1998, 1999, 2000 and 2001 are shown below (no options were granted in 1999 or 2001). No options were exercised during the years ended December 31, 1999, 2000 or 2001. The exercise price of all stock options was not less than fair market value on the grant date.

                     Options      Exercise             Annual
                     Granted       Price               Vesting                Expiration
                     (In'000)     (In US$)            Percentage                 Date
Participant         1998  2000  1998   2000      1998          2000        1998       2000
-----------         ----  ----  -----  -----  -----------  -----------  ----------  ---------
Jin-qiang Zhang (3)   40    80    4.26  0.79  50%/25%/25%  50%/25%/25%    12/31/01   12/31/04
Deng-chen Yin (3)     30    65    4.26  0.79  50%/25%/25%  50%/25%/25%    12/31/01   12/31/04
Zi-shou Chen          30    65    3.87  0.72  60%/20%/20%  50%/25%/25%    12/31/05   12/31/04
Guang-wei Liang (3)   30    65    3.87  0.72  60%/20%/20%  50%/25%/25%    12/31/05   12/31/04
John Zhao Li (3)      30    65    3.87  0.72  60%/20%/20%  50%/25%/25%    12/31/05   12/31/04
Lee-tak Wong (3)      30    65    3.87  0.72  60%/20%/20%  50%/25%/25%    12/31/05   12/31/04
Kaicheng Chen (1)     21     -    3.87   --   70%/15%/15%  50%/25%/25%    12/31/05   12/31/04
Wong Yong (1)         21     -    3.87   --   70%/15%/15%  50%/25%/25%    12/31/05   12/31/04
Gary C.K. Lui         21    55    3.87  0.72  70%/15%/15%  50%/25%/25%    12/31/05   12/31/04
Clarence Yip (2)      -      -    3.87  0.72  70%/15%/15%  50%/25%/25%    12/31/05   12/31/04
Cilly Yeung            9    20    3.87  0.72  70%/15%/15%  50%/25%/25%    12/31/05   12/31/04
                    ----  ----
                     262   480
                    ====  ====

------------------------------

(1) Kaicheng Chen and Wong Yong resigned as officers of the Company on January 31, 1999 and March 31, 1999, respectively, and pursuant to the Plan, the stock options previously granted to them were cancelled.

(2) Clarence Yip resigned as employee of the Company on January 31, 2001, and pursuant to the Plan, the stock options previously granted to him were cancelled.

(3) Jin-qiang Zhang, Deng-chen Yin, Guang-wei Liang, John Zhao Li and Lee-tak Wong resigned as directors and/or officers of the Company effective January 22, 2002, and pursuant to the Plan, the respective stock options previously granted to them were cancelled.

          The stock options issued to non-employee directors in 1998 were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes option pricing model and is amortized to expense over the vesting period. As a result, the Company recognized RMB nil, RMB 174,452 and RMB 697,801 of compensation expense in 2001, 2000 and 1999, respectively.

          During the years ended December 31, 1998, 1999, 2000 and 2001, the Company granted stock options to officers of the Company as follows (no options were granted in 1999 or 2001):

                    Number of     Percent of Options         Weighted
                     Options       Granted to Total          Exercise
                    Granted       Options Granted             Price
                    (In '000)
Recipient          1998  2000       1998     2000         1998      2000
---------          ----  ----     -------   -------     --------  --------

Jin-qiang Zhang (2) --    80        --       15.0%        --       US$0.79
Zi-shou Chen        30    65       10.7%     12.5%      US$3.87    US$0.72
John Zhao Li (2)    30    65       10.7%     12.5%      US$3.87    US$0.72
Kaicheng Chen (1)   21    --        7.5%      --        US$3.87      --
Wong Yong (1)       21    --        7.5%      --        US$3.87      --
Gary C.K. Lui       21    55        7.5%     10.6%      US$3.87    US$0.72
                   ---   ---       -----     -----
Total              123   265       43.9%     50.6%
                   ===   ===       =====     =====

---------------------------

(1) Kaicheng Chen and Wong Yong resigned as officers of the Company on January 31, 1999 and March 31, 1999, respectively, and pursuant to the Plan, the stock options previously granted to them were cancelled.

(2) Jin-qiang Zhang and John Zhao Li resigned as directors and officers of the Company effective January 22, 2002, and pursuant to the Plan, the respective stock options previously granted to them were cancelled.

          A summary of stock options granted to the Company's officers as of December 31, 2001 is shown below. No options were exercised during the years ended December 31, 1999, 2000 and 2001.


                      Number of                             Value of
                      Shares of                            Unexercised
                    Common Stock                          in-the-Money
                      Underlying                           Options at
                    Stock Options       Weighted       Fiscal Year-End (1)
                 ------------------     Exercise       --------------------
Recipient        Unvested    Vested      Price         Unvested     Vested
---------        --------    ------     --------       --------     -------

Jin-qiang Zhang  20,000     100,000     US$2.52        US$ nil      US$ nil
Guang-wei Liang  16,250      78,750     US$2.29        US$ nil      US$ nil
Zi-shou Chen     16,250      78,750     US$2.29        US$ nil      US$ nil
John Zhao Li     16,250      78,750     US$2.29        US$ nil      US$ nil
Gary C.K. Lui    13,750      62,250     US$2.29        US$ nil      US$ nil
                -------     -------                    -------      -------
Total            82,500     398,500                    US$ nil      US$ nil
                =======     =======                    =======      =======

-----------------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the Class A common stock of $0.20 per share on December 31, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
DECISIONS:

         The current members of the Compensation Committee and Audit Committee are Zihang Niu and Weixiong Zhu, both of whom are directors of the Company. Daqing Zheng, Foqing Lu, Zi-shou Chen, Weijian Cao and Michael Xiao Zheng are directors of the Company. Daqing Zheng, Weixiong Zhu and Weijian Cao are also officers and/or directors of Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited. Zihang Niu is an officer and director of Guangdong Blue Ribbon Group Limited (see "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT").


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION - YEAR ENDED DECEMBER 31, 2001:

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

          The Compensation Committee also believes that executives should have a substantial equity ownership, both through direct share ownership and through stock options, to provide long-term incentives which link executive compensation to the Company's long-term performance and return to its shareholders. The Company also believes that non-employee directors should have an equity interest in the Company. In that regard, the Company adopted the 1998 Stock Option
Plan.

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

COMPARATIVE SHAREHOLDER RETURN PERFORMANCE GRAPH:

          The graph below compares the cumulative total shareholder return on the Company's Class A common stock against the cumulative total shareholder return on the S & P Corporate - 500 Stock Index, the Nasdaq Composite Index and the shareholder return on the stock of Tsingtao Brewery LDT ("TSGTF"), assuming that US$100 was invested on January 1, 1996 in the Company's Class A common stock and in the stocks comprising the S & P Corporate - 500 Index, the Nasdaq Composite Index and the stock of TSGTF, respectively, and also assuming the reinvestment of all dividends. Tsingtao Brewery LDT is the largest producer of premium brand beer in China, and its stock is traded in Hong Kong, China and on the OTC Bulletin Board in the United States. The Company considers Tsingtao Brewery LDT as its peer group, as it is the only other comparable publicly-traded beer company in China, considering various factors such as industry profile, geographic market, revenues and production capacity. The historical stock price performance of the Company's common stock is not necessarily indicative of future price performance.

Fiscal         S & P
Year          Corporate       Nasdaq         Tsingtao
Ended          - 500         Composite       Brewery        The
December       Stock          Stock            LDT         Company
31,            Index          Index          ("TSGTF")     ("CBRB")
--------      ---------      ---------       ---------     --------

1996            100            100             100            100
1997            131            122              60             38
1998            166            170              40             33
1999            193            306              63             17
2000            175            182              56             13
2001            156            153              69              7


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

          As of March 31, 2002, the Company had a total of 8,010,013 shares of common stock issued and outstanding, consisting of 5,010,013 shares of Class A common stock ($.0001 par value) and 3,000,000 shares of Class B common stock ($.0001 par value). The Class A common stock and Class B common stock are identical, except that the Class A common stock has one vote per share and the Class B common stock has two votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder. All common share amounts reflect the 1-for-22 reverse stock split effective November 22, 1994. There are no other classes of equity securities outstanding.

          The following table sets forth, as of March 31, 2002: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock of the Company beneficially owned, and the percent of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                               Percent of
                                                                Shares of
Name and Address                   Amount and Nature of       Common Stock
of Beneficial Owner                Beneficial Ownership        Outstanding
-------------------                --------------------      --------------

Zhaoqing City Lan Wei                    5,568,000 (1)                69.5
  Alcoholic Beverage
  (Holdings) Limited
Qin Tian Road, Zhaoqing City
People's Republic of China

Redcliffe Holdings Ltd.                  1,392,000 (2)                17.4
c/o Suite 2002, Fairmont House
8 Cotton Tree Drive
Hong Kong

Daqing Zhang (1) (4)                             -                       -

Foqing Lu (4)                                    -                       -

Weixiong Zhu (1) (4)                             -                       -

Zi-shou Chen (4)                            78,750 (3)                  .9

Weijian Cao (1) (4)                              -                       -

Zihang Niu (4)                                   - (5)

Michael Xiao Zheng (4)                           -                       -

Gary C.K. Lui (4)                           62,250 (3)                  .8

All Directors and                          141,000 (3)                 1.7
Executive Officers
as a Group (8 persons)

-----------------------

(1) Consists of 4,176,000 shares owned by West Coast Star Enterprises Ltd. ("West Coast") and 1,392,000 shares owned by Top Link Development Limited (including 3,168,000 shares of Class A common stock and 2,400,000 shares of Class B common stock), which were previously controlled by Shenzhen Huaqiang Holdings Limited ("SHHL"). West Coast and Top Link are beneficially owned 80% and 100%, respectively, by SHHL, which is a state-owned enterprise in China. On January 22, 2002, Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited ("Lan Wei") acquired from SHHL all of its equity interest in the Company. On February 15, 2002, the 1,392,000 shares owned by Top Link Development Limited were transferred to Rich & Prosper Ltd., a holding company beneficially controlled by Lan Wei, pending the completion of formal transfer documentation.

     In addition, Lan Wei, through Rich & Prosper Ltd. has entered into a private agreement in February 2002 to purchase an additional 579,500 class A common shares of the Company, representing approximately 7.23% of the issued equity interest of the Company. Accordingly, upon completion of the transfer, the total number of shares beneficially held by Lan Wei will be 6,147,500 shares, representing a 76.7% equity interest in the Company.

     Daqing Zhang, Weixiong Zhu and Weijian Cao are directors or officers of Lan Wei.

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

(4) The address of each such person is c/o the Company, 23/F., Hang Seng Causeway Bay Building, 28 Yee Wo Street, Causeway Bay, Hong Kong.

(5) Mr. Niu is a minority shareholder of West Coast, but disclaims any beneficial ownership of the shares held by West Coast.


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

NOBLE BREWERY

          During the years ended December 31, 2001 and 2000, the Company purchased for resale beer products from Noble Brewery aggregating RMB 341,080,358 and RMB 466,532,300, respectively. During the year ended December 31, 2001, the Company also purchased beer products from Noble Brewery aggregating RMB 91,015,274, an amount representing the direct variable cost of producing these beer products, and sold to Noble Brewery raw materials totaling RMB 22,575,757, pursuant to a centralized purchasing system installed by the new pooled management structure. As of December 31, 2001 and 2000, RMB 210,805,218 and RMB 203,942,896, respectively, was due to Noble Brewery for the purchase of beer products and raw material, and was unsecured, interest-free and repayable on demand.

GUANGDONG BLUE RIBBON

          During the years ended December 31, 2001 and 2000, the Company purchased packaging materials from Guangdong Blue Ribbon and its affiliated companies aggregating RMB nil and RMB 40,681,947, respectively.

          During the years ended December 31, 2001 and 2000, the Company also purchased for resale beer products from Sichuan High Worth Brewery aggregating RMB 10,482,557 and RMB 42,906,772, respectively.

          During the years ended December 31, 2001 and 2000, the Company paid RMB 3,885,953 and RMB 5,059,063, respectively, equivalent to US$11.70 per ton of beer production, to Guangdong Blue Ribbon as a royalty fee for the right to use the Pabst Blue Ribbon trademarks in China.

RELATED COMPANIES

          As of December 31, 2001 and 2000, the amount due from related companies aggregated RMB 1,069,599 and RMB 623,798, respectively, and consisted of amounts due from Guangdong Blue Ribbon and its affiliated companies for trade deposits received on behalf of the Company and expenses paid on behalf of Guangdong Blue Ribbon and its affiliated companies.

          As of December 31, 2001 and 2000, the Company owed an aggregate of RMB 2,400,000 and RMB 28,000,000, respectively, to related parties as follows:

          (a) approximately RMB 2,400,000 and RMB 6,600,000, respectively, was due to companies affiliated with Guangdong Blue Ribbon for the purchase of raw materials, and was unsecured, interest-free and repayable on demand;

          (b) approximately RMB nil and RMB 3,100,000, respectively, was due to Sichuan High Worth Brewery for the purchase of beer products, and was unsecured, interest-free and repayable on demand; and

          (c) approximately RMB nil and RMB 12,200,000, respectively, was due to the minority shareholders of Jilin Lianli Brewery representing their excessive contribution of property, plant and equipment to Jilin Lianli Brewery. The balances were classified as current liabilities as the Company intends to dispose of the investment in Jilin Lianli Brewery in 2002.

OTHER TRANSACTIONS

          During 1999, the Company borrowed RMB 24,000,000 from its principal shareholder, Shenzhen Huaqiang Holdings Limited. The loan was unsecured, with interest at 7.5% per annum, and was fully repaid during 1999.

          During 2000, interest expense included RMB 115,855 payable to Guangdong Blue Ribbon for overdue dividends payable to Guangdong Blue Ribbon during 2000.

          During 2001, the Company loaned RMB 2,075,000 and RMB 2,075,000 to Huaqiang Intelligence Technology Limited and Bilibest Industries Limited, respectively, both of which are subsidiaries of Shenzhen Huaqiang Holdings Limited, the Company's major shareholder in 2001. The loans were unsecured, with interest at 6% per annum, and were fully repaid during 2001.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements and exhibits are filed with and as a part of this report.

          Financial Statements

          CBR BREWING COMPANY, INC. AND SUBSIDIARIES

          Report of Independent Auditors
          - Deloitte Touche Tohmatsu

          Consolidated Balance Sheets
          - As of December 31, 2000 and 2001

          Consolidated Statements of Operations
          - Years ended December 31, 1999, 2000 and 2001

          Consolidated Statements of Shareholders' Equity
          - Years ended December 31, 1999, 2000 and 2001

          Consolidated Statements of Cash Flows
          - Years ended December 31, 1999, 2000 and 2001

          Notes to Consolidated Financial Statements

          ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

          Report of Independent Auditors
          - Deloitte Touche Tohmatsu

          Balance Sheets
          - As of December 31, 2000 and 2001

          Statements of Operations
          - Years ended December 31, 1999, 2000 and 2001

          Statements of Shareholders' Equity
          - Years ended December 31, 1999, 2000 and 2001

          Statements of Cash Flows
          - Years ended December 31, 1999, 2000 and 2001

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

(b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 2001.

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

                                            CBR BREWING COMPANY, INC.
                                        ---------------------------------
                                                (Registrant)

Date:  April 10, 2002              By:  /s/ Foqing Lu
                                        ---------------------------------
                                        Foqing Lu
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 10, 2002              By:  /s/ Foqing Lu
                                        ---------------------------------
                                        Foqing Lu
                                        President and Director

Date:  April 10, 2002              By:  /s/ Daqing Zheng
                                        ---------------------------------
                                        Daqing Zheng
                                        Chief Executive Officer and
                                          Director

Date:  April 10, 2002              By:  /s/ Chen Zi-shou
                                        ---------------------------------
                                        Chen Zi-shou
                                        Vice President and Director

Date:  April 10, 2002              By:  /s/ Michael Xiao Zheng
                                        ---------------------------------
                                        Michael Xiao Zheng
                                        Vice President and Director

Date:  April 10, 2002              By:  /s/ Gary C. K. Lui
                                        ---------------------------------
                                        Gary C. K. Lui
                                        Vice President and
                                          Chief Financial Officer

Date:  April 10, 2002              By:  /s/ Weixiong Zhu
                                        ---------------------------------
                                        Weixiong Zhu
                                        Director

Date:  April 10, 2002              By:  /s/ Zihang Niu
                                        ---------------------------------
                                        Zihang Niu
                                        Director

Date:  April 10, 2002              By:  /s/ Weijian Cao
                                        ---------------------------------
                                        Weijian Cao
                                        Director

                            CBR BREWING COMPANY, INC.
                            -------------------------

                            Consolidated Financial Statements
                            and Independent Auditors' Report
                            For the years ended December 31, 2001, 2000 and 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




CBR BREWING COMPANY, INC


Independent auditors' report. . . . . . . . . . . . . . . . . . . . . . . .F - 1


Consolidated balance sheets at December 31, 2001 and 2000 . . . . . . . . .F - 2


Consolidated statements of operations for the years ended
  December 31, 2001, 2000 and 1999. . . . . . . . . . . . . . . . . . . . .F - 3


Consolidated statements of shareholders' equity
  for the years ended December 31, 2001, 2000 and 1999. . . . . . . . . . .F - 4


Consolidated statements of cash flows
  for the years ended December 31, 2001, 2000 and 1999. . . . . . . . . . .F - 5


Notes to consolidated financial statements. . . . . . . . . . . F - 6  -  F - 32

INDEPENDENT AUDITORS' REPORT
-----------------------------

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CBR BREWING COMPANY, INC.
---------------------------------------------

We have audited the accompanying consolidated balance sheets of CBR Brewing Company, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001 (all expressed in Renminbi). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such accompanying consolidated financial statements present fairly, in all material respects, the financial position of CBR Brewing Company, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 21 and 22 to the consolidated financial statements, the Company is exposed to certain risks through its operations in the People's Republic of China, the finalization of certain agreements and the risk of uncertain renewal of its license to produce and distribute Pabst Blue Ribbon Beer in the People's Republic of China which is due to expire on November 6, 2003.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and net current liability position raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Deloitte Touche Tohmatsu
Hong Kong
March 8, 2002, except for note 23 as to which the date is April 3, 2002

                                            CBR BREWING COMPANY, INC.
                                            -------------------------

                                            CONSOLIDATED BALANCE SHEETS




                                                                           As of December 31,
                                                                  ------------------------------------
                                                                     2001        2001         2000
                                                                  ----------  -----------  -----------
                                                                      US$          RMB          RMB
                                                                            (Note 3)
                                              ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .           8,598,371   71,366,480   90,313,060
  Accounts receivable, net of allowance for doubtful
    accounts of RMB104,632,067 and RMB81,652,544
    for 2001 and 2000, respectively (Note 4) . . . . . .           7,226,271   59,978,050   72,671,190
  Bills receivable (Note 5). . . . . . . . . . . . . . .             537,952    4,465,000   25,640,000
  Inventories (Note 6) . . . . . . . . . . . . . . . . .           6,423,371   53,313,982   50,581,977
  Amounts due from related companies (Note 15h). . . . .             128,867    1,069,599      623,798
  Prepayments and deposits . . . . . . . . . . . . . . .           1,786,432   14,827,385   14,951,794
  Other receivables. . . . . . . . . . . . . . . . . . .           1,380,784   11,460,511   11,880,657
                                                                  ----------  -----------  -----------

Total current assets . . . . . . . . . . . . . . . . . .          26,082,048  216,481,007  266,662,476
Interest in an associated company (Note 7) . . . . . . .          31,224,624  259,164,383  250,310,776
Property, plant and equipment, net (Note 8). . . . . . .          26,225,073  217,668,104  264,532,236
Other non-current assets . . . . . . . . . . . . . . . .                   -            -    1,287,747
                                                                  ----------  -----------  -----------

Total assets . . . . . . . . . . . . . . . . . . . . . .          83,531,745  693,313,494  782,793,235
                                                                  ==========  ===========  ===========



                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings (Note 9) . . . . . . . . . . . . . . .          13,233,196  109,835,524  108,001,585
  Accounts payable . . . . . . . . . . . . . . . . . . .           2,614,388   21,699,421   34,326,119
  Accrued liabilities. . . . . . . . . . . . . . . . . .          17,401,119  144,429,286  138,348,280
  Amounts due to related companies (Note 15i). . . . . .             293,443    2,435,577   27,996,366
  Amount due to an associated company (Note 7) . . . . .          25,398,219  210,805,218  203,942,896
  Income taxes payable (Note 10) . . . . . . . . . . . .                   -            -    5,656,663
  Sales taxes payable (Note 11). . . . . . . . . . . . .           2,790,459   23,160,813   23,122,446
                                                                  ----------  -----------  -----------

Total current liabilities. . . . . . . . . . . . . . . .          61,730,824  512,365,839  541,394,355
                                                                  ----------  -----------  -----------

Long-term liabilities:
  Bank borrowings (Note 9) . . . . . . . . . . . . . . .           1,494,001   12,400,211   16,699,543
                                                                  ----------  -----------  -----------

Minority interests . . . . . . . . . . . . . . . . . . .                   -            -   26,874,874
                                                                  ----------  -----------  -----------

Commitments and contingencies (Note 22)

Shareholders' equity:
  Common stock
    - Class A, US$0.0001 par value, 90,000,000 shares
        authorized, shares issued and outstanding: 2001
        and 2000, 5,010,013 shares . . . . . . . . . . .                 515        4,273        4,273
    - Class B, US$0.0001 par value, 10,000,000 shares
        authorized, shares issued and outstanding: 2001
        and 2000, 3,000,000 shares . . . . . . . . . . .                 308        2,559        2,559
    Additional paid-in capital . . . . . . . . . . . . .          12,935,162  107,361,845  107,361,845
    General reserve and enterprise development funds . .           1,940,765   16,108,349   15,658,349
    Retained earnings. . . . . . . . . . . . . . . . . .           5,430,170   45,070,418   74,797,437
                                                                  ----------  -----------  -----------

Total shareholders' equity . . . . . . . . . . . . . . .          20,306,920  168,547,444  197,824,463
                                                                  ----------  -----------  -----------

Total liabilities and shareholders' equity . . . . . . .          83,531,745  693,313,494  782,793,235
                                                                  ==========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                                               CBR BREWING COMPANY, INC.
                                              -------------------------

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year ended December 31,
                                                              --------------------------------------------------------
                                                                 2001          2001          2000            1999
                                                              -----------  ------------  -------------  --------------
                                                                  US$          RMB            RMB            RMB
(Note 3)

Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .  88,417,330   733,863,838    962,442,710   1,007,674,051
Sales taxes (Note 11). . . . . . . . . . . . . . . . . . . .   2,417,981    20,069,239     21,295,165      21,215,219
                                                              -----------  ------------  -------------  --------------

Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .  85,999,349   713,794,599    941,147,545     986,458,832
Cost of sales, including net inventory transferred from
  an associated company of RMB68,439,517 for 2001 and
  RMB nil for 2000 and 1999, respectively; inventory
  purchased from related companies of RMB351,562,915,
  RMB550,121,019 and RMB588,309,046 in 2001, 2000
  and 1999, respectively; and royalty fee paid to a related
  company of RMB3,885,963, RMB5,059,063 and
  RMB6,568,634 in 2001, 2000 and 1999, respectively
  (Note 15a to e). . . . . . . . . . . . . . . . . . . . . .  60,112,803   498,936,261    735,168,158     768,255,876
                                                              -----------  ------------  -------------  --------------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . .  25,886,546   214,858,338    205,979,387     218,202,956
Selling, general and administrative expenses . . . . . . . .  28,105,303   233,274,005    294,071,585     217,915,167
Fair value of stock options issued for services
  rendered (Note 16) . . . . . . . . . . . . . . . . . . . .           -             -        174,452         697,801
Impairment of property, plant and equipment (Note 17). . . .     331,324     2,750,000      6,000,000               -
Write-off of investment in subsidiary (Note 17). . . . . . .     147,483     1,224,109              -               -
Restructuring costs (Note 18). . . . . . . . . . . . . . . .   2,687,860    22,309,236              -               -
Loss on disposal of property, plant and equipment, net of
  gain from a related company of nil, RMB4,110
  and nil in 2001, 2000 and 1999, respectively (Note 15g). .     283,862     2,356,053         21,954          10,419
                                                              -----------  ------------  -------------  --------------

Operating loss . . . . . . . . . . . . . . . . . . . . . . .  (5,669,286)  (47,055,065)   (94,288,604)       (420,431)
                                                              -----------  ------------  -------------  --------------

Other income:
  Interest income. . . . . . . . . . . . . . . . . . . . . .      87,274       724,375      1,799,932       3,090,081
  Foreign exchange gains . . . . . . . . . . . . . . . . . .      12,400       102,918              -               -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     108,647       901,775        589,713         443,753
                                                              -----------  ------------  -------------  --------------

Total other income . . . . . . . . . . . . . . . . . . . . .     208,321     1,729,068      2,389,645       3,533,834
                                                              -----------  ------------  -------------  --------------

Other expense:
  Interest expense, including interest paid to related
    companies of nil, RMB115,855 and nil in 2001,
    2000 and 1999, respectively (Note 15f) . . . . . . . . .     943,842     7,833,887     10,728,115      14,689,647
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .           -             -         88,004          98,001
                                                              -----------  ------------  -------------  --------------

Total other expenses . . . . . . . . . . . . . . . . . . . .     943,842     7,833,887     10,816,119      14,787,648
                                                              -----------  ------------  -------------  --------------

Loss before income taxes, minority interests and
  equity in earnings of an associated company. . . . . . . .  (6,404,806)  (53,159,884)  (102,715,078)    (11,674,245)
Income taxes (Note 10) . . . . . . . . . . . . . . . . . . .       4,820        40,000      4,140,152       5,444,091
                                                              -----------  ------------  -------------  --------------

Loss before minority interests and equity in earnings
  of an associated company . . . . . . . . . . . . . . . . .  (6,409,626)  (53,199,884)  (106,855,230)    (17,118,336)
Minority interests . . . . . . . . . . . . . . . . . . . . .  (1,815,573)  (15,069,258)   (38,485,032)      8,952,968
                                                              -----------  ------------  -------------  --------------

(Loss) income before equity in earnings of an
  associated company . . . . . . . . . . . . . . . . . . . .  (4,594,053)  (38,130,626)   (68,370,198)    (26,071,304)
Equity in earnings of an associated company. . . . . . . . .   1,066,699     8,853,607     39,465,006      49,726,406
                                                              -----------  ------------  -------------  --------------

Net (loss) income for the year . . . . . . . . . . . . . . .  (3,527,354)  (29,277,019)   (28,905,192)     23,655,102
                                                              ===========  ============  =============  ==============

Net (loss) income per share - basic and diluted. . . . . . .       (0.44)        (3.66)         (3.61)           2.95
                                                              ===========  ============  =============  ==============

Weighted average number of shares of common stock
  outstanding
    - basic and diluted. . . . . . . . . . . . . . . . . . .   8,010,013     8,010,013      8,010,013       8,010,013
                                                              ===========  ============  =============  ==============

                          See accompanying notes to consolidated financial statements.

                                               CBR BREWING COMPANY, INC.
                                              -------------------------

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Common stock
                               -----------------------------------------------------
                                                          Amount
                                     Shares             par value of
                                   outstanding        US$0.0001 each     Additional                                     Total
                                   -----------       ----------------     paid-in        Reserve       Retained      shareholders'
                                Class A    Class B   Class A  Class B     capital         funds        earnings         equity
                               ---------  ---------  -------  -------  -------------  -------------  -------------  --------------
                                                       RMB      RMB         RMB            RMB            RMB            RMB
                                                                                        (Note 13)      (Note 13)
Balance at January 1, 1999. .  5,010,013  3,000,000    4,273    2,559    106,489,592    10,125,740     85,580,136     202,202,300
Net income. . . . . . . . . .          -          -        -        -              -             -     23,655,102      23,655,102
Appropriation . . . . . . . .          -          -        -        -              -     3,948,650     (3,948,650)              -
Fair value of stock options
 issued for services rendered
 (Note 16). . . . . . . . . .          -          -        -        -        697,801             -              -         697,801
                               ---------  ---------  -------  -------  -------------  -------------  -------------  --------------

Balance at December 31, 1999.  5,010,013  3,000,000    4,273    2,559    107,187,393    14,074,390    105,286,588     226,555,203
Net loss. . . . . . . . . . .          -          -        -        -              -             -    (28,905,192)    (28,905,192)
Appropriation . . . . . . . .          -          -        -        -              -     1,583,959     (1,583,959)              -
Fair value of stock options
 issued for services rendered
 (Note 16). . . . . . . . . .          -          -        -        -        174,452             -              -         174,452
                               ---------  ---------  -------  -------  -------------  -------------  -------------  --------------

Balance at December 31, 2000.  5,010,013  3,000,000    4,273    2,559    107,361,845    15,658,349     74,797,437     197,824,463
Net loss. . . . . . . . . . .          -          -        -        -              -             -    (29,277,019)    (29,277,019)
Appropriation . . . . . . . .          -          -        -        -              -       450,000       (450,000)              -
                               ---------  ---------  -------  -------  -------------  -------------  -------------  --------------

Balance at December 31, 2001.  5,010,013  3,000,000    4,273    2,559    107,361,845    16,108,349     45,070,418     168,547,444
                               =========  =========  =======  =======  =============  =============  =============  ==============

Converted to US$
Balance at December 31, 2001                          US$515   US$308  US$12,935,162  US$1,940,765   US$5,430,170   US$20,306,920
                                                     =======  =======  =============  =============  =============  ==============


Holders of Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to two votes per share. At the option of the holder, each share of Class B common stock is convertible into one share of Class A common stock.

                                    See accompanying notes to consolidated financial statements.

                                               CBR BREWING COMPANY, INC.
                                              -------------------------

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year ended December 31,
                                                               --------------------------------------------------------
                                                                   2001          2001           2000           1999
                                                               ------------  -------------  -------------  ------------
                                                                   US$            RMB            RMB           RMB
Cash flows from operating activities:
  Net (loss) income . . . . . . . . . . . . . . . . . . . . .   (3,527,354)   (29,277,019)   (28,905,192)   23,655,102
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Allowance for doubtful accounts . . . . . . . . . . . . .    2,768,618     22,979,523     21,869,566    24,287,267
    Depreciation and amortization . . . . . . . . . . . . . .    3,398,932     28,211,135     28,288,206    40,881,481
    Fair value of stocks options issued for services rendered            -              -        174,452       697,801
    Impairment of property, plant and equipment . . . . . . .      331,325      2,750,000      6,000,000             -
    Write-off of investment in subsidiary . . . . . . . . . .      147,483      1,224,109              -             -
    Loss on disposal of property, plant and equipment . . . .      283,862      2,356,053         21,954        10,419
    Dividend received from an associated company. . . . . . .            -              -     40,796,520    41,513,883
    Equity in earnings of an associated company . . . . . . .   (1,066,699)    (8,853,607)   (39,465,006)  (49,726,406)
    Minority interests. . . . . . . . . . . . . . . . . . . .   (1,815,573)   (15,069,258)   (38,485,032)    8,952,968
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable. . . . . . . . .   (1,716,718)   (14,248,760)   (45,704,613)   40,824,405
  Decrease (increase) in bills receivable . . . . . . . . . .    2,551,205     21,175,000      1,693,650      (779,450)
  (Increase) decrease in inventories. . . . . . . . . . . . .     (329,157)    (2,732,005)    22,659,971    (6,639,315)
  (Increase) decrease in amounts due from related
    companies . . . . . . . . . . . . . . . . . . . . . . . .      (53,711)      (445,801)    24,023,012    (6,577,883)
  (Increase) decrease in prepayments, deposits and other
    receivables . . . . . . . . . . . . . . . . . . . . . . .       65,610        544,555      9,159,939    (8,388,872)
  Increase in accounts payable and accrued liabilities. . . .       27,134        225,216     48,431,851     2,508,891
  Increase (decrease) in amount due to an associated
    company . . . . . . . . . . . . . . . . . . . . . . . . .      826,786      6,862,322      9,048,369   (23,823,273)
  (Decrease) increase in income taxes payable . . . . . . . .     (681,526)    (5,656,663)    (3,287,428)    4,777,207
  Increase (decrease) in sales taxes payable. . . . . . . . .        4,623         38,367      3,902,747   (11,112,205)
                                                               ------------  -------------  -------------  ------------

Net cash provided by operating activities . . . . . . . . . .    1,214,840     10,083,167     60,222,966    81,062,020
                                                               ------------  -------------  -------------  ------------

Cash flows from investing activities:
  Purchases of property, plant and equipment. . . . . . . . .   (1,357,430)   (11,266,668)   (30,531,758)   (7,902,604)
  Proceeds from disposal of property, plant and
    equipment . . . . . . . . . . . . . . . . . . . . . . . .            -              -        160,538             -
  Decrease in non-current assets. . . . . . . . . . . . . . .      155,150      1,287,747      9,462,506             -
                                                               ------------  -------------  -------------  ------------

Net cash used in investing activities . . . . . . . . . . . .   (1,202,280)    (9,978,921)   (20,908,714)   (7,902,604)
                                                               ------------  -------------  -------------  ------------

Cash flows from financing activities:
  New bank borrowings . . . . . . . . . . . . . . . . . . . .   14,590,843    121,104,000    108,771,703    68,350,000
  Repayment of bank borrowings. . . . . . . . . . . . . . . .  (14,887,879)  (123,569,393)  (109,461,363)  (62,513,212)
  (Decrease) increase in amounts due to related companies . .   (1,564,510)   (12,985,433)     4,210,473   (19,600,202)
  Repayment of advances from shareholders . . . . . . . . . .            -              -    (36,719,200)  (13,548,505)
  Payment of capital lease obligations. . . . . . . . . . . .            -              -     (2,847,911)   (5,664,938)
  Payment of cash dividend to minority interests. . . . . . .     (433,735)    (3,600,000)   (19,007,510)  (20,638,685)
                                                               ------------  -------------  -------------  ------------

Net cash used in financing activities . . . . . . . . . . . .   (2,295,281)   (19,050,826)   (55,053,808)  (53,615,542)
                                                               ------------  -------------  -------------  ------------

Net (decrease) increase in cash and cash equivalents. . . . .   (2,282,721)   (18,946,580)   (15,739,556)   19,543,874
Cash and cash equivalents at beginning of the year. . . . . .   10,881,092     90,313,060    106,052,616    86,508,742
                                                               ------------  -------------  -------------  ------------

Cash and cash equivalents at end of the year. . . . . . . . .    8,598,371     71,366,480     90,313,060   106,052,616
                                                               ============  =============  =============  ============

                    See accompanying notes to consolidated financial statements.

CBR BREWING COMPANY, INC.
-------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     CBR Brewing Company, Inc. (the "Company"), formerly Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. The Company and its subsidiaries are collectively referred to as the "Group". At December 31, 2001, the Company's principal shareholder was Shenzhen Huaqiang Holdings Limited ("Huaqiang"), incorporated in the People's Republic of China (the "PRC"), which holds indirectly 63.2% of the outstanding Class A common stock and 80% of the outstanding Class B common stock. Effective January 10, 2002, Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited ("Lan Wei") acquired from Huaqiang all of its equity interest in the Company. The transaction has been submitted to PRC governmental authorities for official approval.

     Lan Wei expects to further acquire common shares representing an additional approximately 7.2% equity interest in the Company from a third party in a private transaction in the near future. Management and the board of directors of the Company were changed on January 22, 2002. As part of the transaction, Lan Wei also acquired Huaqiang's 19.6% equity interest in Noble China Inc., a public company traded on the Toronto Stock Exchange.

     The Company is a holding company and its principal subsidiaries are engaged in the production and sale of beer in the PRC, primarily under the Pabst Blue Ribbon label. The Company's wholly owned subsidiary, High Worth Holdings Limited ("High Worth Holdings"), is a holding company that was formed solely to effect the acquisition of a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery"). High Worth Brewery is a Sino-foreign equity joint venture enterprise that was registered in the PRC on July 2, 1994 in which Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group"), an unrelated joint stock limited company incorporated in the PRC, and High Worth Holdings hold 40% and 60% interests, respectively.

     On October 31, 1994, High Worth Brewery acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Blue Ribbon Noble"). Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth Brewery, Zhaoqing Brewery was a wholly-owned subsidiary of Blue Ribbon Group. Blue Ribbon Noble is a Sino-foreign equity joint venture enterprise which was registered in the PRC on October 8, 1993, in which Goldjinsheng Holding Limited ("Goldjinsheng"), an unrelated party, and Zhaoqing Brewery hold 60% and 40% interests, respectively. Zhaoqing Brewery and Blue Ribbon Noble are both engaged in the production and sale of beer products in the PRC.

     In April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and commenced the production Blue Ribbon beer. Pursuant to the terms of a sublicense agreement, the Blue Ribbon Group granted Zhaoqing Brewery the right to produce and distribute Blue Ribbon beer under Pabst trademarks in the PRC at a royalty fee of US$11.70 for each metric ton of beer produced.

CBR BREWING COMPANY, INC.
-------------------------

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

     Blue Ribbon Noble's principal product line is Blue Ribbon beer under the Pabst trademarks which were granted by Blue Ribbon Group. Pursuant to the terms of a sublicense agreement, the Blue Ribbon Group granted Blue Ribbon Noble the right in the PRC to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. However, the production right of Blue Ribbon Noble is confined exclusively to the Guangdong Province and it does not preclude High Worth Brewery's production right in Guangdong as described in notes 22(a) and 22(b). The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, Blue Ribbon Noble is committed to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

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

     In January 1996, Zhaoqing Brewery transferred all of its operating assets and liabilities to High Worth Brewery pursuant to the original Joint Venture Agreement, the Asset Transfer Agreement signed in May 1994, and the relevant government regulations. Subject to the completion of certain legal procedures and documentation, investments in Blue Ribbon Noble and Blue Ribbon Marketing were transferred to High Worth Brewery. Zhaoqing Brewery is currently acting as the nominee for High Worth Brewery with respect to the investments in Blue Ribbon Noble and Blue Ribbon Marketing.

     Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery would then be transferred to High Worth Brewery. During the three years ended December 31, 2001, the operating activities of Zhaoqing Brewery were part of High Worth Brewery.

     On January 13, 1998, High Worth Brewery entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery. The new brewery was designated Zao Yang High Worth Brewery, with a total capital investment of RMB29,280,000, allocated 55% to High Worth Brewery and 45% to Zao Yang Brewery. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998. Commencing June 1998, Blue Ribbon Marketing also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution.

CBR BREWING COMPANY, INC.
-------------------------

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

     On January 20, 1998, Zhaoqing Brewery and Goldjinsheng entered into an agreement which calls for the interest of Goldjinsheng in Blue Ribbon Noble to be transferred to Linchpin Holdings Limited ("Linchpin"), a subsidiary of Noble China Inc. In March 1999, approval from the relevant PRC authorities for the registration of the aforesaid transfer for Linchpin was obtained. Linchpin and Zhaoqing Brewery currently own 60% and 40% equity interests in Blue Ribbon Noble, respectively.

     Effective December 31, 1997, the Company, through High Worth Brewery, entered into a Settlement Agreement with Blue Ribbon Group to arrange to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Prior to the completion of the 51% interest acquisition, pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth Brewery received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%.

     On June 5, 1999, the business of Sichuan Brewery was transferred to Sichuan High Worth Brewery. The total registered and paid-up capital of Sichuan High Worth Brewery was RMB51,221,258. High Worth Brewery's 15% equity interest is consideration-free but is entitled to share in the profits of Sichuan High Worth Brewery.

     During April 2001, as result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. The Company expects that Sichuan High Worth Brewery will be dissolved pending the approval of the local government authorities. This transaction is not expected to have any impact on the Company's results of operations or financial position, since the sales of Sichuan High Worth Brewery in the Sichuan region are being reallocated between Zhaoqing Brewery and Noble Brewery and the interest in Sichuan High Worth Brewery was acquired for no consideration.

     On October 18, 1999, High Worth Holdings, through its then newly incorporated wholly owned subsidiary, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Jiutai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). Subsequent to the improvement of the brewing equipment and the installation of the new packing line, Jilin Lianli Brewery commenced operation in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. As of December 31, 2001, the Company has written off a total of RMB13,788,500 with respect to this investment (see note 17).

     During December 2000, the Company and Noble China Inc., a public company listed on the Toronto Stock Exchange, signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Blue Ribbon Noble and Blue Ribbon Marketing. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Blue Ribbon Noble and Blue Ribbon Marketing were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. It is expected that this pooled management structure will achieve greater efficiency and improved operating profitability. Although certain pooled costs are allocated in proportion to each brewery's respective production capacities, Zhaoqing Brewery, Blue Ribbon Noble and Blue Ribbon Marketing each remain as legally distinct entities (see note 15(a)).

CBR BREWING COMPANY, INC.
-------------------------

2.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the preparation of the statutory financial statements of the PRC subsidiaries, which are prepared in accordance with the accounting principles and relevant financial regulations established by the Ministry of Finance of the PRC.

     The major adjustments made to the relevant PRC statutory financial statements to conform with US GAAP consist of the reclassification of certain expense items from equity appropriations to charge against income, adjustments for sales, other income and purchases recognized on a cash basis, and adjustments for depreciation charges, allowance for doubtful accounts, deferred taxation and revaluation of property, plant and equipment.

     The Group has incurred significant losses during the years ended December 31, 2001 and 2000, and has a net working capital deficiency of RMB295,884,832 as of December 31, 2001. These factors raise substantial doubt as to the Group's ability to continue as a going concern.

     During 2001, the Group experienced decreased sales and a net loss for the second successive year, reduced cash flows, diminished working capital, and intense competition. The Group expects that these pressures will continue in 2002, resulting in net losses for the short-term. The Group has implemented an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of High Worth Brewery, Blue Ribbon Noble and Blue Ribbon Marketing, the Group implemented a large scale restructuring plan in 2001 in which almost one-third of the work force was eliminated. Although effective control of the Group changed on January 22, 2002 and a new management team has been appointed to operate the Group in 2002, the Group anticipates that the consolidation plan will continue. The Group believes that it has the requisite operating and financial resources to return to profitability in the near future, but there can be no assurances that the Group will be able to do so. Should the Group not return to profitability in the near future, the Group may consider more severe restructuring alternatives.


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

CBR BREWING COMPANY, INC.
-------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, interest-bearing saving accounts, and short-term bank deposits with maturities of three months or less when purchased.

     INVENTORIES - Inventories are stated at the lower of cost or market value. Cost, which comprises direct materials, direct labor costs and overhead associated with the manufacturing processes, is calculated using the first-in, first-out method.

     FINANCIAL INSTRUMENTS AND FINANCIAL RISK - The Company's financial instruments consist of current assets and liabilities and its interest in an associated company. The fair values of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments. The fair value of the long-term bank borrowings approximate the carrying amounts due to the nature of this instrument.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost less an allowance for depreciation and amortization. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

     Land use rights. . .  . . . . . . . . . .    50 years
     Buildings. . . . . .  . . . . . . . . . .    50 years
     Plant, machinery and equipment. . . . . .    5 - 15 years
     Motor vehicles . . .  . . . . . . . . . .    5 - 10 years

     According to the laws of the PRC, the title to all PRC land is retained by the PRC government. The land use rights represent the cost for the rights to use the land for premises granted by the State Land Administration Bureau. The land use rights are stated at cost and are amortized over 50 years on the same basis as the buildings.

     Construction in progress is stated at cost, which comprises the direct costs of buildings, plant under construction and deposits and prepayments made on machinery pending installation. Cost comprises the direct cost of construction and finance expenses arising from borrowings used to finance the construction of buildings, plant and machinery until the construction, installation and testing are complete. No depreciation is provided until the relevant assets are available for commercial use. No finance expenses in respect of the construction in progress were capitalized for the years ended December 31, 2001, 2000 and 1999.

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

CBR BREWING COMPANY, INC.
-------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company regularly reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be produced by such assets over their expected useful lives. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     INCOME TAXES - Deferred income taxes are determined under the asset and liability method. Under this method, deferred income taxes are recognized for all significant temporary differences and net operating losses, and are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or their expected reversal if they don't relate to a specific asset or liability. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

     REVENUE RECOGNITION - Sales represent the invoiced value of goods sold, net of discounts. Sales and sales discounts are recognized when goods are delivered to customers, the sales amount is determinable and collectibility is reasonably assured.

     ADVERTISING COSTS - Advertising costs are charged to expense in the consolidated statements of operations as incurred. Advertising costs were RMB68,353,489, RMB113,721,112 and RMB74,716,635 for the years ended
     December 31, 2001, 2000 and 1999, respectively.

     FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company's subsidiaries and associated company in the PRC are maintained in Renminbi, the functional currency and the currency of the PRC. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange prevailing at the balance sheet date. Foreign currency exchange gains or losses are included in the consolidated statements of operations.

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

     COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity during a period from non-owner sources. Comprehensive income (loss) equaled net income (loss) for the years ended December 31, 2001, 2000 and 1999.

CBR BREWING COMPANY, INC.
-------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     STOCK-BASED COMPENSATION - The Company accounts for stock options issued to consultants using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company continues to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock options issued to employees and non-employee directors, and pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the Company had accounted for such stock options under the fair value method prescribed by SFAS No. 123 are shown in note 16.

     NET (LOSS) INCOME PER SHARE ("EPS") - Basic EPS excludes the dilutive effects of stock options, warrants and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock.

     The common shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock during 2001, 2000 and 1999. Accordingly, basic and diluted EPS were the same for all periods presented.

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

     RECENT ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"), which requires companies to record derivative financial instruments on their balance sheets as assets or liabilities and measure them at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB No. 125". The Company's adoption of these statements during 2001 did not have any impact on its results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 on July 1, 2001 did not have a significant impact on the Company's financial statements.

CBR BREWING COMPANY, INC.
-------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact that SFAS No. 142 may have on the Company's financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company is reviewing SFAS No. 143 to determine what effect, if any, it will have on the Company's financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to the Company effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or the carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not expect implementation of SFAS No. 144 to materially affect its results of operations or financial position.

     RECLASSIFICATIONS - Certain prior years amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.

CBR BREWING COMPANY, INC.
-------------------------

4.    ACCOUNTS RECEIVABLE

Accounts receivable comprise:
                                             2001           2000
                                         -------------  ------------
                                              RMB           RMB
  Accounts receivable - trade . . . . .   164,610,117   154,323,734
  Less: Allowance for doubtful accounts  (104,632,067)  (81,652,544)
                                         -------------  ------------

                                           59,978,050    72,671,190
                                         =============  ============

Movement of allowance for doubtful accounts:
                                                 2001         2000         1999
                                              -----------  -----------  -----------
                                                  RMB          RMB          RMB
  Balance as at January 1. . . . . . . . . .   81,652,544  59,834,318   35,599,181
  Provided during the year . . . . . . . . .   22,979,523  21,869,566   24,287,267
  Written off during the year. . . . . . . .            -     (51,340)     (52,130)
                                              -----------  -----------  -----------

  Balance as at December 31. . . . . . . . .  104,632,067  81,652,544   59,834,318
                                              ===========  ===========  ===========

5.   BILLS  RECEIVABLE

     Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.


6.   INVENTORIES

                          2001        2000
                       ----------  ----------
                          RMB         RMB
Inventories comprise:

  Raw materials . . .  24,120,013  27,082,563
  Work in progress. .   5,802,324   7,977,375
  Finished goods. . .  23,391,645  15,522,039
                       ----------  ----------

                       53,313,982  50,581,977
                       ==========  ==========

CBR BREWING COMPANY, INC.
-------------------------

7.    INTEREST IN AN ASSOCIATED COMPANY
                                                            2001         2000
                                                         -----------  -----------
                                                             RMB          RMB
  Unlisted investment, at cost. . . . . . . . . . . . .  209,361,595  209,361,595
  The Company's share of undistributed post acquisition
    earnings of an associated company . . . . . . . . .   49,802,788   40,949,181
                                                         -----------  -----------

                                                         259,164,383  250,310,776
                                                         ===========  ===========

     The unlisted investment represents the Company's 40% equity interest in Blue Ribbon Noble held by a 60% owned subsidiary. A description of the principal activities of Blue Ribbon Noble is presented in note 1.

     The amount due to an associated company principally represents the balance arising from the purchases of beer products for resale. The balance is unsecured, interest-free and repayable on demand.

     The  following  is  summarized  financial information of Blue Ribbon Noble:

                                    2001         2000
                                 -----------  -----------
                                     RMB          RMB
  Balance sheets
  --------------

  Current assets. . . . . . . .  261,423,849  292,914,968
  Property, plant and equipment  360,162,062  396,457,375
  Restricted bank deposits. . .   35,700,000            -
                                 -----------  -----------

  Total assets. . . . . . . . .  657,285,911  689,372,343
                                 ===========  ===========


  Current liabilities . . . . .  107,619,213  150,292,950
  Deferred income taxes . . . .   13,218,000   10,000,000
  Equity. . . . . . . . . . . .  536,448,698  529,079,393
                                 -----------  -----------

  Total liabilities and equity.  657,285,911  689,372,343
                                 ===========  ===========

  Statements of operations
  -----------------------
                                           2001          2000         1999
                                        -----------  ------------  -----------
                                            RMB          RMB           RMB
  Sales, net of sales taxes. . . . . .  320,252,142  443,092,393   513,807,992
                                        ===========  ============  ===========

  Gross profit . . . . . . . . . . . .  104,089,489  152,008,267   197,370,369
                                        ===========  ============  ===========

  Net income (loss). . . . . . . . . .    7,369,305  (46,022,668)  128,417,934
                                        ===========  ============  ===========
  The Company's share of net income
    after the deduction of unrealized
    intercompany profit and other
    intercompany adjustments . . . . .    8,853,607   39,465,006    49,726,406
                                        ===========  ============  ===========

CBR BREWING COMPANY, INC.
-------------------------

8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprises the following:
                                                            2001           2000
                                                        -------------  -------------
                                                             RMB            RMB
  At cost:
    Land use rights and buildings. . . . . . . . . . .   106,549,751    116,583,593
    Leasehold improvements . . . . . . . . . . . . . .     2,352,827              -
    Plant, machinery and equipment . . . . . . . . . .   248,745,922    252,376,491
    Motor vehicles . . . . . . . . . . . . . . . . . .    10,541,379     15,792,216
    Construction in progress . . . . . . . . . . . . .     2,624,623      8,219,566
                                                        -------------  -------------

  Total. . . . . . . . . . . . . . . . . . . . . . . .   370,814,502    392,971,866
    Less: Accumulated depreciation and amortization. .  (153,146,398)  (128,439,630)
                                                        -------------  -------------

                                                         217,668,104    264,532,236
                                                        =============  =============

9.   BANK BORROWINGS
                                                             2001           2000
                                                        -------------  -------------
                                                             RMB            RMB
  Bank borrowings comprise:

  Secured bank borrowings. . . . . . . . . . . . . . .   122,235,735    124,701,128
  Less: Current portion. . . . . . . . . . . . . . . .  (109,835,524)  (108,001,585)
                                                        -------------  -------------

  Long-term portion, repayable in 2003 . . . . . . . .    12,400,211     16,699,543
                                                        =============  =============

     As of December 31, 2001, certain assets of High Worth Brewery and Zao Yang High Worth Brewery were collateralized under a floating charge to secure bank lines of credit of RMB89,000,000 and RMB33,300,000, respectively. The aggregate net book value of property, plant and equipment pledged to banks as of December 31, 2001 and 2000 amounted to RMB206,165,441 and RMB217,331,927, respectively. During the year ended December 31, 2001, the Company also pledged 14.65% of its 40% interest in Blue Ribbon Noble to secure such bank borrowings. There are no significant covenants or financial restrictions relating to the Company's short-term and long-term debts. The Company has no other lines of credit.

     The weighted average interest rates as of December 31, 2001 and 2000 were 6.3% and 10.9% per annum, respectively.

CBR BREWING COMPANY, INC.
-------------------------

10.  INCOME TAXES

     The components of loss before income taxes, minority interests and equity in earnings of an associated company are as follows:

                                      Year ended December 31,
                            -----------------------------------------
                                2001          2000           1999
                            ------------  -------------  ------------
                                RMB            RMB           RMB
  United States of America   (6,466,451)    (6,267,491)   (2,306,612)
  British Virgin Islands .   (8,056,720)   (12,089,369)   (6,215,272)
  PRC. . . . . . . . . . .  (38,636,713)   (84,358,218)   (3,152,361)
                            ------------  -------------  ------------
                            (53,159,884)  (102,715,078)  (11,674,245)
                            ============  =============  ============

     United States of America

     The Company is subject to taxes in the United States of America ("US"). In January 1997, the United States Internal Revenue Service enacted the entity classification regulations effective from January 1, 1997. Under the new tax regulations, the Company's PRC subsidiaries and associated company can elect to be treated as partnerships for US tax purposes, in contrast with the corporation entity treatment prior to January 1, 1997. The Company elected to treat its PRC subsidiaries and associated company as partnerships in 1997. For US tax purposes, a partnership is a flow-through entity (i.e., the partnership's income, deductions, gains or losses flow through to the partners in the partnership). High Worth Holdings is the ultimate partner in these partnerships. The Company will be taxed when income is remitted. As at December 31, 2001, the estimated tax loss of the Company available for carryforward in the US is approximately RMB755,317 and RMB410,584 which can be carryforward until 2017 and 2020, respectively.

     PRC

     The Company's subsidiaries registered in the PRC are subject to PRC income taxes at the applicable tax rate (currently 33%) on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Pursuant to the same income tax laws, the subsidiary, High Worth Brewery, and the associated company, Blue Ribbon Noble, are fully exempt from PRC income tax for two years starting from the first profit making year, followed by a 50% exemption for the next three years. The 50% exemption for Blue Ribbon Noble and the tax holiday for High Worth Brewery commenced on January 1, 1996.

     Had these tax holidays and concessions not been available, the tax charge would have been higher by approximately RMB79,000, RMB7,245,000 and RMB9,527,000, representing RMB0.01, RMB0.90 and RMB1.19 per share, for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Group's operating losses incurred relate mainly to Blue Ribbon Marketing, which is allowed to mark-up the purchase cost of the Pabst Blue Ribbon beer or adjust its purchase prices as necessary in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred. Blue Ribbon Marketing is not intended to contribute profits to the Group. At December 31, 2001, tax losses available for carryforward in the PRC were RMB48,335,266, which can be carried forward for 5 years.

CBR BREWING COMPANY, INC.
-------------------------

10.  INCOME TAXES - continued

     British Virgin Islands

     The Company's subsidiaries incorporated in the British Virgin Islands ("BVI") are not taxed in BVI. Under current BVI laws, dividends and capital gains arising from investment by the BVI subsidiaries are not subject to income taxes, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

     The provision for income taxes consists of the following:

                                                  Year ended December 31,
                                              -------------------------------
                                               2001       2000        1999
                                              -------  ----------  ----------
                                                RMB        RMB       RMB
Current
    - PRC. . . . . . . . . . . . . . . . . .  40,000   4,140,152   5,444,091
                                              =======  ==========  ==========

     The reconciliation of effective income tax rates of the Group to the statutory income tax rate in the PRC is as follows:

                                                  Year ended December 31,
                                              -------------------------------
                                               2001       2000        1999
                                              -------  ----------  ----------

  Statutory tax rate . . . . . . . . . . . .     33%         33%         33%
  Tax holidays and concessions . . . . . . .      -           7%         82%
  Losses in foreign jurisdiction exempt from
    from tax . . . . . . . . . . . . . . . .    (17%)       (28%)       (25%)
  Other expenses not deductible for
    tax purposes . . . . . . . . . . . . . .    (27%)       (17%)       (58%)
  Change in valuation allowance. . . . . . .     11%         (1%)       (79%)
                                              -------  ----------  ----------

                                                  -          (4%)       (47%)
                                              =======  ==========  ==========


     Deferred  tax  assets  comprise  the  following:
                                                 2001          2000
                                             ------------  ------------
                                                 RMB           RMB
Deferred tax assets:
    Tax loss carryforward . . . . . . . . .   48,577,342    40,299,196
    Prepaid assets. . . . . . . . . . . . .      418,045     2,657,624
                                             ------------  ------------

                                              48,995,387    42,956,820
  Valuation allowance . . . . . . . . . . .  (48,995,387)  (42,956,820)
                                             ------------  ------------

  Net deferred tax assets . . . . . . . . .            -             -
                                             ============  ============


     Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. At December 31, 2001 and 2000, valuation allowances have been established for the full amount of the deferred tax assets, as it is more likely than not that these assets will not be realized.

CBR BREWING COMPANY, INC.
-------------------------

11.  SALES TAXES

     The Group is subject to three kinds of sales taxes: value added tax ("VAT"), consumption tax and other sales taxes. The applicable VAT tax rate is 17% for beverage products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant supporting invoices. VAT is collected from customers by the Group on behalf of the PRC tax authorities and is therefore not charged to the consolidated statements of operations. Up to April 30, 2001, the applicable consumption tax rate in respect of brewery products sold by a brewing company was RMB220 per ton. Beginning May 1, 2001, consumption taxes, which are included in sales taxes, and are charged on the basis of the volume of beer sold, were increased for beer products selling in excess of RMB3,000 per metric ton, from RMB220 per metric ton to RMB250 per metric ton. No consumption tax is levied on wholesale trading of brewery products, on exported goods or on non-alcoholic beverage products. The other sales taxes are assessed as a percentage of consumption tax and VAT payable.


12.  FOREIGN CURRENCY EXCHANGE

     The People's Bank of China ("PBOC") and the State Exchange Administration Bureau jointly pronounced that from December 1, 1998, foreign currency exchange adjustment services for foreign invested enterprises ("FIE"), which were previously provided by the SWAP centers within the PRC, were cancelled. From that date onwards, FIEs can only transact foreign currency deals through those authorized banks in the PRC at the prevailing exchange rates quoted by the PBOC.

     The SWAP center business was started by the PRC government in 1980. FIEs could buy or sell foreign currencies at the SWAP centre at the market rates quoted by such centers. From December 1, 1998, FIEs can only buy or sell foreign currencies through the banks operated in the PRC at the prevailing exchange rates quoted by the PBOC. All these foreign currency transactions will then pass through the centralized banking system in the PRC. The exchange rates quoted by the banks will be the middle price of the bid price and ask price on the previous transaction date.

     The exchange rate of the RMB equivalent of US$1.00 as of December 31, 2001, 2000 and 1999 was approximately RMB8.30.

CBR BREWING COMPANY, INC.
-------------------------

13.  DISTRIBUTION OF PROFITS

     The Company's ability to pay dividends is primarily dependent on the Company receiving distributions from its PRC subsidiaries through High Worth Holdings.

     Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, the profits of High Worth Brewery, which are based on its statutory financial statements, are available for distribution in the form of cash dividends after it has satisfied all PRC tax liabilities, provide for losses in previous years, and made appropriations to reserve funds, as determined at the discretion of the board of directors in accordance with the PRC accounting standards and regulations.

     As stipulated by the relevant laws and regulations for enterprises operating in the PRC, Zhaoqing Brewery and Blue Ribbon Marketing are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and collective welfare funds. In accordance with the relevant PRC regulations and the respective companies' articles of association, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, and to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies. Based on the business licenses, the registered capital of Zhaoqing Brewery and Blue Ribbon Marketing is RMB33,670,000 and RMB10,000,000, respectively. Subject to certain restrictions as set out in the relevant PRC regulations and the respective companies' articles of association, the statutory surplus reserve may be distributed to equity holders in the form of bonus issues and/or dividends when such reserve exceeds 25% of the registered capital of the companies. No appropriations to these reserve funds were made by Zhaoqing Brewery and Blue Ribbon Marketing for 2001, 2000 and 1999 as Zhaoqing Brewery was acting as nominee for High Worth Brewery from October 31, 1994 onwards and Blue Ribbon Marketing incurred losses in those years.

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

     As described in note 2 to the consolidated financial statements, the net income (loss) as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it will be necessary to obtain approval and convert such distributions at an authorized bank.

     When dividends are declared by the Board of Directors of High Worth Brewery, Blue Ribbon Group's 40% portion is recorded as a liability at the declaration date and is included in amounts due to related companies. Such dividends are distributed by installments in order to avoid any disruption to the normal operating cash flow of High Worth Brewery.

CBR BREWING COMPANY, INC.
-------------------------

13.  DISTRIBUTION OF PROFITS - continued

     On July 28, 1999, the Board of Directors of High Worth Brewery declared a dividend distribution of RMB51,596,713, resulting in RMB20,638,685 payable to Blue Ribbon Group, of which RMB5,000,000 was paid during 1999 and the remaining RMB15,638,685 was paid during 1999 through intercompany settlement.

     On March 20, 2000, the Board of Directors of High Worth Brewery declared a dividend distribution of RMB47,518,776, resulting in RMB19,007,510 payable to Blue Ribbon Group, which was paid during 2000.

     On January 9, 2001 and June 22, 2001, the Board of Directors of High Worth Brewery declared dividend distributions of RMB5,250,000 and RMB3,750,000 respectively, resulting in an aggregate RMB3,600,000 payable to Blue Ribbon Group, which was paid during 2001.


14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     (a) During the years ended December 31, 2001, 2000 and 1999, interest paid was RMB7,833,887, RMB10,728,115 and RMB14,689,647, respectively.

     (b) During the years ended December 31, 2001, 2000 and 1999, income tax paid was RMB5,696,663, RMB3,500,000 and RMB666,884, respectively.


15.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

     (a)  Management arrangement

          On December 30, 1997, High Worth Brewery, Blue Ribbon Marketing, Blue Ribbon Group and Sichuan Brewery reached an out of court settlement (see "Settlement Agreement" in note 22) that confirmed:

          (i) High Worth Brewery will serve as the core organization for managing the production and operation of the Pabst Blue Ribbon beer business in the PRC. High Worth Brewery would coordinate and manage the procurement, production, sales and future development of all Pabst Blue Ribbon beer production enterprises in the PRC.

          (ii) Blue Ribbon Marketing will act as the single entity to unify and coordinate all of the sales of Pabst Blue Ribbon beer in the PRC. All of the Pabst Blue Ribbon beer products produced by High Worth Brewery, Blue Ribbon Noble and any other new joint ventures set up by High Worth Brewery will be marketed by Blue Ribbon Marketing.

          Under this arrangement, Blue Ribbon Marketing marketed and sold the production of High Worth Brewery and Blue Ribbon Noble. Through December 31, 2000, Blue Ribbon Marketing purchased the beer production from High Worth Brewery and Blue Ribbon Noble based on a 1 to 2 ratio, respectively.

CBR BREWING COMPANY, INC.
-------------------------

15.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

     (a)  Management arrangement - continued

          During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to coordinate and enhance the operations of High Worth Brewery, Blue Ribbon Noble and Blue Ribbon Marketing.

          Effective January 1, 2001, the management, marketing, production and operations of High Worth Brewery, Blue Ribbon Noble and Blue Ribbon Marketing were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" to improve coordination of human, financial, production and marketing activities. Under this arrangement:

          - The administrative expenses of Blue Ribbon Marketing, the total production volume of High Worth Brewery and Blue Ribbon Noble and the related direct variable costs incurred for beer production of the two breweries were allocated among High Worth Brewery and Blue Ribbon Noble at a 1 to 2 ratio, respectively.

          - Direct selling expenses and advertising expenses incurred by Blue Ribbon Marketing relating to the sale of beer products from the two breweries are allocated among High Worth Brewery and Blue Ribbon Noble at a 1 to 2 ratio, respectively.

          The administrative, direct selling and advertising expenses of Blue Ribbon Marketing and the direct variable costs incurred for beer production of the two breweries were allocated at cost.

     (b)  Purchases of raw materials

          The Group sold raw materials of RMB22,575,757 to Blue Ribbon Noble for the year ended December 31, 2001. No such transactions were noted for the years ended December 31, 2000 and 1999.

     (c)  Purchases of packing materials

          During the years ended December 31, 2001, 2000 and 1999, the Group purchased packing materials from Blue Ribbon Group and its group of companies amounting to nil, RMB40,681,947 and RMB29,840,747, respectively.

          The transactions were carried out on agreed terms between the parties.

CBR BREWING COMPANY, INC.
-------------------------

15.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

     (d)  Purchases of beer products

          During the years ended December 31, 2001, 2000 and 1999, the Group purchased beer products for resale from Blue Ribbon Noble amounting to RMB341,080,358, RMB466,532,300 and RMB537,010,133, respectively, and the Group purchased beer products from Sichuan High Worth Brewery for resale amounting to RMB10,482,557, RMB42,906,772 and RMB21,458,166, respectively. The transactions were carried out on agreed terms between the parties.

          During the year ended December 31, 2001, the Group purchased RMB91,015,274 of beer products from Blue Ribbon Noble. This amount represents the direct variable cost of producing these beer products. No such transactions were noted for the years ended December 31, 2000 and 1999.

     (e)  Royalty fee

          During the years ended December 31, 2001, 2000 and 1999, a royalty fee of RMB3,885,963, RMB5,059,063 and RMB6,568,634, respectively, was payable to Blue Ribbon Group for the right to use Pabst trademarks in the PRC.

     (f)  Interest expense

          For the year ended December 31, 2000, interest expense included RMB115,855 payable to Blue Ribbon Group for overdue dividends payable to Blue Ribbon Group in 2000. No similar amounts were payable to Blue Ribbon Group in 2001 or 1999.

     (g)  Gain on disposal of property, plant and equipment

          For the year ended December 31, 2000, loss on disposal of property, plant and equipment included a gain of RMB4,110 from Blue Ribbon Noble. No similar amounts were recognized in 2001 or 1999.

     (h)  Amounts due from related companies

          The amounts due from related companies primarily represented receivable balances from Blue Ribbon Group and its group of companies. The amounts are unsecured, interest-free and repayable on demand.

CBR BREWING COMPANY, INC.
-------------------------

15.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

     (i)  Amounts due to related companies

          As of December 31, 2001 and 2000, the amounts due to related companies consist of payable balances to the following companies:

                                                       As of December 31,
                                                  ----------------------------
                                                      2001           2000
                                                  -------------  -------------
                                                       RMB            RMB
                                                  (in millions)  (in millions)
    American National Can (Zhaoqing) Co., Ltd.
      ("American National Can"). . . . . . . . .              -            6.4
    Blue Ribbon Group. . . . . . . . . . . . . .            2.4            6.1
    Jilin Province Chuangxiang Zhi Yie Ltd.. . .              -            2.2
    Jilin Province Jiutai City Brewery . . . . .              -           10.0
    Sichuan High Worth Brewery . . . . . . . . .              -            3.1
    Other subsidiaries and associated companies
      of Blue Ribbon Group . . . . . . . . . . .              -            0.2
                                                  -------------  -------------

                                                            2.4           28.0
                                                  =============  =============

          American National Can is a company in which Blue Ribbon Group has equity interests.

          During April, 2001, the Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery.

          Jilin Province Chuangxiang Zhi Yie Ltd. and Province Jilin Jiutai City Brewery are minority shareholders of Jilin Lianli Brewery. The balances represent excess fixed assets contributed to Jilin Lianli Brewery. In December 2000, the production and operation of Jilin Lianli Brewery was formally terminated.

          The balances with group companies of Blue Ribbon Group arose from the purchases of raw materials.

          The balances are unsecured, interest-free and repayable on demand.

          During 1999, the Company borrowed RMB24,000,000 from its principal shareholder, Shenzhen Huaqiang Holdings Limited. The loan was unsecured, with interest at 7.5% per annum, and was fully repaid during 1999.

     (j)  Loans to related companies

          During 2001, the Company loaned RMB2,075,000 and RMB2,075,000 to Huaqiang Intelligence Technology Limited and Bilibest Industries Limited, respectively, both of which are subsidiaries of Shenzhen Huaqiang Holdings Limited, the Company's major shareholder in 2001. The loans were unsecured, with interest at 6% per annum, and were fully repaid during 2001.

CBR BREWING COMPANY, INC.
-------------------------

16.  STOCK OPTION PLAN

     Stock Option Plan -

     The 1998 Stock Option Plan (the "Plan") provides for the granting of stock options from time to time to eligible persons to purchase an aggregate of up to 800,000 shares of Class A Common Stock, as either incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). The exercise price of all ISOs will be equal to the fair market value of a share of common stock on the date the option is granted, except that in the case of ISOs granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the price will be not less than 110% of such fair market value.

     On May 16, 2000, options to purchase 375,000 shares of Class A common stock at an exercise price of US$0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A common stock at an exercise price of US$0.79 per share were granted to two directors, each of whom possesses indirectly more than 10% of the total combined voting power of all classes of common stock of the Company at the time of grant. Such stock options vested 50% on July 1, 2000, 25% on July 1, 2001, and the remaining 25% on July 1, 2002. The stock options expire on December 31, 2004. The exercise price of all such stock options was not less than fair market value of the Company's Class A common stock on the grant date.

     Option activity under the Plan is summarized as follows:

                                         Outstanding options
                                    --------------------------
                                                   Weighted
                                                   average
                                      Number    exercise price
                                    of shares     per share
                                    ----------  --------------
  Outstanding at January 1, 1999 .    280,000          US$3.97
  Cancelled. . . . . . . . . . . .    (42,000)         US$3.87
                                    ----------  --------------

  Outstanding at January 1, 2000 .    238,000          US$3.98
  Issued . . . . . . . . . . . . .    375,000          US$0.72
  Issued . . . . . . . . . . . . .    145,000          US$0.79
                                    ----------  --------------

  Outstanding at December 31, 2000    758,000          US$1.76
  Cancelled. . . . . . . . . . . .    (58,000)         US$1.70

                                    ----------  --------------
  Outstanding at December 31, 2001    700,000          US$1.76
                                    ==========  ==============

CBR BREWING COMPANY, INC.
-------------------------

     16.  STOCK OPTION PLAN - continued

     Additional information on options outstanding at December 31, 2001 is as follows:

                                                 Options
                                              exercisable as
                        Options outstanding   of December 31,
                       as of December 31, 2001    2001
                      -------------------------  -------


                                     Weighted
                                     average
                                    remaining
                        Number     contractual
Exercise prices       outstanding  life (years)
--------------------  -----------  ------------
  US$4.26. . . . . .       70,000             -   70,000
  US$3.87. . . . . .      150,000             4  150,000
  US$0.79. . . . . .      145,000             3  108,750
  US$0.72. . . . . .      335,000             3  251,250
                      -----------  ------------  -------
                          700,000          2.91  580,000
                      ===========  ============  =======

     At December 31, 2001, 2000 and 1999, 100,000, 42,000 and 562,000 options, respectively, were available for future grant under the Plan.

     The Company continues to follow APB No. 25 "Accounting for Stock Issued to Employees", in accounting for its stock options issued to officers and employees (including non-employee directors in 2000). The fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: risk-free interest rate of 6.75%; expected life of 3 to 5 years; expected volatility of 100%; and no dividends. Had compensation costs for the grants been determined under SFAS No. 123, the Company would have recorded RMB633,601, RMB1,743,270 and RMB637,067 as additional compensation expense for the years ended December 31, 2001, 2000 and 1999, respectively, resulting in the pro forma net (loss) income of RMB(29,910,620), RMB(30,648,462) and RMB23,018,035 and net (loss) income per share (basic and diluted) of RMB(3.73), RMB(3.83) and RMB2.87, respectively.


17. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND WRITE-OFF OF INVESTMENT IN SUBSIDIARY

     In December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery and was in negotiations with certain interest parties in effort to dispose of its equity interest in Jilin Lianli Brewery, no formal agreement has been reached at the year ended December 31, 2000. As a result, the Company recorded a provision for impairment of plant, machinery and equipment of RMB6,000,000 at December 31, 2000. In 2001, the Company recorded a further provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery of RMB2,750,000. Since no formal agreement with certain interest parties reached in earlier 2001, the Company decided to write-off its remaining investment in Jilin Lianli Brewery of RMB1,224,109. As of December 31, 2001, the Company has written off a total of RMB13,788,500 with respect to this subsidiary.

CBR BREWING COMPANY, INC.
-------------------------

18.  RESTRUCTURING COSTS

     During May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Blue Ribbon Noble and 48 were from Blue Ribbon Marketing. Severance payments to these employees totaled RMB20,396,494 by Zhaoqing Brewery, RMB8,729,830 by Blue Ribbon Noble in which RMB3,491,932 was included in the equity in earnings of an associated company and RMB1,912,742 by Blue Ribbon Marketing. The Company recorded restructuring costs of RMB22,309,236 for the year ended December 31, 2001.


19.  RETIREMENT PLAN

     As stipulated by the PRC government regulations, High Worth Brewery and Blue Ribbon Marketing have defined contribution retirement plans for all their full-time staff. During the years ended December 31, 2001, 2000 and 1999, the monthly contributions of High Worth Brewery were calculated at 18.0%, 17.8% and 14.6%, respectively, and the monthly contribution of Blue Ribbon Marketing was calculated at 5.0%, 5.0% and 2.0%, respectively, of the basic salaries of the full-time employees. The pension costs charged to operations by the PRC group companies during the years ended December 31, 2001, 2000 and 1999 amounted to RMB2,841,594, RMB2,098,414 and
     RMB2,507,459, respectively.

     The Company did not have any retirement plan in operation until June 1, 1998. During the years ended December 31, 2001, 2000 and 1999, the monthly contribution of the Company for full-time staff was calculated at 9.0%, 7.0% and 7.0%, respectively, of the basic salary. The pension costs charged to operations by the Company were RMB237,388, RMB177,487 and RMB177,919 in 2001, 2000 and 1999, respectively.


20.  FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheets at December 31, 2001 and 2000 for current assets and current liabilities, qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. Cash denominated in foreign currency has been translated at the applicable unified exchange rate. The fair value of the long-term bank borrowings approximate the carrying amounts due to the nature of this instrument.

CBR BREWING COMPANY, INC.
-------------------------

21.   CONCENTRATION OF RISKS

     The Company's operating assets and primary source of income and cash flows are its interest in subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Group will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

     As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Group. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

     The sale and distribution of products under the "Pabst Blue Ribbon" brand in 2001, 2000 and 1999 accounted for 94%, 98% and 98% of the Group's revenues, respectively. The Group purchases Pabst Blue Ribbon Beer from Blue Ribbon Noble and is heavily dependent on Blue Ribbon Noble. Stoppages of production and/or supply from Blue Ribbon Noble for reasons inside or outside the Group's control could affect the Group's operation, although so far the Group has never encountered any problems in securing adequate supplies from Blue Ribbon Noble.

     The Group's financial instruments that are exposed to concentration of credit risk consist primarily of cash and accounts receivable from customers. Cash is maintained with major banks in the PRC. The Group's business activity is with customers in the PRC. The Group periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.


22.  COMMITMENTS AND CONTINGENCIES

     LICENSING AND RELATED MATTERS

     Blue Ribbon Group entered into licensing arrangements with Pabst Brewing Company whereby Blue Ribbon Group was granted the exclusive right to produce and market products under four specific Pabst trademarks in the PRC, the non-exclusive right to market products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the trademarks to any other enterprise in the PRC. Pursuant to the terms of a sublicense agreement, Blue Ribbon Group granted High Worth Brewery the right in Guangdong Province of the PRC to use two specific Pabst trademarks in its production, promotion, distribution and sale of beer under such trademarks. In addition, Blue Ribbon Group also granted the right to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer to High Worth Brewery or those enterprises owned by High Worth Brewery which are located outside Guangdong Province in the PRC. The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, High Worth Brewery is obligated to pay Blue Ribbon Group a royalty fee of US$11.70 for each metric ton of beer produced.

CBR BREWING COMPANY, INC.
-------------------------

22.  COMMITMENTS AND CONTINGENCIES - continued

     LICENSING AND RELATED MATTERS - continued

     A provisional agreement, subject to governmental approval, was made on May 10, 1995 among the Company and a subsidiary, the group companies of Noble China Inc., and Blue Ribbon Group, to the effect that:

     (a) High Worth Brewery was entitled to be granted from Blue Ribbon Group the right to brew and sell beer under the Pabst Blue Ribbon label produced in its brewing facilities up to a maximum production capacity of 100,000 tons per annum.

     (b) High Worth Brewery and/or companies that High Worth Brewery has an interest in are entitled to be granted a sublicense from Blue Ribbon Group with the right to produce and sell beer under the Pabst Blue Ribbon label in Guangdong Province of the PRC (an "Additional Facility"), to a maximum production capacity of 300,000 tons per annum.

          In the event that High Worth Brewery desires to obtain a sublicense for an Additional Facility, Goldjinsheng ("Linchpin") has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

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

     Subsequent to the signing of the provisional agreement, the Company, Blue Ribbon Group and Goldjinsheng have attempted to complete the respective separate definitive agreements. In December 1996, Blue Ribbon Group and Goldjinsheng advised the Company that they intended to modify some of the terms of the provisional agreement and to propose incorporating those modifications in the respective separate definitive agreements. In addition, the negotiation process was interrupted by the Sichuan Brewery issue in 1997 and 1998, related to the breach of the sublicense agreement with High Worth Brewery by Blue Ribbon Group and the Pabst trademark issue in 1999 in which Noble China Inc. has entered into a license agreement with Pabst Brewing Company, granting Noble China Inc. the right to utilize the Pabst Blue Ribbon trademark beginning in November 2003. The Company believes that the delays in completing the separate definitive agreements will not have a material effect on the validity of the terms and provisions contained in the provisional agreement.

CBR BREWING COMPANY, INC.
-------------------------

22.  COMMITMENTS AND CONTINGENCIES - continued

     LICENSING AND RELATED MATTERS - continued

     Noble China Inc., a public company listed on the Toronto Stock Exchange that is the 60% shareholder of Blue Ribbon Noble, has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it had paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales.

     Management has consulted with legal counsel regarding the legitimacy of the purported license agreement and the Company's potential responses. In addition, management has consulted with Blue Ribbon Group, the owner of the Pabst Blue Ribbon trademark in China through November 6, 2003, regarding potential responses, and has met with representatives of Noble China Inc. in an attempt to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China after November 6, 2003.

     Management of the Company has requested that Blue Ribbon Group take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China including the renewal of the Company's sub-license subsequent to November 6, 2003 when its existing sub-license with Blue Ribbon Group expires. The Company has been advised that Blue Ribbon Group is still evaluating the situation and has not yet determined how it will respond to this matter. Once Blue Ribbon Group has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. The Company is currently unable to predict the effect that this development may have on future operations. However, the inability of the Company to obtain a sub-license from Noble China Inc. or to renew the Company's sub-license which expires on November 6, 2003 or enter into some other form of strategic relationship under an acceptable terms and conditions that would allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

     The Company's controlling shareholder, Lan Wei, owns a 19.6% equity interest in Noble China Inc.

     Recently, Noble China Inc. has publicly reported that it was experiencing certain financial difficulties, and that if such difficulties continued into the first half of 2002, it would soon face insolvency and be forced to consider several alternatives. The Company is currently unable to predict the effect that this development may have on future operations, including any effect on the Company's ability to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China effective from November 7, 2003.

CBR BREWING COMPANY, INC.
-------------------------

22.  COMMITMENTS AND CONTINGENCIES - continued

     LICENSING AND RELATED MATTERS - continued

     Settlement Agreement
     --------------------

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

     OPERATING LEASE COMMITMENTS

     The Group leases premises under various operating leases which do not contain any renewal or escalation clauses. Rental expense under operating leases was RMB1,654,994, RMB2,304,004 and RMB1,851,307 during the years ended December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001, the Company was obligated under operating leases requiring minimum rentals as follows:

                                                 RMB

     Year ending December 31,
              2002 . . . . . . . . . . . . . . 677,555
              2003 . . . . . . . . . . . . . . 290,800
                                               -------

                                               968,355
                                               =======

     COMMITMENTS

     As of December 31, 2001, the Group had the following commitments, which had not been provided for in the financial statements:

                                                                          RMB
     Capital expenditure in respect of the purchase of property,
       plant and equipment . . . . . . . . . . . . . . . . . . . . .   1,355,378
                                                                      ==========
     Revenue expenditure in respect of signed advertising contracts.  14,759,657
                                                                      ==========

CBR BREWING COMPANY, INC.
-------------------------

23.  SUBSEQUENT EVENTS

     On April 3, 2002, the Company's associated company, Blue Ribbon Noble, was served with an order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB35,700,000. The court order is related to litigation between Noble China Inc., Shangdong Noble Brewery Ltd. and China Coast Property Development Ltd., with respect to Noble China Inc.'s 1994 investment in Shangdong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is owned by the brother of Lei Kat Chong, the former chairman of Noble China Inc., and is asserting a total claim against Noble China Inc. of approximately RMB53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin Holdings Limited, owns a 60% interest in Blue Ribbon Noble.

     The court order specified that a total of RMB53,100,000 was to be retained by Blue Ribbon Noble pending resolution of the litigation. Accordingly, in addition to the RMB35,700,000 of funds frozen, Blue Ribbon Noble will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin Holdings Limited of RMB17,400,000.

     Blue Ribbon Noble has engaged legal counsel in the PRC to file a challenge to the count order, but there can be no assurances that this effort will be successful.

     The RMB35,700,000 of funds frozen by court order will be designated by Blue Ribbon Noble as a portion of future dividend distributions payable to Linchpin Holdings Limited. As of December 31, 2001, Linchpin Holdings Limited was entitled to total dividend distributions from the retained earnings of Blue Ribbon Noble of RMB50,300,000.

     Management of Blue Ribbon Noble believes that Blue Ribbon Noble's operations will not be impaired as a result of the court order freezing a portion of its bank accounts, and that Blue Ribbon Noble has adequate working capital resources to fund its current operating requirements.

          ZHAOQING  BLUE  RIBBON  BREWERY  NOBLE  LTD.
          --------------------------------------------
          (Registered  in  the  People's  Republic  of  China)

          Report  and  Financial  Statements
          For  the  years  ended  December  31,  2001,  2000  and  1999

ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
----------------------------------------------
(Registered in the People's Republic of China)

REPORT  AND  FINANCIAL  STATEMENTS
FOR  THE  YEARS  ENDED  DECEMBER  31,  2001,  2000  and  1999
-------------------------------------------------------------


CONTENTS                                                            PAGE(S)
--------                                                            -------



REPORT  OF  INDEPENDENT  AUDITORS . . . . . . . . . . . . .          F - 1


BALANCE  SHEETS . . . . . . . . . . . . . . . . . . . . . .          F - 2


STATEMENTS  OF  OPERATIONS. . . . . . . . . . . . . . . . .          F - 3


STATEMENTS  OF  SHAREHOLDERS'  EQUITY . . . . . . . . . . .          F - 4


STATEMENTS  OF  CASH  FLOWS . . . . . . . . . . . . . . . .          F - 5


NOTES  TO  FINANCIAL  STATEMENTS. . . . . . . . . . . . . .      F - 6 - F - 19

REPORT  OF  INDEPENDENT  AUDITORS
----------------------------------

TO  THE  BOARD  OF  DIRECTORS  AND  SHAREHOLDERS  OF
ZHAOQING  BLUE  RIBBON  BREWERY  NOBLE  LTD.
----------------------------------------------------

We have audited the accompanying balance sheets of Zhaoqing Blue Ribbon Brewery Noble Ltd. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001 (all expressed in Chinese Renminbi). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such accompanying financial statements present fairly, in all material respects, the financial position of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 19 and 20 to the financial statements, the Company is exposed to certain risks through its operations in the People's Republic of China and the risk of uncertain renewal of its license to produce and distribute Pabst Blue Ribbon beer in the People's Republic of China.



Deloitte  Touche  Tohmatsu
Hong  Kong
April 3, 2002

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

                                 BALANCE SHEETS

                                                                 As of December 31,
                                                        -------------------------------------
                                                            2001        2001         2000
                                                        -----------  -----------  -----------
                                                            US$          RMB          RMB

                                               ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .    9,846,866   81,728,990   91,766,555
  Accounts receivable, net of allowance for
    doubtful accounts of RMB2,137,528 and
    RMB2,137,528 for 2001 and 2000,
    respectively (note 4). . . . . . . . . . . . . . .            -            -            -
  Bills receivable (note 5). . . . . . . . . . . . . .    7,637,786   63,393,624   66,783,300
  Inventories (note 6) . . . . . . . . . . . . . . . .    5,602,572   46,501,346   49,690,224
  Prepayments and deposits . . . . . . . . . . . . . .      321,768    2,670,672    8,028,342
  Amounts due from related companies, net of
    allowance for doubtful accounts of RMB151,000,000
    and RMB137,000,000 for 2001 and 2000,
    respectively (note 16a). . . . . . . . . . . . . .    7,928,719   65,808,364   76,646,547
  Income taxes receivables . . . . . . . . . . . . . .      159,139    1,320,853            -
                                                        -----------  -----------  -----------
Total current assets . . . . . . . . . . . . . . . . .   31,496,850  261,423,849  292,914,968

Property, plant and equipment, net (note 8). . . . . .   43,393,020  360,162,062  396,457,375
Restricted bank deposits . . . . . . . . . . . . . . .    4,301,205   35,700,000            -
                                                        -----------  -----------  -----------
                                                         47,694,225  395,862,062  396,457,375
                                                        -----------  -----------  -----------
Total assets . . . . . . . . . . . . . . . . . . . . .   79,191,075  657,285,911  689,372,343
                                                        ===========  ===========  ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .    2,634,507   21,866,385    9,903,111
  Accrued liabilities. . . . . . . . . . . . . . . . .    2,643,284   21,939,261    5,111,484
  Dividend payable . . . . . . . . . . . . . . . . . .    1,433,263   11,896,084   45,896,084
  Employee welfare and incentive fund. . . . . . . . .    3,257,520   27,037,419   30,374,634
  Amounts due to related companies (note 16b). . . . .    2,120,830   17,602,887    3,424,405
  Sales taxes payable (note 9) . . . . . . . . . . . .      876,768    7,277,177    9,912,015
  Income taxes payable . . . . . . . . . . . . . . . .            -            -   45,671,217
                                                        -----------  -----------  -----------
Total current liabilities. . . . . . . . . . . . . . .   12,966,172  107,619,213  150,292,950
                                                        -----------  -----------  -----------
Long-term liabilities:
  Deferred income taxes (note 7) . . . . . . . . . . .    1,592,530   13,218,000   10,000,000
                                                        -----------  -----------  -----------
Commitments and contingencies (note 20)

Shareholders' equity:
Contributed capital (note 10). . . . . . . . . . . . .   57,342,169  475,940,000  475,940,000
General reserve and enterprise development funds
  (note 12). . . . . . . . . . . . . . . . . . . . . .    3,907,102   32,428,949   32,428,949
Retained earnings (note 13). . . . . . . . . . . . . .    3,383,102   28,079,749   20,710,444
                                                        -----------  -----------  -----------
Total shareholders' equity . . . . . . . . . . . . . .   64,632,373  536,448,698  529,079,393
                                                        -----------  -----------  -----------
Total liabilities and shareholders' equity . . . . . .   79,191,075  657,285,911  689,372,343
                                                        ===========  ===========  ===========

              See accompanying notes to the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

                            STATEMENTS OF OPERATIONS

                                                                     Year ended December 31,
                                                  ---------------------------------------------------------
                                                      2001          2001           2000           1999
                                                  ------------  -------------  -------------  -------------
                                                      US$            RMB            RMB            RMB
Sales:
  Related parties (note 16c) . . . . . . . . . .   41,095,205    341,090,200    466,606,571    537,044,558
  Unrelated parties. . . . . . . . . . . . . . .            -              -          8,363         62,589
                                                  ------------  -------------  -------------  -------------
Total sales. . . . . . . . . . . . . . . . . . .   41,095,205    341,090,200    466,614,934    537,107,147
Sales taxes (note 9) . . . . . . . . . . . . . .   (2,510,609)   (20,838,058)   (23,522,541)   (23,299,155)
                                                  ------------  -------------  -------------  -------------
Net sales. . . . . . . . . . . . . . . . . . . .   38,584,596    320,252,142    443,092,393    513,807,992
Cost of sales, including inventory purchased
  from related companies of RMB78,890,261,
  RMB67,422,970 and RMB86,716,508 in 2001,
  2000 and 1999, respectively; and royalty fee
  paid to a related company of RMB7,756,444,
  RMB10,112,856 and RMB12,033,486 in 2001,
  2000 and 1999, respectively (note 16c) . . . .  (26,043,693)  (216,162,653)  (291,084,126)  (316,437,623)
                                                  ------------  -------------  -------------  -------------
Gross profit . . . . . . . . . . . . . . . . . .   12,540,903    104,089,489    152,008,267    197,370,369
Selling, general and administrative expenses,
  including management fee paid to a related
  company of nil, nil and RMB2,035,000 in
  2001, 2000 and 1999, respectively (note 16c);
  and allowance for doubtful account receivable
  from a related company of RMB14,000,000,
  RMB137,000,000 and nil in 2001, 2000 and
  1999, respectively (note 16a). . . . . . . . .  (10,049,261)   (83,408,864)  (171,174,772)   (32,232,488)
Restructuring charges (note 14)  . . . . . . . .   (1,051,787)    (8,729,830)             -              -
                                                  ------------  -------------  -------------  -------------
Operating income (loss). . . . . . . . . . . . .    1,439,855     11,950,795    (19,166,505)   165,137,881
Interest income. . . . . . . . . . . . . . . . .      125,584      1,042,345      1,141,976      1,650,372
Other income, including rental income received
  from a related company of RMB33,249,
  RMB1,367,408 and RMB2,120,012 in 2001,
  2000 and 1999, respectively (note 16c) . . . .      114,749        952,417      3,497,770      4,568,662
Interest expense . . . . . . . . . . . . . . . .      (12,889)      (106,977)       (16,724)       (51,926)
                                                  ------------  -------------  -------------  -------------
Income (loss) before income taxes. . . . . . . .    1,667,299     13,838,580    (14,543,483)   171,304,989
Income taxes (note 7). . . . . . . . . . . . . .     (779,431)    (6,469,275)   (31,479,185)   (42,887,055)
                                                  ------------  -------------  -------------  -------------
Net income (loss). . . . . . . . . . . . . . . .      887,868      7,369,305    (46,022,668)   128,417,934
                                                  ============  =============  =============  =============

              See accompanying notes to the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                               General
                                             reserve and
                                              enterprise
                               Contributed   development     Retained
                                 capital        funds        earnings        Equity
                               ------------  ------------  -------------  -------------
                                   RMB           RMB            RMB            RMB
                                (Note 10)     (Note 12)      (Note 13)
Balance at January 1, 1999. .  475,940,000    26,762,766    148,912,629    651,615,395
Net income for the year . . .            -             -    128,417,934    128,417,934
Appropriation of:
  Reserve . . . . . . . . . .            -     5,666,183     (5,666,183)             -
  Dividend. . . . . . . . . .            -             -   (102,939,969)  (102,939,969)
                               ------------  ------------  -------------  -------------
Balance at December 31, 1999.  475,940,000    32,428,949    168,724,411    677,093,360
Net loss for the year . . . .            -             -    (46,022,668)   (46,022,668)
Appropriation of:
  Dividend. . . . . . . . . .            -             -   (101,991,299)  (101,991,299)
                               ------------  ------------  -------------  -------------
Balance at December 31, 2000.  475,940,000    32,428,949     20,710,444    529,079,393
Net income for the year . . .            -             -      7,369,305      7,369,305
                               ------------  ------------  -------------  -------------
Balance at December 31, 2001.  475,940,000    32,428,949     28,079,749    536,448,698
                               ============  ============  =============  =============
Translated to US$
Balance at December 31, 2001
  (note 3). . . . . . . . . .   57,342,169     3,907,102      3,383,102     64,632,373
                               ============  ============  =============  =============

              See accompanying notes to the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

                            STATEMENTS OF CASH FLOWS

                                                                         Year ended December 31,
                                                         ------------------------------------------------------
                                                            2001          2001          2000          1999
                                                         -----------  ------------  ------------  -------------
                                                             US$          RMB           RMB            RMB
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . .     887,868     7,369,305   (46,022,668)   128,417,934

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . .   4,871,023    40,429,483    40,124,063     35,158,936
  Deferred income taxes . . . . . . . . . . . . . . . .     387,711     3,218,000     3,000,000      2,300,000
  Allowance (write back) for doubtful accounts. . . . .   1,695,181    14,000,000   137,000,000     (6,080,775)
  Loss on disposal of property, plant and
    equipment . . . . . . . . . . . . . . . . . . . . .           -             -         2,284              -
  Changes in operating assets and liabilities:
  Decrease in accounts receivable . . . . . . . . . . .           -             -             -        266,729
  Decrease (increase) in bills receivable . . . . . . .     408,395     3,389,676     1,681,700    (27,102,000)
  Decrease (increase) in inventories. . . . . . . . . .     384,202     3,188,878     6,506,137    (21,064,178)
  Decrease (increase) in prepayments and
    deposits. . . . . . . . . . . . . . . . . . . . . .     645,502     5,357,670    (6,355,129)       194,227
  (Increase) decrease in amounts due from
    related companies . . . . . . . . . . . . . . . . .    (389,376)   (3,161,817)  (15,241,977)    26,324,018
  Increase in income taxes receivables. . . . . . . . .    (159,139)   (1,320,853)            -              -
  Increase (decrease) in accounts payable and
    accrued liabilities . . . . . . . . . . . . . . . .   3,468,801    28,791,051   (33,670,694)   (28,498,015)
  (Decrease) increase in employee welfare and
    incentive fund. . . . . . . . . . . . . . . . . . .    (402,074)   (3,337,215)    1,998,923     12,909,453
  Increase (decrease) in amounts due to related
    companies . . . . . . . . . . . . . . . . . . . . .   1,708,251    14,178,482    (4,141,703)    (5,925,719)
  Decrease in sales taxes payable . . . . . . . . . . .    (317,450)   (2,634,838)   (4,072,629)   (43,690,770)
  (Decrease) increase in income taxes payable . . . . .  (5,502,556)  (45,671,217)   (9,675,771)    34,150,465
  Increase in restricted bank deposits. . . . . . . . .  (4,301,205)  (35,700,000)            -              -
                                                         -----------  ------------  ------------  -------------
Net cash provided by operating activities . . . . . . .   3,385,134    28,096,605    71,132,536    107,360,305
                                                         -----------  ------------  ------------  -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment. . . . . .    (498,093)   (4,134,170)  (11,690,058)    (9,850,985)
                                                         -----------  ------------  ------------  -------------
Cash flows from financing activities:
  Dividend paid . . . . . . . . . . . . . . . . . . . .  (4,096,386)  (34,000,000)  (56,095,215)  (102,939,969)
                                                         -----------  ------------  ------------  -------------
Net (decrease) increase in cash and cash equivalents. .  (1,209,345)  (10,037,565)    3,347,263     (5,430,649)
Cash and cash equivalents at beginning of year. . . . .  11,056,211    91,766,555    88,419,292     93,849,941
                                                         -----------  ------------  ------------  -------------
Cash and cash equivalents at end of year. . . . . . . .   9,846,866    81,728,990    91,766,555     88,419,292
                                                         ===========  ============  ============  =============

              See accompanying notes to the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITY

     Zhaoqing Blue Ribbon Brewery Noble Ltd. (the "Company") is a Sino-foreign equity joint venture enterprise registered in the People's Republic of China (the "PRC") in October 1993 in which Goldjinsheng Holding Limited ("Goldjinsheng") and Zhaoqing Brewery hold 60% and 40% interests, respectively. The venture term of the Company is twenty years which may be extended upon mutual agreement of the joint venture parties and approval from the relevant PRC government authorities.

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

     Since commencement of business on November 6, 1993, the Company has principally been engaged in the production and sale of beer products in the PRC. The Company's principal product is Blue Ribbon beer produced and sold under non-exclusive Pabst trademarks which were granted by Blue Ribbon Group (see note 20), an unrelated PRC owned enterprise. Malt, rice, hops, water and packing materials are the major raw materials involved in the production of Blue Ribbon beer. Effective July 1, 1995, all beer products produced by the Company were sold to Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing"), which was formed to promote and distribute beer products. Blue Ribbon Marketing is 70% owned by Zhaoqing Brewery, which acts as a nominee on behalf of Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery") and 30% owned directly by Blue Ribbon Group. Also, the Blue Ribbon Group owns indirectly 28% of Blue Ribbon Marketing.

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

     On January 20, 1998, Goldjinsheng and Zhaoqing Brewery entered into an agreement which stipulated that their respective interests in the Company will be transferred to Linchpin Holdings Limited ("Linchpin"), another wholly-owned subsidiary of Noble China Inc., and High Worth Brewery, respectively. In March 1999, approval from the relevant PRC authorities for the registration of the aforesaid transfer for Linchpin was obtained. As a result, Linchpin and Zhaoqing Brewery currently own 60% and 40% equity interests in the Company, respectively.

     In December 2000, an agreement was reached to pool the distribution, marketing and sales operations of a newly created management entity, which Noble China Inc. does not own and has not managed, with the production operations of the Company and with the production operations of High Worth Brewery.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITY  -  continued

     In order to gain the positive benefits from the increased scale of operations, focusing on a demanding operational environment, the management teams of the two brewing facilities and the distribution, marketing and sales operation were pooled together. The newly created management entity is called "Blue Ribbon Enterprises" which began directing all operations on January 1, 2001. However, the Company, High Worth Brewery and Blue Ribbon Marketing remain separate legal entities.

     The reorganization of the management team, which involved the reassignment of forty-three managers from the three distinct businesses, was achieved as planned. The management team of Blue Ribbon Enterprises has full authority and responsibility to direct the affairs of the Company, High Worth Brewery and Blue Ribbon Marketing report to a newly established management committee consisting of representatives from the three entities.


2.   BASIS  OF  PRESENTATION

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the preparation of the statutory financial statements of the Company which are prepared in accordance with the accounting principles and relevant financial regulations established by the Ministry of Finance of the PRC ("PRC GAAP").

     The major adjustments made to the PRC statutory financial statements to conform with US GAAP include adjustments for depreciation, allowance for doubtful accounts and deferred taxation.


3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, cash accounts, interest bearing saving accounts, and short-term bank deposits with maturities of three months or less, when purchased.

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

     Depreciation and amortization are provided using the straight-line method to write off the cost of property, plant and equipment over the estimated useful lives as follows:

     Land  use  rights . . . . . . . . . . .    20  years
     Buildings . . . . . . . . . . . . . . .    20  years
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

     REVENUE RECOGNITION - Sales represent the invoiced value of goods sold, net of returns and discounts. Sales are generally recognized when the title is passed to customers upon shipment and when collectibility is reasonably assured.

     ADVERTISING EXPENSES - Advertising expenses are charged to expense in the statements of operations as incurred. Advertising expense was RMB12,355,261, RMB54,300 and RMB701,505 for the years ended December 31, 2001, 2000 and 1999, respectively.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

     FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company are maintained in Renminbi ("RMB"). In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the statement of operations in the period in which they occur.

     Translation of amounts from "RMB" into United States dollars ("US$") is for the convenience of the reader only and has been made at US$1.00 = RMB8.3 (see note 11). No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 on July 1, 2001 did not have a significant impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and indefinite-life intangible asset amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles with finite lives, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is required to implement SFAS 142 on January 1, 2002 and has determined it will have no impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 on January 1, 2003. The Company is reviewing SFAS No. 143 to determine what effect, if any, it will have on the Company's financial position and results of operations.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

     The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to the Company effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results for Operations". SFAS No. 144 requires a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is reviewing SFAS No. 144 to determine what effect, if any, it will have on the Company's financial position and results of operations.

4.   ACCOUNTS RECEIVABLE

     Accounts receivable comprise:

                                                                  2001         2000
                                                                  ----         ----
                                                                  RMB          RMB
     Accounts receivables - trade . . . . . . . . . . . . .    2,137,528    2,137,528
     Less: Allowance for doubtful accounts. . . . . . . . .   (2,137,528)  (2,137,528)
                                                              -----------  -----------
                                                                       -            -
                                                              ===========  ===========

     Movement of allowance for doubtful accounts:
                                                      2001        2000         1999
                                                      ----        ----         ----
                                                      RMB         RMB          RMB

     Balance as at January 1 . . . . . . . . . .   2,137,528   2,137,528    2,218,303
     Written back during the year. . . . . . . .           -           -      (80,775)
                                                   ---------  ----------   -----------
     Balance as at December 31 . . . . . . . . .   2,137,528   2,137,528    2,137,528
                                                   =========  ==========   ===========


     Movement of allowance for doubtful accounts for amounts due from related companies:

                                                      2001        2000         1999
                                                      ----        ----         ----
                                                      RMB         RMB          RMB

     Balance as at January 1 . . . . . . . . . . 137,000,000            -            -
     Provision for the year  . . . . . . . . . .  14,000,000  137,000,000            -
                                                 -----------  -----------  -----------
     Balance as at December 31 . . . . . . . . . 151,000,000  137,000,000            -
                                                 ===========  ===========  ===========


     No amounts have been written off during the years presented.


5.   BILLS  RECEIVABLE

     Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

6.   INVENTORIES

                                         2001      2000
                                         ----      ----
                                         RMB        RMB
Inventories comprise:

Raw materials . . . . . . . . . . .  25,284,820  23,507,834
Work in progress. . . . . . . . . .   8,921,201   5,681,546
Finished goods. . . . . . . . . . .  12,295,325  20,500,844
                                     ----------  ----------
                                     46,501,346  49,690,224
                                     ==========  ==========



7.   INCOME  TAXES

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

     The reconciliation of the effective income tax rate of the Company to the relevant statutory income tax rate in the PRC is as follows:


                                                          Years ended December 31,
                                                    ------------------------------------
                                                       2001        2000         1999
                                                    -----------  -----------  -----------
     Statutory tax rate . . . . . . . . . . . . . .        27%          27%          27%
     Tax holidays and concession  . . . . . . . . .        (9%)          -            -
     Permanent differences relating to
      non-taxable income and non-deductible
      expenses  . . . . . . . . . . . . . . . . . .        28%        (246%)          -
     Others . . . . . . . . . . . . . . . . . . . .         -            2%          (2%)
                                                    -----------  -----------  -----------
     Effective tax rate . . . . . . . . . . . . . .        47%        (216%)         25%
                                                    ===========  ===========  ===========

     The provision for income taxes consists of the following:

                                                           Years ended December 31,
                                                    -----------------------------------
                                                       2001        2000         1999
                                                    ---------  -----------  -----------
                                                       RMB         RMB          RMB

     Current . . . . . . . . . . . . . . . . .      3,251,275   28,479,185   40,587,055
     Deferred. . . . . . . . . . . . . . . . .      3,218,000    3,000,000    2,300,000
                                                    ---------  -----------  -----------
                                                    6,469,275   31,479,185   42,887,055
                                                    =========  ===========  ===========

     The deferred income tax liability relates to property, plant and equipment.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

8.   PROPERTY,  PLANT  AND  EQUIPMENT

                                                            2001           2000
                                                        -------------  -------------
                                                            RMB            RMB
     At cost:
       Land use rights and buildings . . . . . . . . .   182,265,093    182,265,093
       Plant, machinery and equipment. . . . . . . . .   436,702,090    432,916,405
       Motor vehicles  . . . . . . . . . . . . . . . .     9,181,771      9,181,771
       Leasehold improvements. . . . . . . . . . . . .     4,323,722      5,642,216
       Construction in progress. . . . . . . . . . . .     6,009,589      4,342,610
                                                        -------------  -------------
       Total . . . . . . . . . . . . . . . . . . . . .   638,482,265    634,348,095
       Less: Accumulated depreciation and amortization  (278,320,203)  (237,890,720)
                                                        -------------  -------------
                                                         360,162,062    396,457,375
                                                        =============  =============

9.   SALES  TAXES

     The Company is subject to three kinds of sales taxes: value added tax ("VAT"), consumption tax and other sales taxes. The applicable VAT rate is 17% for brewery products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable VAT rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant invoices in support. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the statement of operations. The applicable consumption tax rate in respect of brewery products is RMB220 per ton. Beginning May 1, 2001, consumption taxes were increased for beers selling in excess of RMB3,000 per metric ton, from RMB220 per metric ton to RMB250 per metric ton. The consumption tax charged to the statement of operations is determined based on the volume of sales within the PRC territory. No consumption tax is levied on wholesale trading of brewery products, on exported goods or on non-alcoholic beverage products. The other sales taxes are assessed as a percentage of consumption tax and VAT payable.


10.  CONTRIBUTED  CAPITAL

     The Company was registered with a capital of US$50,000,000. At the balance sheet date, a total of RMB475,940,000 was contributed by the joint venture parties.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

11.  FOREIGN  CURRENCY  EXCHANGE

     The People's Bank of China ("PBOC") and the State Exchange Administration Bureau jointly pronounced that from December 1, 1998, foreign currency exchange adjustment services for the foreign invested enterprises ("FIE"), which were previously provided by the SWAP centers within the PRC, were cancelled. From that date onward, FIEs can only transact foreign currency deals though those authorized banks in the PRC at the prevailing exchange rates quoted by the PBOC.

     The SWAP center business was started by the PRC government in 1980. FIEs could buy or sell foreign currencies at the SWAP center at the market rates quoted by such centers. From December 1, 1998, FIEs can only buy or sell foreign currencies through the banks operated in the PRC at the prevailing exchange rates quoted by the PBOC. All these foreign currency transactions then pass through the centralized banking system in the PRC. The exchange rates quoted by the banks are the middle price of the bid price and ask price on the previous transaction date.

     The exchange rates of the RMB equivalent to US$1.00 as of December 31, 2001, 2000 and 1999 were approximately RMB8.30.


12.  GENERAL  RESERVE  AND  ENTERPRISE  DEVELOPMENT  FUNDS

     As stipulated by the relevant laws and regulations for foreign investment enterprises, the Company is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentages of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of operations. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the Company. Under the joint venture agreement, the board of directors shall determine the appropriations with regard to the economic situation of the Company. The percentages of annual appropriations to the general reserve fund, enterprise development fund and employee welfare and incentive fund for 2000 and 2001 have not been determined by the board of directors.


13.  RETAINED  EARNINGS

     As described in note 2, net income (loss) as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it will be necessary to obtain approval and convert such distributions at an authorized bank. As of December 31, 2001 and 2000, the retained earnings calculated according to PRC GAAP available for distribution amounted to approximately RMB83,901,000 and RMB75,511,000, respectively.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

14.  RESTRUCTURING  CHARGES

     During May and July 2001, the Company implemented a restructuring program that resulted in a restructuring charge for employee severance and termination benefit costs associated with a headcount reduction of a total of 177 management, salaried and clerical positions. The majority of the restructuring activities were completed during 2001. The Company recorded restructuring costs of RMB8,729,830 for the year ended December 31, 2001.


15.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

     Interest paid during the years ended December 31, 2001, 2000 and 1999 was RMB106,977, RMB16,724 and RMB51,921, respectively. Income tax paid for the years ended December 31, 2001, 2000 and 1999 was RMB50,243,345, RMB38,154,956 and RMB6,436,590, respectively.


16.  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS

     (a)  Amounts  due  from  related  companies

          The amounts receivable from related companies mainly represented the receivable balances from companies of the Blue Ribbon Group (including subsidiaries), Blue Ribbon Marketing, Goldjinsheng (Linchpin), HK Kellogy, Blue Po and High Worth Brewery amounting to approximately RMB3,373,000, RMB42,378,000, RMB3,537,000, nil, RMB410,000 and
          RMB16,110,000, respectively, for 2001; and RMB3,188,000, nil,
          RMB71,862,000, RMB1,201,000, RMB396,000 and nil, respectively, for 2000.

          The balances with Blue Ribbon Group, Goldjinsheng (Linchpin), HK Kellogy, Blue Po and principally represented expenses paid by the Company on their behalf.

          The balances with Blue Ribbon Marketing and High Worth Brewery were operating in nature and principally represented accounts receivable from sales of finished goods and the purchase of raw materials. An allowance for doubtful accounts of RMB151,000,000 and RMB137,000,000 was recorded in 2001 and 2000, respectively, with respect to the balances with Blue Ribbon Marketing.

          The amounts receivable from related companies are unsecured, interest-free and repayable on demand.

     (b)  Amounts  due  to  related  companies

          As of December 31, 2001 and 2000, the amounts due to related companies principally represented balances arising from the purchases of raw materials from American National Can (Zhaoqing) Co., Ltd., in which Blue Ribbon Group has equity interests and Blue Ribbon Group's subsidiaries.

          The balances are unsecured, interest-free and repayable on demand.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

16.  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS  -  continued

     (c)  Related  party  transactions

          The Company had transactions with companies in which Blue Ribbon Group or High Worth Brewery have equity interests. The significant transactions are summarized below:

                                             Years ended December 31,
                                       -------------------------------------
                                          2001        2000         1999
                                       -----------  -----------  -----------
                                           RMB         RMB          RMB
Sales of beer products to:
  Blue Ribbon Marketing . . . . . . .  341,080,358  466,532,300  537,010,133
  Blue Ribbon Group . . . . . . . . .        6,426       29,424        3,014
  American National Can (Zhaoqing)
    Co., Ltd. . . . . . . . . . . . .        2,598       32,262       31,411
  Blue Ribbon Mineral Water . . . . .          818       12,584            -
Sales of raw materials and beer
 products to:
  High Worth Brewery (see note below)   91,015,274            -            -
  Blue Ribbon Marketing . . . . . . .      210,274            -            -
  Blue Po . . . . . . . . . . . . . .      168,154            -            -
Purchases of raw materials from:
  American National Can (Zhaoqing)
    Co., Ltd. . . . . . . . . . . . .   49,050,882   67,325,141   77,642,936
  High Worth Brewery (see note below)   22,575,757       97,829       38,913
  Zhaoqing Blue Ribbon Wah Hing
    Paper Products Limited  . . . . .    7,592,850            -            -
  Zhaoqing Blue Ribbon Carton
    Manufacturing Co. . . . . . . . .            -            -    9,034,659

Royalty fee paid to
  Blue Ribbon Group . . . . . . . . .    7,756,444   10,112,856   12,033,486

Management fee paid to
  Blue Ribbon Group . . . . . . . . .            -            -    2,035,000

Rental income received from
  Blue Ribbon Marketing . . . . . . .       33,249    1,367,408    2,120,012

Motor vehicle purchase consideration
  to Blue Ribbon Marketing. . . . . .            -       52,517            -
                                        ===========  ==========  ============



     Note: During the year ended December 31, 2001, the Company sold beer products of RMB91,015,274 (representing the direct variable cost of producing these products) to and purchased raw materials of RMB22,575,757 from High Worth Brewery (at cost), resulting in a net sale of raw materials of RMB68,439,517.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

16.  RELATED  PARTY  TRANSACTIONS  AND  ARRANGEMENTS  -  continued

     (d)  Management arrangement

          On December 30, 1997, High Worth Brewery, Blue Ribbon Marketing, Blue Ribbon Group and Sichuan Brewery reached an out of court settlement that confirmed:

          (i) High Worth Brewery will serve as the core organization for managing the production and operation of the Pabst Blue Ribbon beer business in the PRC. High Worth Brewery would coordinate and manage the procurement, production, sales and future development of all Pabst Blue Ribbon beer production enterprises in the PRC.

         (ii) Blue Ribbon Marketing will act as the single entity to unify and coordinate all of the sales of Pabst Blue Ribbon beer in the PRC. All of the Pabst Blue Ribbon beer products produced by the Company, High Worth Brewery and any other new joint ventures set up by High Worth Brewery will be marketed by Blue Ribbon Marketing.

          Under this arrangement, Blue Ribbon Marketing marketed and sold the production of the Company and High Worth Brewery. Through December 31, 2000, Blue Ribbon Marketing purchased the beer production from the Company and High Worth Brewery on a 2 to 1 ratio respectively.

          During December 2000, CBR Brewery Company. Inc, and Noble China Inc. signed a memorandum pursuant to which a management committee was established to coordinate and enhance the operations of the Company, High Worth Brewery and Blue Ribbon Marketing.

          Effective January 1, 2001, the management, marketing, production and operations of the Company, High Worth Brewery and Blue Ribbon Marketing were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" to improve coordination of human, financial, production and marketing activities. Under this arrangement:

          - The administrative expenses of Blue Ribbon Marketing, the total production volume of the Company and High Worth Brewery and the related direct variable costs incurred for beer production of the two breweries were allocated among the Company and High Worth Brewery at a 2 to 1 ratio, respectively.

          - Direct selling expenses and advertising expenses incurred by Blue Ribbon Marketing relating to the sale of beer products from the two breweries are allocated among the Company and High Worth Brewery at a 2 to 1 ratio, respectively.

          The administrative, direct selling and advertising expenses of Blue Ribbon Marketing and the direct variable costs incurred for beer production of the two breweries were allocated at cost.

17.  RETIREMENT  PLAN

     As stipulated by PRC government regulations, the Company has defined contribution retirement plans for all its full-time employees. The Company and its employees are required to contribute to the PRC insurance companies organized by the PRC government, which are responsible for the payment of pension benefits to retired employees. The monthly contributions of the Company and the full-time employees were calculated at 17.8% and 5.0%, respectively, of the basic salaries of the full-time employees. The pension costs charged to operations by the Company for the years ended December 31, 2001, 2000 and 1999 amounted to RMB3,120,296, RMB1,260,128 and
     RMB1,076,919, respectively.


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

     All the Company's revenues are principally derived from the sale of Pabst Blue Ribbon beer.

     The Company sold almost 100% of its products to Blue Ribbon Marketing in 2001, 2000 and 1999, respectively, and is heavily dependent on such sales to this related company.

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

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

20.  COMMITMENTS  AND  CONTINGENCIES

     Blue Ribbon Group entered into licensing arrangements with Pabst Brewing Company whereby Blue Ribbon Group was granted the exclusive right to produce and market products under four specific Pabst trademarks in the PRC, the non-exclusive right to market such products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sublicense the use of the trademarks to any other enterprise in the PRC. Pursuant to the terms of the sublicense agreement, Blue Ribbon Group granted the Company the right to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense granted, the Company is obligated to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced (see note 16c).

     Noble China Inc., a public company listed on the Toronto Stock Exchange that is the 60% shareholder of the Company, has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it had paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales.

     Recently, Noble China Inc. has publicly reported that it was experiencing certain financial difficulties, and that if such difficulties continued into the first half of 2002, it would soon face insolvency and be forced to consider several alternatives. The Company is currently unable to predict the effect that this development may have on future operations, including any effect on the Company's ability to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

21.  SUBSEQUENT EVENT

     On April 3, 2002, the Company was served with an order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB35,700,000. The court order is related to litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast Property Development Ltd, with respect to Noble China Inc.'s 1994 investment in Shandong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is owned by the brother of Lei Kat Chong, the former chairman of Noble China Inc., and is asserting a total claim against Noble China Inc. of approximately RMB53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin Holdings Limited, owns a 60% interest in the Company.

     The court order specified that a total of RMB53,100,000 was to be retained by the Company pending resolution of the litigation. Accordingly, in addition to the RMB35,700,000 of funds frozen, the Company will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin Holdings Limited of RMB17,400,000.

     The Company has engaged legal counsel in the PRC to file a challenge to the court order, but there can be no assurances that this effort will be successful.

     The RMB35,700,000 of funds frozen by court order will be designated by the Company as a portion of future dividend distributions payable to Linchpin Holdings Limited. As of December 31, 2001, Linchpin Holdings Limited was entitled to total dividend distributions from the retained earnings of the Company of RMB50,300,000.

     In the opinion of the directors, the operations of the Company will not be impaired as a result of the court order freezing a portion of its bank accounts. The directors believe that the Company has adequate working capital resources to fund its current operating requirements and that this matter will not give rise to any liability by the Company.

--------------------------------------------------------------------------------

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

21             Subsidiaries of the Company.(7)

23             Consent of Independent Auditors.(7)

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

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(7)  Filed herein.

(P) Indicates that the document was originally filed with the Securities and Exchange Commission in paper form and that there have been no changes or amendments to the document which would require filing of the document electronically with this Annual Report on Form 10-K.

(C)  Indicates compensatory plan, agreement or arrangement.