Form 10-Q
period 2002-03-31
CBR BREWING CO INC
filed 2002-05-20
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002


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



                                 Not applicable
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

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


                                      INDEX



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001

                  Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2002 and 2001

                  Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2002 and 2001

                  Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2002 and 2001


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                          March 31, 2002            December 31, 2001
                                     -------------------------  -------------------------
                                         RMB           USD          RMB          USD
                                     ------------  -----------  -----------  ------------
                                     (Unaudited)   (Unaudited)
ASSETS
Current assets:
  Cash                                 62,700,044    7,554,222   71,366,480     8,598,371
  Accounts and bills receivable, net   68,651,759    8,271,296   64,443,050     7,764,223
  Inventories (Note 3)                 53,266,578    6,417,660   53,313,982     6,423,371
  Amounts due from related
    companies (Note 6)                  6,131,952      738,789    1,069,599       128,867
  Income taxes receivable               1,624,580      195,733            -             -
  Prepayments, deposits and other
    receivables                        33,579,342    4,045,704   26,287,896     3,167,216
                                     ------------  -----------  -----------  ------------

  Total current assets                225,954,255   27,223,404  216,481,007    26,082,048

Interest in an associated company
  (Note 4)                            263,080,197   31,696,409  259,164,383    31,224,624

Property, plant and equipment, net
  (Note 5)                            210,850,699   25,403,699  217,668,104    26,225,073
                                     ------------  -----------  -----------  ------------

  Total assets                        699,885,151   84,323,512  693,313,494    83,531,745
                                     ============  ===========  ===========  ============


                                  (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                              March 31, 2002          December 31, 2001
                                        -------------------------  -----------------------
                                            RMB           USD          RMB         USD
                                        ------------  -----------  -----------  ----------
                                        (Unaudited)   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                       111,104,000    13,386,024  109,835,524  13,233,196
  Accounts payable and
    accrued liabilities                 176,066,493    21,212,830  166,128,707  20,015,507
  Amounts due to related companies        2,698,929       325,172    2,435,577     293,443
  Amount due to an associated company
    (Note 7)                            199,753,980    24,066,745  210,805,218  25,398,219
  Sales taxes payable                    24,412,435     2,941,257   23,160,813   2,790,459
                                        ------------  -----------  -----------  ----------

  Total current liabilities             514,035,837    61,932,028  512,365,839  61,730,824
                                        ------------  -----------  -----------  ----------

Long-term liabilities:
  Bank borrowings                        12,051,540     1,451,993   12,400,211   1,494,001
  Advance from a related company
    (Note 9)                              5,700,000       686,747            -           -
                                        ------------  -----------  -----------  ----------

  Total long-term liabilities            17,751,540     2,138,740   12,400,211   1,494,001
                                        ------------  -----------  -----------  ----------

Minority interests (Note 8)                       -             -            -           -
                                        ------------  -----------  -----------  ----------

Contingencies (Note 10)

Common stock:
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding                4,273           515        4,273         515
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                2,559           308        2,559         308
Additional paid-in capital              107,361,845    12,935,162  107,361,845  12,935,162
General reserve and enterprise
  development funds                      16,108,349     1,940,765   16,108,349   1,940,765
Retained earnings                        44,620,748     5,375,994   45,070,418   5,430,170
                                        ------------  -----------  -----------  ----------

  Total shareholders' equity            168,097,774    20,252,744  168,547,444  20,306,920
                                        ------------  -----------  -----------  ----------


Total liabilities and shareholders'
  equity                                699,885,151    84,323,512  693,313,494  83,531,745
                                        ============  ===========  ===========  ==========


        See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended       Three Months Ended
                                               March 31, 2002            March 31, 2001
                                         ---------------------------  -------------------
                                              RMB           USD               RMB
                                         -------------  ------------  -------------------
Sales                                     191,336,093    23,052,541          217,122,620
Sales taxes                                (5,730,529)     (690,425)          (4,655,109)
                                         -------------  ------------  -------------------

Net sales                                 185,605,564    22,362,116          212,467,511
Cost of sales, including inventory
  purchased from related companies of
  RMB 108,785,027 and RMB 130,669,448
  for the three months ended March 31,
  2002 and 2001, respectively; and
  royalty fee paid to a related
  company of RMB 865,718 and
  RMB 912,742 for the three months
  ended March 31, 2002 and 2001,
  respectively                           (128,678,113)  (15,503,387)        (159,347,081)
                                         -------------  ------------  -------------------

Gross profit                               56,927,451     6,858,729           53,120,430

Selling, general and administrative
  expenses                                (58,994,931)   (7,107,823)         (69,413,900)
Impairment of property, plant
  and equipment (Note 5)                            -             -           (2,750,000)
                                         -------------  ------------  -------------------

Operating loss                             (2,067,480)     (249,094)         (19,043,470)
Interest expense                           (2,298,004)     (276,867)          (2,451,990)
                                         -------------  ------------  -------------------

Loss before income taxes, minority
  interests and equity in earnings
  of an associated company                 (4,365,484)     (525,961)         (21,495,460)
Income taxes                                        -             -             (735,332)
                                         -------------  ------------  -------------------

Loss before minority interests and
  equity in earnings of an associated
  company                                  (4,365,484)     (525,961)         (22,230,792)
Minority interests (Note 8)                         -             -            8,335,482
                                         -------------  ------------  -------------------

Loss before equity in earnings of
  an associated company                    (4,365,484)     (525,961)         (13,895,310)

Equity in earnings of an associated
  company                                   3,915,814       471,785            5,482,221
                                         -------------  ------------  -------------------

Net loss                                     (449,670)      (54,176)          (8,413,089)
                                         =============  ============  ===================

Net loss per common share
  - basic and diluted (Note 2)                  (0.06)        (0.01)               (1.05)
                                         =============  ============  ===================

Weighted average number of shares
  of common stock outstanding
  - basic and diluted                       8,010,013     8,010,013            8,010,013
                                         =============  ============  ===================

See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      Three Months Ended           Three Months Ended
                                                         March 31, 2002              March 31, 2001
                                                --------------------------------  -------------------
                                                      RMB              USD                RMB
                                                ---------------  ---------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              (449,670)         (54,176)          (8,413,089)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating
 activities:
   Allowance for doubtful accounts                   6,500,000          783,133            6,300,000
   Depreciation and amortization                     7,554,837          910,221            9,188,638
   Impairment of property, plant and equipment               -                -            2,750,000
   Minority interests                                        -                -           (8,335,482)
   Equity in earnings of an associated company      (3,915,814)        (471,785)          (5,482,221)

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts and bills receivable                   (10,708,709)      (1,290,206)         (22,766,224)
   Inventories                                          47,404            5,711           18,794,982
   Amounts due from related companies               (5,062,353)        (609,922)             (57,882)
   Income taxes receivable                          (1,624,580)        (195,733)                   -
   Prepayments, deposits and other receivables      (7,291,446)        (878,488)         (17,269,239)
 Increase (decrease) in -
   Accounts payable and accrued liabilities          9,937,786        1,197,323           20,453,110
   Amount due to an associated company             (11,051,238)      (1,331,474)          10,576,772
   Income taxes payable                                      -                -             (281,179)
   Sales taxes payable                               1,251,622          150,798           (2,408,668)
                                                ---------------  ---------------  -------------------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                       (14,812,161)      (1,784,598)           3,049,518
                                                ---------------  ---------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment         (737,432)         (88,847)          (2,698,597)
                                                ---------------  ---------------  -------------------

NET CASH USED IN INVESTING ACTIVITIES                 (737,432)         (88,847)          (2,698,597)
                                                ---------------  ---------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                              14,000,000        1,686,747                    -
   Repayment of bank borrowings                    (13,080,195)      (1,575,927)          (3,000,000)
   Advance from a related company                    5,700,000          686,747                    -
   Increase (decrease) in amounts due to
     related companies                                 263,352           31,729          (10,181,130)
                                                ---------------  ---------------  -------------------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                         6,883,157          829,296          (13,181,130)
                                                ---------------  ---------------  -------------------

Net decrease in cash                                (8,666,436)      (1,044,149)         (12,830,209)
Cash at beginning of period                         71,366,480        8,598,371           90,313,060
                                                ---------------  ---------------  -------------------

Cash at end of period                               62,700,044        7,554,222           77,482,851
                                                ===============  ===============  ===================


See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

BUSINESS - CBR Brewing Company, Inc., a Florida corporation (the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), is the parent of High Worth Holdings Ltd., a British Virgin Islands corporation ("Holdings"). Since November 1994, Holdings has owned a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd., a Sino-foreign joint venture ("High Worth JV"), which, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). The other 40% interest in High Worth JV is owned by Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon"), a related company. Substantially all of the beer currently sold by the Company is marketed under the Pabst Blue Ribbon label, and is brewed under a sublicense agreement with Guangdong Blue Ribbon, which, through an assignment and transfer, obtained its license from Pabst Brewing Company ("Pabst US").

The Company is engaged in the business of brewing, distributing and marketing Pabst Blue Ribbon beer in China. As of March 31, 2002, the Company owned effective interests of 60%, 24% and 33% in three brewing facilities currently producing Pabst Blue Ribbon beer and other local brand beer in China, all of which are managed by the Company. The Company is also presently responsible for the marketing and sale in China of Pabst Blue Ribbon beer produced by the three brewing facilities. In 2000, the Company owned an effective interest of 9% in a fourth brewing facility. However, during April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partner, resulting in an agreement to withdraw from the fourth brewing facility. In 2000, the Company, through Holdings, also owned a 51% effective interest in a fifth brewing facility producing local brand beer, but the production and operation of this brewery was formally terminated in December 2000. The Company wrote off its investment in this brewery during 2001.

High Worth JV holds certain licensing rights for Pabst Blue Ribbon beer and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"), and, through a subsidiary, a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"). Noble Brewery owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. A subsidiary of Noble China, Inc., a company whose stock is traded on the Toronto Stock Exchange, owns the other 60% interest in Noble Brewery.

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

In January 1998, the Company, through High Worth JV, established a joint venture company, Zao Yang Blue Ribbon High Worth Brewery Limited ("Zao Yang High Worth Brewery"), which is located in Hubei Province. Zao Yang High Worth Brewery is the third Pabst Blue Ribbon brewing complex in China and is managed by Zhaoqing Brewery. High Worth JV owns a 55% interest, equivalent to an effective interest of 33%. Zao Yang Brewery, an unaffiliated company in Hubei Province, owns the other 45% interest in Zao Yang High Worth Brewery.

The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  (continued)

NOBLE CHINA INC. - Noble China Inc. has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it had paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales. Noble China Inc. has also recently publicly reported that it was experiencing certain financial difficulties, and that if such difficulties continued through the first half of 2002, it would be unable to meet its financial commitments and would face insolvency, and be forced to consider various courses of action.

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

During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. This pooled management structure is expected to achieve greater efficiency and improved operating profitability. Certain pooled operating costs are being allocated in proportion to each brewery's respective production capacities, resulting in an allocation of such costs between High Worth JV and Noble Brewery at a ratio of 1 to 2, respectively. However, Zhaoqing Brewery, Noble Brewery and the Marketing Company each remain as legally distinct entities. The management committee is also responsible for commencing a study to evaluate the formation of a new unified company.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


1.   ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  (continued)

During the year ended December 31, 2001, the Company's controlling shareholder at that time, Shenzhen Huaqiang Holdings Limited ("Huaqiang"), announced that it had acquired a 19.6% equity interest in Noble China Inc. Huaqiang is a company controlled by the Province of Guangdong.

Effective January 10, 2002, Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited ("Lan Wei") acquired from Huaqiang all of its equity interest in the Company. Lan Wei is company controlled by the City of Zhaoqing. Lan Wei further acquired common shares representing an additional approximately 7.2% equity interest in the Company from a third party in a private transaction in February 2002. Management and the board of directors of the Company were changed on January 22, 2002. As part of the transaction, Lan Wei also acquired Huaqiang's 19.6% equity interest in Noble China Inc.


2.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS OF PRESENTATION - The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited consolidated financial statements include the results of operations of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery on a consolidated basis and Noble Brewery under the equity method of accounting for investments. Commencing April 1, 2001, the operations of Jilin Lianli Brewery have been excluded from the Company's consolidated financial statements. The unaudited consolidated financial statements include the Marketing Company, as the Company has effective control of the Marketing Company through its board of directors.

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001. The consolidated balance sheet as of December 31, 2001 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission. A summary of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

GOING CONCERN - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


2.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES (continued)

in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2001 and March 31, 2002. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

During 2001, the Company experienced decreased sales and a net loss for the second successive year, reduced cash flows, diminished working capital, and intense competition. These pressures continued during the three months ended March 31, 2002, and are expected to continue for the remainder of 2002, resulting in net losses for the short-term. The Company has implemented an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, the
Company implemented a large scale restructuring plan in 2001 in which almost one-third of the work force was eliminated. Although effective control of the Company changed on January 22, 2002 and a new management team was appointed to operate the Company in 2002, the Company anticipates that the consolidation plan will continue. The Company believes that it has the requisite operating and financial resources to return to profitability in the near future, but there can be no assurances that the Company will be able to do so. Should the Company not return to profitability in the near future, the Company may consider more severe restructuring alternatives.

The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the remainder of 2002. The Company expects that it will be able to fund expected capital expenditures during the remainder of 2002 for the continuing development of its brewery operations through internal cash flows and external resources, including long-term bank loans and lease financing.

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

FOREIGN CURRENCY TRANSLATION - The financial records and the statutory financial statements of the Company's subsidiaries and associated company in the PRC are maintained in Renminbi, the functional currency and the currency of the PRC. In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange prevailing at the balance sheet date. Foreign currency exchange gains or losses are included in the unaudited consolidated statements of operations.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


2.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES (continued)

amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

NET INCOME (LOSS) PER COMMON SHARE ("EPS") - Basic EPS excludes the dilutive effects of stock options, warrants and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock, such as convertible preferred stock, warrants to purchase common stock and common stock options, were exercised or converted into common stock.

At March 31, 2002, potentially dilutive securities representing 165,000 shares of common stock were outstanding, consisting of stock options to purchase 60,000 shares exercisable at $3.87 per share and 105,000 shares exercisable $0.72 per share. For the three months ended March 31, 2002 and 2001, the common shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock for all periods presented, and thus would have been anti-dilutive. Accordingly, basic and diluted EPS are the same for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not expect that the adoption of SFAS No. 142 will have a significant impact on its financial statement presentation and disclosures.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company is reviewing SFAS No. 143 to determine what effect, if any, its adoption will have on the Company's financial statement presentation and disclosures.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or and the carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company's adoption of

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


2.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES (continued)

SFAS No. 144 did not have a significant impact on its financial statement presentation and disclosures.


3.   INVENTORIES

Inventories  consisted of the following at March 31, 2002 and December 31, 2001:


                                 March  31,  2002         December  31,  2001
                            -----------------------   -----------------------
                               RMB           USD          RMB           USD
                            -----------  -----------  -----------  -----------
                            (Unaudited)  (Unaudited)

Raw  materials               21,975,318    2,647,629   24,120,013    2,906,026
Work  in  progress            5,030,458      606,079    5,802,324      699,075
Finished  goods              26,260,802    3,163,952   23,391,645    2,818,270
                            -----------  -----------  -----------  -----------
                            53,266,578     6,417,660   53,313,982    6,423,371
                            ===========  ===========  ===========  ===========

4.   INTEREST  IN  AN  ASSOCIATED  COMPANY

The unlisted investment represents of the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months ended March 31, 2002 and 2001 are presented below.

                                 Three Months Ended    Three Months Ended
                                   March 31, 2002        March 31, 2001
                             ------------------------  ------------------
                                 RMB           USD            RMB
                             -----------  ----------   ------------------

Net sales                     87,483,297   10,540,156          90,323,536
                             ===========  ===========  ==================
Net  ncome                     5,164,534      622,233          13,080,553
                             ===========  ===========  ==================
The  Company's  share
  of  net  income  after
  adjustment  of  unrealized
  intercompany  profit
  and  other  intercompany
  adjustments                  3,915,814      471,785           5,482,221
                             ===========  ===========  ==================

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


5. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND WRITE-OFF OF INVESTMENT IN SUBSIDIARY

During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment at Lianli Brewery of RMB 2,750,000. During the three months ended June 30, 2001, the Company wrote off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. As of December 31, 2001, the Company has written off a total of RMB 13,788,500 with respect to its investment in this subsidiary.

6.   AMOUNTS  DUE  FROM  RELATED  COMPANIES

During the three months ended March 31, 2002, the Company loaned RMB 5,500,000 to Zao Yang High Worth Brewery. The loan, which eliminates in consolidation, was unsecured, with interest at 3.6% per annum and repayable on December 31, 2002. During the three months ended March 31, 2002, Zao Yang High Worth Brewery advanced RMB 5,500,000 to Guangdong Blue Ribbon. The advance was unsecured, with no agreed-upon interest and no fixed date of repayment.

7.   AMOUNT  DUE  TO  AN  ASSOCIATED  COMPANY

The amount due to an associated company represents amounts payable to Noble Brewery. In 2001, these obligations resulted from the sale of beer products by Noble Brewery to the Marketing Company, as well as from the sale of raw materials and other beer products to Zhaoqing Brewery by Noble Brewery and other recurring intercompany transactions. As of March 31, 2002 and December 31, 2001, the amount due to an associated company was RMB 199,753,980 and RMB 210,805,218, respectively, which was unsecured, interest-free and repayable on demand.

8.   MINORITY  INTERESTS

As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2001 and the three months ended March 31, 2002, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at March 31, 2002 reflected an aggregate debit balance of RMB 440,818. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 440,818 was charged to operations during the three months ended March 31, 2002. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.

9.   ADVANCE  FROM  A  RELATED  COMPANY

During the three months ended March 31, 2002, Zao Yang High Worth Brewery received an advance of RMB 5,700,000 from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. The loan was unsecured, interest-free and had no fixed term of repayment. This advance has been utilized to fund the working capital requirements of Zao Yang High Worth Brewery.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


10.  CONTINGENCIES

Licensing -

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

Legal Matters  -

On April 3, 2002, Noble Brewery was served with an preservation order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB 35,700,000, in connection to a litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast Property Development Ltd, with respect to Noble China Inc.'s 1994 investment in Shandong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is asserting a total claim against Noble China Inc. of approximately RMB 53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin
Holdings  Limited,  owns  a  60%  interest  in  Noble  Brewery.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


10.  CONTINGENCIES  (continued)

The RMB 35,700,000 of funds frozen by court order will be designated by Noble Brewery as a portion of future dividend distributions payable to Linchpin Holdings Limited. As of March 31, 2002, Linchpin Holdings Limited was entitled to total dividend distributions from the retained earnings of Noble Brewery of RMB 52,326,452.

Management of Noble Brewery believes that Noble Brewery's operations will not be impaired as a result of the court order freezing a portion of its bank accounts, and that Noble Brewery has adequate working capital resources to fund its current operating requirements.

Noble China Inc. has also recently publicly reported that it was experiencing certain financial difficulties, and that if such difficulties continued through the first half of 2002, it would be unable to meet its financial commitments and would face insolvency, and be forced to consider various courses of action. The Company is currently unable to predict the effect that this development may have on future operations, including any effect on the Company's ability to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China effective from November 7, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

     This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Summary of Business Operations and Corporate Structure:

     The Company produces principally Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China is experiencing a steady overall growth rate, although the growth in the Company's beer sales has been hindered by the general softening in demand for premium beers and the intense competitive environment in the Chinese beer market.

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

Overview:

     The year ended December 31, 2001 was another difficult and disappointing year for the Company, with decreased sales, increased costs, a net loss for the second successive year, reduced cash flows, diminished working capital, and intense competition. These pressures continued during the three months ended March 31, 2002, and the Company expects these pressures to further continue over the near-term. As a result of the strong competition from foreign premium beer and the aggressive pricing strategies of some major local breweries, management anticipates that the market demand for high priced foreign premium labels will be stagnant in 2002 as consumers continue to shift to lower priced beers. The competition among major Chinese breweries to maintain market share is also expected to place continuing pressure on the Company's operating results during 2002.

     The  Company  has  implemented  an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, the Company implemented a large scale restructuring plan in 2001 in which almost one-third of the work force was eliminated. Although effective control of the Company changed on January 22, 2002 and a new management team has been appointed to operate the Company in 2002, the Company anticipates that the consolidation plan will continue. In addition, the Company will continue to broaden its product line through the introduction of new local brand beers and to consolidate its distribution network.

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

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2001 and March 31, 2002. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the remainder of 2002. The Company expects that it will be able to fund expected capital expenditures during the remainder of 2002 for the continuing development of its brewery operations through internal cash flows and external resources, including long-term bank loans and lease financing.

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

     Management of the Company has requested that Guangdong Blue Ribbon take appropriate action to protect its rights and its sub-licensees' rights to utilize the Pabst Blue Ribbon trademark in China. The Company has been advised that Guangdong Blue Ribbon is still evaluating the situation and has not yet determined how it will respond to this matter. Once Guangdong Blue Ribbon has responded, the Company expects to be in a position to evaluate and revise its future business plan and strategy accordingly. Management has also consulted with legal counsel regarding the legitimacy of the purported license and the Company's potential responses. In addition, management has met with representatives of Noble China Inc. in an attempt to explore a potential settlement.

     During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" to achieve improved coordination of human, financial, production and marketing activities. This pooled management structure is expected to achieve greater efficiency and improved operating profitability. Certain pooled operating costs are being allocated in proportion to each brewery's respective production capacities, resulting in an allocation of such costs between High Worth JV and Noble Brewery at a ratio of 1 to 2, respectively. However, Zhaoqing Brewery, Noble Brewery and the Marketing Company each remain as legally distinct entities.

     The Company has not yet entered into any sub-license agreement with Noble China and the inability of the Company to obtain a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China after the expiration of the Sublicense Agreement on November 6, 2003, would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

     The Company's controlling shareholder, Lan Wei, owns a 19.6% equity interest in Noble China Inc., which it acquired in January 2002 as part of the transaction in which it acquired a controlling interest in the Company. The Company's prior controlling shareholder, Huaqiang, acquired this 19.6% equity interest in Noble China Inc. during 2001.

     Noble China Inc. has also recently publicly reported that it was experiencing certain financial difficulties, and that if such difficulties continued through the first half of 2002, it would be unable to meet its financial commitments and would face insolvency, and be forced to consider various courses of action. The Company is currently unable to predict the effect that this development may have on future operations, including any effect on the Company's ability to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China effective from November 7, 2003.

Critical  Accounting  Policies:

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to interest in an associated company, bad debts and income taxes. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

     The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Interest  in  an  Associated  Company:

     The Company accounts for its 40% interest in Noble Brewery using the equity method of accounting. At March 31, 2002, the total value of the Company's interest in Noble Brewery was RMB 263,080,197, representing 37.6% of the Company's total assets. At December 31, 2001, the total value of the Company's interest in Noble Brewery was RMB 259,164,383, representing 37.4% of the Company's total assets. The net sales of Noble Brewery for the three months ended March 31, 2002 decreased by RMB 2,840,239 or 3.1% to RMB 87,483,297, as compared to RMB 90,323,536 for the three months ended March 31, 2001. The Company's share of net income from Noble Brewery for the three months ended March 31, 2002 decreased by RMB 1,566,407 or 28.6% to RMB 3,915,814, as compared to RMB 5,482,221 for the three months ended March 31, 2001. In assessing the impairment of its interest in an associated company, the Company uses assumptions regarding the estimated future cash flows and other factors to determine the fair value of its investment. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for this investment.

Income  Taxes:

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax asset would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period such determination was made.

Impairment  of  Assets:

     The Company's long-lived assets include property, plant and equipment. At March 31, 2002, the net value of property, plant and equipment was RMB 210,850,699, which accounted for 30.1% of the Company's total assets. At December 31, 2001, the net value of property, plant and equipment was RMB 217,668,104, which accounted for 31.4% of the Company's total assets. In assessing the impairment of property, plant and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets. For the three months ended March 31, 2001, an impairment charge of RMB 2,750,000 was recorded with respect to property, plant and equipment.

Allowance  for  Doubtful  Accounts:

     The Company uses the allowance method to account for uncollectible accounts receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable. This analysis by management is based on prior years' experience, as well as an analysis of current economic and business trends. The Company records a 100% allowance for doubtful accounts for accounts receivable that have been outstanding in excess of 365 days. For accounts receivable that have been outstanding for 365 days or less, the Company utilizes various criteria to determine an appropriate allowance for doubtful accounts on a case-by-case basis.

Consolidated Results of Operations:

Three Months Ended March 31, 2002 and 2001 -

     Sales: During the three months ended March 31, 2002, net sales of beer products decreased by RMB 26,861,947 or 12.6% to RMB 185,605,564, as compared to RMB 212,467,511 for the three months ended March 31, 2001. The Company sold 39,714 metric tons of beer to distributors during the three months ended March 31, 2002, as compared to 41,701 metric tons of beer sold during the three months ended March 31, 2001, a decrease of 1,987 metric tons or 4.8%. The decrease in net sales of beer products during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily attributable to the decrease in volume of beer sold, which was a result of the weakening in customer demand in China for foreign branded premium beer and increasing competition from local brands.

     During the three months ended March 31, 2002 and 2001, approximately 95.6% and 92.6% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     The Marketing Company regulated the production of Pabst Blue Ribbon beer by the Company's Pabst Blue Ribbon brewing facilities in 2002 and 2001 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

     Gross Profit: For the three months ended March 31, 2002, gross profit was RMB 56,927,451 or 30.7% of total net sales, as compared to gross profit of RMB 53,120,430 or 25.0% of total net sales for the three months ended March 31, 2001. Gross margin from beer sales increased to 30.7% in 2002 as compared to 25.0% in 2001 as a result a reduction in the sales price charged by Noble Brewery. The sales price was reduced effective July 1, 2001 in order to compensate the Marketing Company for a portion of budgeted selling and advertising expenses not realized due to the decrease in sales in 2002. A reduction in raw material costs and production labor costs also contributed to the improvement in gross profit and gross margin.

     The Company expects that it will continue to experience pressure on its gross profit margin in 2002 due to a continuing softness in consumer demand for Pabst Blue Ribbon beer in China, which the Company believes is attributable to a change in the consumption pattern in China caused by the increasing competition from other foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the three months ended March 31, 2002, selling, general and administrative expenses were RMB 58,994,931 or 31.8% of net sales, consisting of selling expenses of RMB 44,178,485 and general and administrative expenses of RMB 14,816,446. Net of an allowance for doubtful accounts of RMB 6,500,000 for the three months ended March 31, 2002, general and administrative expenses were RMB 8,316,446.

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

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses decreased by RMB 6,756,101 or 13.3% in 2002 as compared to 2001, and as a percent of net sales, to 23.8% in 2002 from 24.0% in 2001. Selling expenses decreased in 2002 as compared to 2001, both on an absolute basis and as a percentage of sales, as a result of a change in the method, effective July 1, 2001, by which the Company calculates the reimbursement by Zhaoqing Brewery and Noble Brewery of selling expenses incurred by the Marketing Company through beer pricing and direct charges. However, since the operations of Noble Brewery are not consolidated with the Company's operations, the reallocation of such costs can have a distortive effect on the Company's consolidated operating expenses and operating ratios. The Company intends to continue its advertising and promotional programs in an attempt to support and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns to support the Company's local brand name beers.

     Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales, respectively. Any amounts exceeding these limits are not tax deductible. As result, beginning in May 2001, an adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated by the Marketing Company, in order that a portion of the advertising and promotional expenses are absorbed by the breweries, which are not subject to the new rule. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the three months ended March 31, 2002, advertising and promotional expenses totaling approximately RMB 11,331,117 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery, with one-third being allocated to Zhaoqing Brewery and two-thirds being allocated to Noble Brewery, either through the adjustment of ex-factory prices or direct absorption.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2002, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the three months ended March 31, 2002 and 2001, the Marketing Company incurred operating losses of RMB 7,306,302 and RMB 19,395,105, respectively, which reduced consolidated operating results accordingly.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 3,862,868 or 31.7% in 2002 as compared to 2001, and as a percentage of net sales, decreased to 4.5% in 2002 from 5.7% in 2001, respectively, primarily as a result of implementation of cost reduction measures made possible through the pooling of the management office function among Zhaoqing Brewery, Noble Brewery and the Marketing Company and the reduction of employees through the restructuring program.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 3.5% of net sales in 2002, as compared to 2.9% of net sales in 2001, as a result of an increase in the average age of accounts receivable outstanding in 2002 and the decrease in overall sales. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

     Impairment of Property, Plant and Equipment: During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment of RMB 2,750,000. During the three months ended June 30, 2001, the Company wrote off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. As of December 31, 2001, the Company has written off a total of RMB 13,788,500 with respect to its investment in this subsidiary.

     Operating Loss: For the three months ended March 31, 2002, operating loss was RMB 2,067,480 or 1.0% of net sales. For the three months ended March 31, 2001, operating loss was RMB 19,043,470 or 9.0% of net sales. The decrease in operating loss in 2002 as compared to 2001 is primarily attributable to the decrease in selling, advertising and promotional expenses, as well as a decrease in the provision for impairment of property, plant and equipment.

     Interest Expense: For the three months ended March 31, 2002, interest expense decreased by RMB 153,986 or 6.3% to RMB 2,298,004, as compared to RMB 2,451,990 for the three months ended March 31, 2001. Interest expense decreased in 2002 as compared to 2001 as a result of a decrease in the average interest rate on bank borrowings.

     Income Taxes: Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company's operations in the PRC. Accordingly, for the three months ended March 31, 2002, income tax expense was RMB nil, as compared to RMB 735,332 for the three months ended March 31, 2001.

     Net Loss: Net loss was RMB 449,670 for the three months ended March 31, 2002, as compared to net loss of RMB 8,413,089 for the three months ended March 31, 2001.


Noble Brewery:

Three Months Ended March 31, 2002 and 2001 -

     Sales: For the three months ended March 31, 2002 and 2001, net sales were RMB 87,483,297 and RMB 90,323,536, respectively, a decrease of RMB 2,840,239 or 3.1%.

     During the three months ended March 31, 2002, Noble Brewery sold 22,306 metric tons of beer to the Marketing Company, as compared to 21,508 metric tons of beer sold to the Marketing Company during the three months ended March 31, 2001. Total beer sold by Noble Brewery to the Marketing Company increased by 798 metric tons or 3.7% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001.

     Gross Profit: For the three months ended March 31, 2002, gross profit was RMB 25,783,455 or 29.5% of net sales, as compared to gross profit of RMB 24,405,543 or 27.0% of net sales for the three months ended March 31, 2001. The increase in gross profit in 2002 as compared to 2001 was a result of a reduction in raw material costs and production labor costs.

     Selling, General and Administrative Expenses: For the three months ended March 31, 2002, selling, general and administrative expenses totaled RMB 19,156,820 or 21.9% of net sales, consisting of selling expenses of RMB 8,803,846 and general and administrative expenses of RMB 10,352,974. Net of an allowance for doubtful accounts of RMB 4,000,000 for the three months ended March 31, 2002, general and administrative expenses were RMB 6,352,974. For the three months ended March 31, 2001, selling, general and administrative expenses totaled RMB 7,447,039 or 8.2% of net sales, consisting of selling expenses of RMB 444,287 and general and administrative expenses of RMB 7,002,772. Selling expenses consist of warehousing, storage and freight costs.

     Operating Income: For the three months ended March 31, 2002 and 2001, operating income was RMB 6,626,635 or 7.6% of net sales and RMB 16,958,504 or 18.8% of net sales, respectively.

     Income Taxes: Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended March 31, 2002, income tax expense was RMB 1,462,101, as compared to RMB 4,145,344 for the three months ended March 31, 2001.

     Net Income: Net income was RMB 5,164,534 or 5.9% of net sales for the three months ended March 31, 2002, as compared to net income of RMB 13,080,553 or 14.5% of net sales for the three months ended March 31, 2001.


Consolidated Financial Condition - March 31, 2002:

     Liquidity  and  Capital  Resources  -

     Operating. For the three months ended March 31, 2002, the Company's operations utilized cash resources of RMB 14,812,161. For the three months ended March 31, 2001, the Company's operations provided cash resources of RMB 3,049,518. The Company's operations utilized cash resources in 2002 primarily as a result of cash utilized to support accounts and bills receivable, amounts due from related companies, prepayments, deposits and other receivables, and amount due to an associated company. The Company's cash balance decreased by RMB 8,666,436 to RMB 62,700,044 at March 31, 2002, as compared to RMB 71,366,480 at December 31, 2001. The Company's net working capital deficit decreased by RMB 7,803,250 to RMB 288,081,582 at March 31, 2002, as compared to RMB 295,884,832 at December 31, 2001, resulting in a current ratio at March 31, 2002 of 0.44:1, as compared to 0.42:1 at December 31, 2001.

     Net of an allowance for doubtful accounts of RMB 6,500,000 for the three months ended March 31, 2002, accounts and bills receivable increased by RMB 10,708,709 or 16.6% to RMB 68,651,759 at March 31, 2002, as compared to RMB
64,443,050 at December 31, 2001, as a result of extended credit terms offered to certain distributors and a slowdown in payments from customers due to the timing of the Chinese New Year, during which time a general slowdown in receipts and payments typically occurs.

     The Company's prepayments, deposits and other receivables increased by RMB 7,291,446 or 27.7% to RMB 33,579,342 at March 31, 2002, as compared to RMB
26,287,896 at December 31, 2001. The increase in prepayments, deposits and other receivables was primarily due to an increase in prepayments related to advertising and promotional programs scheduled by the Marketing Company for later in the year.

     The amount due to an associated company decreased by RMB 11,051,238 or 5.2% to RMB 199,753,980 at March 31, 2002, as compared to RMB 210,805,218 at December 31, 2001, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the new pooled management structure) to Zhaoqing Brewery, as well as other balances arising from recurring intercompany transactions. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases.

     Investing. For the three months ended March 31, 2002, additions to property, plant and equipment aggregated RMB 737,432, which includes approximately RMB 450,000 and RMB 290,000 for renovation and continuous improvement of Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively. For the three months ended March 31, 2001, additions to property, plant and equipment aggregated RMB 2,698,597, which includes approximately RMB 1,200,000 and RMB 1,500,000 for renovation and continuous improvement of Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively.

     The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zhaoqing Brewery during the remainder of 2002 will total approximately RMB 8,500,000. The Company believes that it will be able to fund the expected capital expenditures through internal cash flow and external resources.

     Financing. During the three months ended March 31, 2002, the Company's secured bank loans increased by RMB 919,805, reflecting new borrowings of RMB 14,000,000 and repayments of RMB 13,080,195. During the three months ended March 31, 2001, the Company repaid RMB 3,000,000 of secured bank loans. The bank loans bear interest at fixed rates ranging from 5.9% to 7.7%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

     During the three months ended March 31, 2002, Zao Yang High Worth Brewery received an advance of RMB 5,700,000 from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. The advance was unsecured, interest-free and had no fixed term of repayment. This advance has been utilized to fund the working capital requirements of Zao Yang High Worth Brewery.

     During the three months ended March 31, 2002, the Company loaned RMB 5,500,000 to Zao Yang High Worth Brewery. The loan was unsecured, with interest at 3.6% per annum and repayable on December 31, 2002. During the three months ended March 31, 2002, Zao Yang High Worth Brewery advanced RMB 5,500,000 to Guangdong Blue Ribbon. The advance was unsecured, with no agreed-upon interest and had no fixed term of repayment.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the remainder of 2002. The Company expects that it will be able to fund expected capital expenditures during the remainder of 2002 for the continuing development of its brewery operations through internal cash flows and external resources, including long-term bank loans and lease financing.

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

                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:  None

     (b)  Reports  on  Form  8-K:

          Three Months Ended March 31, 2002 - None

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



                                   CBR BREWING COMPANY, INC.
                                   -------------------------
                                         (Registrant)



Date:  May 17, 2002            By:  /s/ FO-QING LU
                                   -----------------------------
                                   Fo-qing Lu
                                   President and Director
                                   (Duly authorized officer)



Date:  May 17, 2002            By:  /s/ GARY C.K. LUI
                                   -----------------------------
                                   Gary C.K. Lui
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal financial  fficer)