Form 10-Q
period 2002-06-30
CBR BREWING CO INC
filed 2002-08-19
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2002


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


                                 Not applicable
  -----------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2002, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

Documents incorporated by reference:  None

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES


                                      INDEX



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001

                  Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2002 and 2001

                  Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2002 and 2001

                  Notes to Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2002 and 2001


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                      CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                            June 30, 2002           December 31, 2001
                                      -------------------------  -----------------------
                                          RMB           USD          RMB         USD
                                      ------------  -----------  -----------  ----------
                                      (Unaudited)   (Unaudited)
ASSETS
Current assets:
   Cash                                 97,859,107   11,790,254   71,366,480   8,598,371
   Accounts receivable, net (Note 3)    47,195,336    5,686,185   59,978,050   7,226,271
   Bills receivable                     23,289,512    2,805,965    4,465,000     537,952
   Inventories (Note 4)                 62,800,995    7,566,385   53,313,982   6,423,371
   Amounts due from related
     companies (Note 5)                    922,298      111,120    1,069,599     128,867
   Income taxes receivable               1,927,759      232,260            -           -
   Prepayments and deposits             18,417,325    2,218,955   14,827,385   1,786,432
   Other receivables                    33,812,086    4,073,745   11,460,511   1,380,784
                                      ------------  -----------  -----------  ----------

   Total current assets                286,224,418   34,484,869  216,481,007  26,082,048

Interest in an associated company
   (Note 6)                            201,403,609   24,265,495  259,164,383  31,224,624

Property, plant and equipment, net
   (Note 7)                            167,726,140   20,207,969  217,668,104  26,225,073
                                      ------------  -----------  -----------  ----------

   Total assets                        655,354,167   78,958,333  693,313,494  83,531,745
                                      ============  ===========  ===========  ==========


                                  (continued)

                     CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                             June 30, 2002            December 31, 2001
                                        -------------------------  -----------------------
                                            RMB           USD          RMB         USD
                                        ------------  -----------  -----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                       110,104,000   13,265,542   109,835,524  13,233,196
  Accounts payable                       21,273,804    2,563,109    21,699,421   2,614,388
  Accrued liabilities                   174,798,340   21,060,041   144,429,286  17,401,119
  Amounts due to related companies
    (Note 5)                              5,317,395      640,650     2,435,577     293,443
  Amount due to an associated company
    (Note 8)                            236,978,917   28,551,677   210,805,218  25,398,219
  Sales taxes payable                    18,963,264    2,284,731    23,160,813   2,790,459
                                        ------------  -----------  -----------  ----------

  Total current liabilities             567,435,720   68,365,750   512,365,839  61,730,824
                                        ------------  -----------  -----------  ----------

Long-term liabilities:
  Bank borrowings                        11,533,872    1,389,623    12,400,211   1,494,001
  Advance from a related company
    (Note 9)                             11,000,000    1,325,301             -           -
                                        ------------  -----------  -----------  ----------

  Total long-term liabilities            22,533,872    2,714,924    12,400,211   1,494,001
                                        ------------  -----------  -----------  ----------

Minority interests (Note 10)                      -            -             -           -

Contingencies (Note 12)

Common stock:
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding                4,273          515         4,273         515
                                        ------------  -----------  -----------  ----------
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                2,559          308         2,559         308
Additional paid-in capital              107,361,845   12,935,162   107,361,845  12,935,162
General reserve and enterprise
  development funds                      18,735,220    2,257,255    16,108,349   1,940,765
Retained earnings (loss)                (60,719,322)  (7,315,581)   45,070,418   5,430,170
                                        ------------  -----------  -----------  ----------

  Total shareholders' equity             65,384,575    7,877,659   168,547,444  20,306,920
                                        ------------  -----------  -----------  ----------


Total liabilities and shareholders'
  equity                                655,354,167   78,958,333   693,313,494  83,531,745
                                        ============  ===========  ===========  ==========

          See accompanying notes to the consolidated financial statements.

                                          CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                   Three Months    Six Months
                                             Three Months Ended           Six Months Ended             Ended          Ended
                                                 June 30, 2002              June 30, 2002          June 30, 2001  June 30, 2001
                                         ---------------------------  ---------------------------  -------------  -------------
                                              RMB           USD            RMB           USD            RMB            RMB
                                         -------------  ------------  -------------  ------------  -------------  -------------
Sales                                     168,589,456    20,311,983    359,925,549    43,364,524    192,837,639    409,960,259
Sales taxes                                (5,103,886)     (614,926)   (10,834,415)   (1,305,351)    (5,780,975)   (10,436,084)
                                         -------------  ------------  -------------  ------------  -------------  -------------

Net sales                                 163,485,570    19,697,057    349,091,134    42,059,173    187,056,664    399,524,175
Cost of sales, including net inventory
  transferred from an associated
  company of RMB 17,514,900 and
  RMB 28,254,886 for the three months
  and six months ended June 30, 2002,
  respectively, and RMB 18,240,342 and
  RMB 29,545,589 for the three and six
  months ended June 30, 2001,
  respectively; inventory purchased from
  related companies of RMB 71,309,618
  and RMB 162,579,745 for the three
  months and six months ended June 30,
  2002, respectively, and
  RMB 80,287,424 and RMB 185,969,421
  for the three months and six months
  ended June 30, 2001, respectively;
  and royalty fee paid to a related
  company of RMB 961,837 and
  RMB 1,827,555 for the three months
  and six months ended June 30, 2002,
  respectively, and RMB 995,719 and
  RMB 1,908,461 for the three months
  and six months ended June 30, 2001,
  respectively (Note 5)                  (108,693,349)  (13,095,584)  (237,371,462)  (28,598,971)  (144,716,268)  (304,063,349)
                                         -------------  ------------  -------------  ------------  -------------  -------------

Gross profit                               54,792,221     6,601,473    111,719,672    13,460,202     42,340,396     95,460,826

Selling, general and administrative
  expenses                                (65,251,702)   (7,861,651)  (124,378,992)  (14,985,421)   (57,418,890)  (127,072,619)
Impairment of property, plant and
  equipment (Note 7)                      (40,000,000)   (4,819,277)   (40,000,000)   (4,819,277)             -     (2,750,000)
Investment in subsidiary written off
(Note 7)                                            -             -              -             -     (1,224,109)    (1,224,109)
Restructuring costs (Note 11)                       -             -              -             -    (21,321,182)   (21,321,182)
                                         -------------  ------------  -------------  ------------  -------------  -------------

Operating loss                            (50,459,481)   (6,079,455)   (52,659,320)   (6,344,496)   (37,623,785)   (56,907,084)

Interest income                               122,913        14,809        255,272        30,756        227,871        467,700
Interest expense                           (2,025,098)     (243,990)    (4,323,102)     (520,857)    (1,668,739)    (4,120,729)
                                         -------------  ------------  -------------  ------------  -------------  -------------

Loss before income taxes, minority
  interests and equity in (loss)
  earnings of an associated company       (52,361,666)   (6,308,636)   (56,727,150)   (6,834,597)   (39,064,653)   (60,560,113)
Income taxes                                 (325,894)      (39,264)      (325,894)      (39,264)      (929,248)    (1,664,580)
                                         -------------  ------------  -------------  ------------  -------------  -------------
Loss before minority interests and
  equity in (loss) earnings of an
  associated company                      (52,687,560)   (6,347,900)   (57,053,044)   (6,873,861)   (39,993,901)   (62,224,693)
Minority interests (Note 10)              (18,553,467)   (2,235,357)   (18,553,467)   (2,235,357)    10,333,776     18,669,258
                                         -------------  ------------  -------------  ------------  -------------  -------------

Loss before equity in (loss)
  earnings of an associated company       (71,241,027)   (8,583,257)   (75,606,511)   (9,109,218)   (29,660,125)   (43,555,435)
Equity in (loss) earnings of an
associated company                        (31,472,172)   (3,791,828)   (27,556,358)   (3,320,043)     2,584,021      8,066,242
                                         -------------  ------------  -------------  ------------  -------------  -------------

Net loss for the period                  (102,713,199)  (12,375,085)  (103,162,869)  (12,429,261)   (27,076,104)   (35,489,193)
                                         =============  ============  =============  ============  =============  =============


Net loss per common share
  (Note 1)
   - basic and diluted                         (12.82)        (1.54)        (12.88)        (1.55)         (3.38)         (4.43)
                                         =============  ============  =============  ============  =============  =============

Weighted average number of common
  shares outstanding
  - basic and diluted                       8,010,013     8,010,013      8,010,013     8,010,013      8,010,013      8,010,013
                                         =============  ============  =============  ============  =============  =============

                             See accompanying notes to the consolidated financial statements.

                     CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Six Months Ended       Six Months Ended
                                                         June 30, 2002          June 30, 2001
                                                 ---------------------------  -----------------
                                                      RMB           USD             RMB
                                                 -------------  ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         (103,162,869)  (12,429,261)       (35,489,193)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Allowance for doubtful accounts                 13,280,883     1,600,107         15,600,000
   Depreciation and amortization                   14,297,155     1,722,549         15,692,058
   Impairment of property, plant and equipment     40,000,000     4,819,277          2,750,000
   Write-off of investment in subsidiary                    -             -          1,224,109
   Minority interests                              18,553,467     2,235,357        (18,669,258)
   Equity in loss (earnings) of an
    associated company                             27,556,358     3,320,043         (8,066,242)

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts receivable                               (498,169)      (60,021)       (30,899,780)
   Bills receivable                               (18,824,512)   (2,268,013)        10,277,740
   Inventories                                     (9,487,013)   (1,143,014)        17,758,195
   Amounts due from related companies                 147,301        17,747         (3,788,866)
   Income taxes receivable                         (1,927,759)     (232,260)                 -
   Prepayments and deposits                        (3,589,940)     (432,523)       (16,226,415)
   Other receivables                              (22,351,575)   (2,692,961)       (16,715,492)
 Increase (decrease) in -
   Accounts payable                                  (425,617)      (51,279)          (206,282)
   Accrued liabilities                             30,369,054     3,658,922         31,214,482
   Amount due to an associated company             26,173,699     3,153,458         64,964,147
   Income taxes payable                                     -             -            108,069
   Sales taxes payable                             (4,197,549)     (505,728)        (3,835,964)
                                                 -------------  ------------  -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES           5,912,914       712,400         25,691,308
                                                 -------------  ------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment      (4,355,191)     (524,722)        (2,767,623)
                                                 -------------  ------------  -----------------

NET CASH USED IN INVESTING ACTIVITIES              (4,355,191)     (524,722)        (2,767,623)
                                                 -------------  ------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                             49,000,000     5,903,614            534,607
   Repayment of bank borrowings                   (49,597,863)   (5,975,646)       (23,000,000)
   Advance from a related company                  11,000,000     1,325,301                  -
   Increase (decrease) in amounts due to
     related companies                                263,351        31,730         (7,700,159)
   Dividend received from an associated company    30,204,416     3,639,086                  -
Payment of cash dividend to minority interest     (15,935,000)   (1,919,880)                 -
                                                 -------------  ------------  -----------------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                      24,934,904     3,004,205        (30,165,552)
                                                 -------------  ------------  -----------------

Net increase (decrease) in cash                    26,492,627     3,191,883         (7,241,867)
Cash at beginning of period                        71,366,480     8,598,371         90,313,060
                                                 -------------  ------------  -----------------

Cash at end of period                              97,859,107    11,790,254         83,071,193
                                                 =============  ============  =================

                See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

CBR Brewing Company, Inc. (the "Company", which term shall include, when the context so requires, subsidiaries and affiliates), formerly Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida.

At December 31, 2001, the Company's then principal shareholder was Shenzhen Huaqiang Holdings Limited ("Huaqiang"), incorporated in the People's Republic of China (the "PRC"), which owned indirectly 63.2% of the outstanding Class A common stock and 80% of the outstanding Class B common stock. Huaqiang is a company controlled by the Province of Guangdong. Effective January 10, 2002, Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited ("Lan Wei") acquired from Huaqiang all of its equity interest in the Company. The transaction has been approved by the relevant PRC governmental authorities in April 2002. Lan Wei is a company controlled by the City of Zhaoqing.

In February 2002, Lan Wei acquired common shares representing an additional approximately 7.2% equity interest in the Company from a third party in a private transaction. Management and the board of directors of the Company were changed on January 22, 2002. As part of the transaction, Lan Wei also acquired Huaqiang's 19.6% equity interest in Noble China. Inc., a public company traded on the Toronto Stock Exchange.

Substantially all of the beer currently sold by the Company is marketed under the Pabst Blue Ribbon label, and is brewed under a sublicense agreement with Guangdong Blue Ribbon Group Co., Ltd. ("Guangdong Blue Ribbon"), which, through an assignment and transfer, obtained its license from Pabst Brewing Company
("Pabst  US").  The  term  of  this sub-license will expire on November 7, 2003.

The Company is a holding company and its principal subsidiaries are engaged in the production and sale of beer in the PRC. The Company's wholly-owned subsidiary, High Worth Holdings Limited ("Holdings"), is a holding company that was formed to effect the acquisition of a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth JV"). High Worth JV is a Sino-foreign equity joint venture enterprise that was registered in the PRC on July 2, 1994 in which Guangdong Blue Ribbon, an unrelated joint stock limited company incorporated in the PRC, and Holdings hold 40% and 60% interests, respectively.

On October 31, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Noble Brewery"). Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth JV, Zhaoqing Brewery was a wholly-owned subsidiary of Guangdong Blue Ribbon. Noble Brewery is a Sino-foreign equity joint venture enterprise which was registered in the PRC on October 8, 1993, in which Goldjinsheng Holding Limited ("Goldjinsheng"), an unrelated party, and Zhaoqing Brewery hold 60% and 40% interests, respectively. Zhaoqing Brewery and Noble Brewery are both engaged in the production and sale of beer products in the PRC.

In April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and commenced the production of Pabst Blue Ribbon beer. Pursuant to the terms of a sublicense agreement, Guangdong Blue Ribbon granted Zhaoqing Brewery the right to produce and distribute Pabst Blue Ribbon beer under Pabst trademarks in the PRC at a royalty fee of US$11.70 for each metric ton produced.

Noble Brewery's principal product line is Pabst Blue Ribbon beer under the Pabst trademarks which were also granted by Guangdong Blue Ribbon. Pursuant to the terms of a sublicense agreement, Guangdong Blue Ribbon granted Noble Brewery the right in the PRC to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. However, the production right of Noble Brewery is confined exclusively to the Guangdong Province and it does not preclude High Worth JV's production right in Guangdong. The sublicense agreement is valid until November 7, 2003. In consideration for the sublicense

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

granted, Noble Brewery is committed to pay Guangdong Blue Ribbon a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

On February 19, 1995, Zhaoqing Blue Ribbon Beer Marketing Company Limited (the "Marketing Company") was registered as a limited company in the PRC and owned 70% by Zhaoqing Brewery and 30% by Guangdong Blue Ribbon. The Marketing Company was appointed as the sole distributor to conduct the distribution, marketing and promotion of all Pabst Blue Ribbon beer products produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company started to purchase beer products from Zhaoqing Brewery and Noble Brewery in April 1995 and July 1995, respectively.

On April 5, 1995, CBR Finance (BVI) Ltd. (the "Finance Company"), which is wholly-owned by the Company, was incorporated in the British Virgin Islands
("BVI").  The  Finance  Company  has  remained  dormant  since  incorporation.

In January 1996, Zhaoqing Brewery transferred all of its operating assets and liabilities to High Worth JV pursuant to the original Joint Venture Agreement, the Asset Transfer Agreement signed in May 1994, and the relevant government regulations. Subject to the completion of certain legal procedures and documentation, investments in Noble Brewery and the Marketing Company will be transferred to High Worth JV. Zhaoqing Brewery is currently acting as the nominee for High Worth JV with respect to the investments in Noble Brewery and the Marketing Company. Accordingly, when the following context so requires, Zhaoqing Brewery and High Worth JV are used interchangeably to refer to the same entity.

Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery would then be transferred to High Worth JV. Since January 1996, the operating activities of Zhaoqing Brewery have been part of High Worth JV. The Company is expecting the completion of the approval procedures by the end of 2002.

On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery. The new brewery was designated Zao Yang Blue Ribbon High Worth Brewery Limited ("Zao Yang High Worth Brewery"), with a total capital investment of RMB29,280,000, allocated 55% to High Worth Brewery and 45% to Zao Yang Brewery. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998 based on the sub-license granted by Guangdong Blue Ribbon in May 1998. Commencing June 1998, the Marketing Company also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution.

On January 20, 1998, Zhaoqing Brewery and Goldjinsheng entered into an agreement which calls for the interest of Goldjinsheng in Noble Brewery to be transferred to Linchpin Holdings Limited ("Linchpin"), a wholly-owned subsidiary of Noble China Inc. In March 1999, approval from the relevant PRC authorities for the registration of the aforesaid transfer for Linchpin was obtained. Linchpin and Zhaoqing Brewery currently own 60% and 40% equity interests in Noble Brewery, respectively.

Effective December 31, 1997, the Company, through High Worth JV, entered into a Settlement Agreement with Guangdong Blue Ribbon to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Prior to the completion of the 51% interest acquisition, pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth JV received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%.

On June 5, 1999, the business of Sichuan Brewery was transferred to Sichuan High Worth Brewery. The total registered and paid-up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but is entitled to share in the profits of Sichuan High Worth Brewery.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

During April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. This transaction did not have any impact on the Company's results of operations or financial position, since the sales of Sichuan High Worth Brewery in the Sichuan region have been reallocated between Zhaoqing Brewery and Noble Brewery and the interest in Sichuan High Worth Brewery was acquired for no consideration.

On October 18, 1999, Holdings, through its newly incorporated wholly-owned subsidiary, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Jiutai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). Subsequent to the improvement of the brewing equipment and the installation of the new packing line, Jilin Lianli Brewery commenced operation in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. As of December 31, 2001, the Company has written off a total of RMB13,788,500 with respect to this investment. On July 9, 2002, March
International  was  formerly  dissolved.

NOBLE CHINA INC. - Noble China Inc. has publicly reported that in May 1999 it entered into a license agreement with Pabst US granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it had paid Pabst US US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales.

Management has met with representatives of Noble China Inc. in an attempt to explore a potential settlement. The Company is currently unable to predict the effect that this development may have on future operations. However, the inability of the Company to obtain a sub-license from Noble China Inc. or to renew the Company's sub-license which expires on November 6, 2003 or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows. In view of the uncertainty regarding the sub-license and combined with reduced sales and continuing operating losses, the Company has made a reassessment of the fair value of the property, plant and equipment. This reassessment resulted in the recording of an impairment loss of RMB 40,000,000 during the three months ended June 30, 2002. This impairment charge was based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.

During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. Under this arrangement:

     (a) Certain administrative expenses of the Marketing Company, Zhaoqing Brewery and Noble Brewery, as well as the total production volume of Zhaoqing Brewery and Noble Brewery and the related direct variable costs incurred for beer production of the two breweries, were pooled and re-allocated among Zhaoqing Brewery and Noble Brewery at a 1 to 2 ratio, respectively, in proportion to each brewery's respective production capacities. In order to maximize production efficiencies at the current reduced levels of sales volume, Noble Brewery is currently producing all of the beer sold by both Zhaoqing Brewery and Noble Brewery.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

     (b) Certain direct selling expenses and advertising expenses incurred by the Marketing Company relating to the sale of beer products from the two breweries are allocated among Zhaoqing Brewery and Noble Brewery at a 1 to 2 ratio, respectively, either through intercompany transfer pricing adjustment or direct absorption.


The administrative, direct selling and advertising expenses of the Marketing Company and the direct variable costs incurred for beer production of the two breweries were allocated at cost. This pooled management structure is expected to achieve greater efficiency and improved operating profitability. However, Zhaoqing Brewery, Noble Brewery and the Marketing Company each remain as legally distinct entities. The management committee is also responsible for commencing a study to evaluate the formation of a new unified company.

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

Noble China Inc. has recently publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and is insolvent, and is considering various courses of action.

On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay claims of US$3,999,988 and RMB 20,000,000 plus legal costs of RMB 541,210, and interest from June 21, 2001 within one month of the judgment. The litigation was related to a claim by China Coastal Development Ltd. (see Note 6). Noble China Inc. announced that it would appeal the Shandong Court's decision to the Supreme Court of the PRC.

On  July  22,  2002,  Noble  China  Inc.  held its Annual and General Meeting of
Shareholders. A Special Meeting of Shareholders and a Meeting of Debenture holders were also held on July 22, 2002 to seek approval for certain amendments to the 9% Convertible Subordinated Debentures and to the Trust Indenture governing the Debentures. Noble China Inc. has CN$30,000,000 of outstanding Debentures. As a result of ongoing discussions between the major Debenture holder and indirectly a major shareholder of Noble China Inc., the City of Zhaoqing, regarding a possible restructuring of Noble China Inc., the amendments to the Debentures and to the Trust Indenture were not presented for a vote at the Special Meeting of Shareholders and at the Meeting of Debenture holders; both such meetings were instead adjourned to times and places to be determined. The Board of Directors of Noble China Inc. was re-elected and confirmed its short-term assistance to facilitate the negotiations between the major shareholder of Noble China Inc. and the major Debenture holder. The Directors of Noble China Inc. indicated that if the major shareholder and major Debenture holder cannot reach a resolution on an appropriate restructuring plan that the Board of Directors can support in the interest of all shareholders and Debenture holders within 60 days, the Board would resign.

The Company is currently unable to predict the effect that these recent developments may have on future operations, including any effect on the Company's ability to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China effective from November 7, 2003, or the impact on Noble Brewery, the Company's affiliate (See Note 6)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position at June 30, 2002, its results of operations for the three months and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The consolidated balance sheet as of December 31, 2001 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2002 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

GOING CONCERN - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2001 and June 30, 2002. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

During 2001, the Company experienced decreased sales and a net loss for the second successive year, reduced cash flows, diminished working capital, and intense competition. These pressures continued during the three months and six months ended June 30, 2002, and are expected to continue for the remainder of 2002, resulting in continuing net losses. The Company has implemented an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, the Company implemented a large scale restructuring plan in 2001 in which almost one-third of the work force was eliminated. Although effective control of the Company changed on January 22, 2002 and a new management team was appointed to operate the Company in 2002, the Company anticipates that the consolidation plan will continue. The Company believes that it has the

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

requisite operating and financial resources to continue its operations during 2002. However, there can be no assurances that the Company will be able to re-establish sales volume growth and to return to profitability in the near term. Should the Company not return to profitability in the near future, the Company may consider more severe restructuring alternatives.

The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the remainder of 2002. However, due to declining sales and diminishing working capital resources during 2002, the Company has revised its capital expenditures plan. Approximately 25% of the 2002 annual repair and maintenance budget scheduled for Zhaoqing Brewery and Noble Brewery has been deferred until 2003.

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

COMPREHENSIVE INCOME - The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is defined to include all changes in equity during a period from non-owner sources. Comprehensive loss equaled net loss for the three months and six months ended June 30, 2002 and 2001.

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

At June 30, 2002, potentially dilutive securities representing 200,000 shares of common stock were outstanding, consisting of stock options to purchase 60,000 shares exercisable at $3.87 per share and 140,000 shares exercisable at $0.72 per share. At June 30, 2001, potentially dilutive securities representing 580,000 shares of common stock were outstanding, consisting of stock options to purchase 220,000 shares at prices ranging from $3.87 to $4.26 per share, and 360,000 shares at prices ranging from $0.72 to $0.79 per share.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

For the three months ended June 30, 2002 and 2001, common shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock for all periods presented, and thus would have been anti-dilutive. Accordingly, basic and diluted EPS are the same for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 did not have a significant impact on the Company's financial statement presentation and disclosures.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or and the carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statement presentation and disclosures.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and the Company does not anticipate that the statement will have a material impact on the Company's financial statements or results of operations.

3.  ACCOUNTS RECEIVABLE

The balance of accounts receivable is net of the amount provided for doubtful accounts. Allowance for doubtful accounts provided during the three months and six months ended June 30, 2002 was RMB 6,780,885 and RMB 13,280,885, respectively, as compared to RMB 9,300,000 and RMB 15,600,000 for the three months and six months ended June 30, 2001, respectively. The movement of allowance for doubtful accounts is as follow:

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


3.  ACCOUNTS RECEIVABLE (continued)

                                                   2002                      2001
                                        -------------------------  ------------------------
                                            RMB           USD          RMB          USD
                                        (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
                                        ------------  -----------  -----------  -----------
Balance as at January 1,                104,632,067   12,606,273    81,652,544    9,837,656
Doubtful debts provision made
  March 31,                               6,500,000      783,133     6,300,000      759,036
                                        ------------  -----------  -----------  -----------
Balance as at March 31,                 111,132,067   13,389,406    87,952,544   10,596,692
Doubtful debts provision made
  June 30,                                6,780,883      816,974     9,300,000    1,120,482
Written off during the period           (32,052,974)  (3,861,804)            -            -
                                        ------------  -----------  -----------  -----------
Balance as at June 30,                   85,859,976   10,344,576    97,252,544   11,717,174
                                        ============  ===========  ===========  ===========


4.  INVENTORIES

Inventories consisted of the following at June 30, 2002 and December 31, 2001:

                                              June 30, 2002           December 31, 2001
                                        -------------------------  ------------------------
                                            RMB           USD          RMB          USD
                                        ------------  -----------  -----------  -----------
                                         (Unaudited)  (Unaudited)

Raw materials                            27,595,688    3,324,782    24,120,013    2,906,026
Work in progress                          5,886,258      709,188     5,802,324      699,075
Finished goods                           29,319,049    3,532,415    23,391,645    2,818,270
                                        ------------  -----------  -----------  -----------
                                         62,800,995    7,566,385    53,313,982    6,423,371
                                        ============  ===========  ===========  ===========

5.  RELATED PARTIES TRANSACTIONS AND ARRANGEMENTS

(a) Sales of raw materials

The Company sold raw materials of RMB 12,973,714 and RMB 16,489,701 to Noble Brewery during the six months ended June 30, 2002 and 2001, respectively.

(b) Purchases of beer products

During the six months ended June 30, 2002 and 2001, the Group purchased beer products for resale from Noble Brewery amounting to RMB 162,579,745 and RMB 175,486,864, respectively, and the Group purchased beer products from Sichuan High Worth Brewery for resale amounting to RMB nil and RMB 10,482,557, respectively. The transactions were carried out on agreed terms between the parties.

During the six months ended June 30, 2002 and 2001, the Group purchased RMB 41,228,600 and RMB 46,035,290 of beer products from Noble Brewery. This amount represents the direct variable cost of producing these beer products.

(c)  Royalty  fee

During the six months ended June 30, 2002 and 2001, a royalty fee of RMB 1,827,555 and RMB 1,908,461, respectively, was payable to Guangdong Blue Ribbon for the right to use Pabst trademarks in the PRC.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


5.  RELATED PARTIES TRANSACTIONS AND ARRANGEMENTS (continued)

(d) Amounts due from related companies

The amounts due from related companies primarily represented receivable balances from Guangdong Blue Ribbon and its group of companies. The amounts are unsecured, interest-free and repayable on demand.

(e)  Amounts  due  to  related  companies

As of June 30, 2002 and December 31, 2001, the amounts due to related companies consisted of payable balances to the following companies:

                                              June 30, 2002           December 31, 2001
                                        -------------------------  ------------------------
                                            RMB           USD          RMB          USD
                                        ------------  -----------  -----------  -----------
                                        (Unaudited)   (Unaudited)
Guangdong Blue Ribbon                     5,300,000       638,554    2,400,000      289,157
                                        ============  ===========  ===========  ===========

The balances in 2001 with group companies of Guangdong Blue Ribbon arose from the purchases of raw materials. The amounts in 2002 with Guangdong Blue Ribbon mainly consist of the balances of dividends payable and royalty fees.

The balances are unsecured, interest-free and repayable on demand.

(f)  Loans  to  related  companies

During the three months and six months ended June 30, 2002, Zao Yang High Worth Brewery advanced RMB nil and RMB 5,500,000, respectively, to Guangdong Blue Ribbon. The advance was unsecured, with no agreed-upon interest and no fixed date of repayment. During the three months ended June 30, 2002, Guangdong Blue Ribbon repaid in full the loans to Zao Yang High Worth Brewery.

As for other management arrangement, see Note 1 - NOBLE CHINA INC.

6.  INTEREST  IN  AN  ASSOCIATED  COMPANY

The unlisted investment represents the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months and six months ended June 30, 2002 and 2001 are presented below.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


6.  INTEREST IN AN ASSOCIATED COMPANY (continued)

                      Three Months Ended           Six Months Ended      Three Months Ended   Six Months Ended
                         June 30, 2002              June 30, 2002           June 30, 2001       June 30, 2001
                   -------------------------  -------------------------  -------------------  -----------------
                       RMB           USD          RMB           USD              RMB                 RMB
                   ------------  -----------  ------------  -----------  -------------------  -----------------
Net sales           64,032,201    7,714,723   151,515,498   18,254,879           74,818,863        165,142,399
                   ============  ===========  ============  ===========  ===================  =================
Net loss           (82,805,430)  (9,976,558)  (77,640,896)  (9,354,325)         (19,027,420)        (5,946,867)
                   ============  ===========  ============  ===========  ===================  =================
The Company's
  share of net
  income (loss)
  after adjustment
  of unrealized
  intercompany
  profit and other
  intercompany
  adjustments      (31,472,172)  (3,791,828)  (27,556,358)  (3,320,043)           2,584,021          8,066,242
                   ============  ===========  ============  ===========  ===================  =================

The following is summarized financial information of Noble Brewery:

                                      June 30, 2002          December 31, 2001
                               -------------------------  -----------------------
                                   RMB           USD          RMB         USD
                               ------------  -----------  -----------  ----------
                               (Unaudited)   (Unaudited)

Current assets                  219,440,983   26,438,672  261,423,849  31,496,850
Property, plant and equipment   277,216,443   33,399,572  360,162,062  43,393,020
Restricted bank deposits         35,700,000    4,301,205   35,700,000   4,301,205
                               ------------  -----------  -----------  ----------
Total assets                    532,357,426   64,139,449  657,285,911  79,191,075
                               ============  ===========  ===========  ==========

Current liabilities             135,842,664   16,872,014  107,619,213  12,966,172
Deferred income taxes            13,218,000    1,592,530   13,218,000   1,592,530
Equity                          383,296,762   45,674,905  536,448,698  64,632,373
                               ------------  -----------  -----------  ----------
Total liabilities and equity    532,357,426   64,139,449  657,285,911  79,191,075
                               ============  ===========  ===========  ==========

During the three months ended June 30, 2002, as a result of reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related estimated future cash flows. As a result of this evaluation, Noble Brewery recorded a provision for impairment of plant, machinery and equipment of RMB 65,000,000 at June 30, 2002. However, as discussed in note 1, Noble China Inc., the majority shareholder of Noble Brewery, is experiencing certain financial difficulties. The Company is currently unable to predict the effect of Noble China Inc.'s financial difficulties on Noble Brewery, including Noble China Inc.'s ability to grant a sublicense to Noble Brewery to produce Pabst Blue Ribbon beer.

On April 3, 2002, Noble Brewery was served with an preservation order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB 35,700,000, in connection with litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast Property Development Ltd, with respect to Noble China Inc.'s 1994 investment in Shandong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is asserting a total claim against Noble China Inc. of approximately RMB 53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin, owns a 60% interest in Noble Brewery.

The court order specified that a total of RMB 53,100,000 was to be retained by Noble Brewery pending resolution of the litigation. Accordingly, in addition to the RMB 35,700,000 of funds frozen, Noble Brewery will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin Holdings Limited of RMB 17,400,000.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


6.  INTEREST IN AN ASSOCIATED COMPANY (continued)

Noble Brewery has engaged legal counsel in the PRC to file a challenge to the court order, but there can be no assurances that this effort will be successful.

As a consequence of the preservation order, the remaining cash not affected by such court order has been transferred either to High Worth JV or the Marketing Company in trust and is being held on behalf of Noble Brewery for the purpose of funding the operations of Noble Brewery. As at June 30, 2002, High Worth JV and the Marketing Company hold RMB nil and RMB 13,000,000, respectively, for the account of Noble Brewery. The amount is included in cash and amount due to an associated company in the accompanying unaudited balance sheet as of June 30, 2002.

Management of Noble Brewery believes that Noble Brewery's operations will not be impaired as a result of the court order freezing a portion of its bank accounts, and that Noble Brewery has adequate working capital resources to fund its current operating requirements.

In May 2002, Noble Brewery declared a dividend distribution of RMB 75,511,040, of which RMB 30,204,416 has been paid to High Worth JV, while the dividend payable to Linchpin amounting to RMB 45,306,624 can only be remitted to Linchpin when the preservation order is released and approval from the Foreign Exchange Bureau is obtained.

On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay the amount of claims in the sum of US$3,999,988 and RMB 20,000,000 plus legal costs of RMB 541,210, and interest from June 21, 2001 within one month of the judgment. Noble China Inc. announced that it would appeal the Shandong Court's decision to the Supreme Court of the PRC.


7. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND WRITE-OFF OF INVESTMENT IN SUBSIDIARY

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

During the three months ended June 30, 2002, as a result of reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of plant, machinery and equipment of RMB 40,000,000 at June 30, 2002. This impairment charge was based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.


8.  AMOUNT DUE TO AN ASSOCIATED COMPANY

The amount due to an associated company represents amounts payable to Noble Brewery. In 2001, these obligations resulted from the sale of beer products by Noble Brewery to the Marketing Company, as well as from the sale of raw materials and other beer products to Zhaoqing Brewery by Noble Brewery and other recurring intercompany transactions. Subsequent to the Preservation Order (see
Note 6), Noble Brewery transferred the remaining cash not affected by the court order either to High Worth JV or the Marketing Company in trust. This cash is being held on behalf of

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


8.  AMOUNT DUE TO AN ASSOCIATED COMPANY (continued)

Noble Brewery for the purpose of funding its operations. As at June 30, 2002, High Worth JV and the Marketing Company hold RMB nil and RMB 13,000,000, respectively, for the account of Noble Brewery. As of June 30, 2002 and December 31, 2001, the total amount due to an associated company was RMB 236,978,917 and RMB 210,805,218, respectively, which was unsecured, interest-free and repayable on demand.

9.  ADVANCE  FROM  A  RELATED  COMPANY

During the three months and six months ended June 30, 2002, Zao Yang High Worth Brewery received an advance of RMB 5,300,000 and RMB 11,000,000, respectively, from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. The advance due to Zao Yang Brewery was unsecured, interest-free and had no fixed term of repayment. This advance has been utilized to fund the working capital requirements of Zao Yang High Worth Brewery.


10. DIVIDEND TO MINORITY INTEREST AND MINORITY INTERESTS

During the three months ended June 30, 2002, the Board of Directors of High Worth JV declared the 7th to 10th dividend distributions, entitling Holdings and Guangdong Blue Ribbon to a total of approximately RMB 27,830,199 and RMB 18,553,467, respectively. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. During the three months ended June 30, 2002, dividends of RMB 27,830,199 and RMB 15,935,000 were distributed to Holdings and Guangdong Blue Ribbon, respectively.

As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2001 and the six months ended June 30, 2002, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at June 30, 2002 reflected an aggregate debit balance of RMB 54,396,401. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 54,396,401 was charged to operations during the six months ended June 30, 2002. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.


11.  RESTRUCTURING  COSTS

During May 2001, the Company implemented a restructuring program that eliminated the position of a total of 504 employees, of which 310 were from Zhaoqing Brewery, 170 were from Noble Brewery and 24 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,087,339 by Zhaoqing Brewery, RMB 8,319,588 by Noble Brewery and RMB 1,233,843 by the Marketing Company. The Company recorded restructuring costs of RMB 21,321,182 for the three months and six months ended June 30, 2001. No such restructuring costs were recorded for the three months and six months ended June 30, 2002.

12.  CONTINGENCIES

Licensing - See Note 1 "Organization And Principal Activities - NOBLE CHINA INC." for detailed discussion.

Legal Matters - See Note 6 "INTEREST IN AN ASSOCIATED COMPANY" for detailed discussion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

     This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

Overview:

     The year ended December 31, 2001 was another difficult and disappointing year for the Company, with decreased sales, increased costs, a net loss for the second successive year, reduced cash flows, diminished working capital, and intense competition. These pressures continued during the six months ended June 30, 2002, and the Company expects these pressures to further continue over the near-term. As a result of the strong competition from foreign premium beer and the aggressive pricing strategies of some major local breweries, management anticipates that the market demand for high priced foreign premium labels will be stagnant in 2002 as consumers continue to shift to lower priced beers. The competition among major Chinese breweries to maintain market share is also expected to place continuing pressure on the Company's operating results during 2002 and beyond.

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

     With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, as well as the continuing financial support from its principal shareholder and affiliates, the Company believes it has the requisite operating and financial resources to continue its operations in 2002. However, there can be no assurances that the Company will be able to re-establish sales volume growth and to return to profitability in the near term. Should the Company not return to profitability in the near future, the Company may consider more severe restructuring alternatives.

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2001 and June 30, 2002. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the remainder of 2002. However, due to declining sales and diminishing working capital resources, the Company has revised its capital expenditures plan. Approximately 25% of the 2002 annual repair and maintenance budget scheduled for Zhaoqing Brewery and Noble Brewery has been deferred until 2003. If the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operation at current level.

     During the three months ended June 30, 2002, as a result of reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of plant, machinery and equipment of RMB 40,000,000 at June 30, 2002. In addition, during the three months ended June 30, 2002, Noble Brewery also recorded a provision for impairment of plant, machinery and equipment of RMB 65,000,000 as a result of its reassessment of the fair value of its property, plant and equipment and the related expected cash flow.

Licensing Arrangements and Relationship with Noble China Inc.:

     Through a Sublicense Agreement dated May 6, 1994 between Pabst Zhaoqing, the then subsidiary of Guangdong Blue Ribbon, and High Worth JV, High Worth JV acquired a sublicense to utilize Pabst trademarks in conjunction with the production and marketing of beer in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. The sublicense is subject to a prior License Agreement between Pabst US and Pabst Zhaoqing, and a subsequent Assets Transferring Agreement among Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon. The License Agreement expires on November 6, 2003.

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

     Management has met with representatives of Noble China Inc. in an attempt to explore a potential settlement. The Company is currently unable to predict the effect that this development may have on future operations. However, the inability of the Company to obtain a sub-license from Noble China Inc. or to renew the Company's sub-license which expires on November 6, 2003 or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows. In view of the uncertainty regarding the sub-license and combined with reduced sales and continuing operating losses, the Company has made a reassessment of the fair value of the property, plant and equipment. This reassessment resulted in the recording of an impairment loss of RMB 40,000,000 during the three months ended June 30, 2002. This impairment charge was based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.

     During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" to achieve improved coordination of human, financial, production and marketing activities. Under this arrangement:

(a) Certain administrative expenses of the Marketing Company, Zhaoqing Brewery and Noble Brewery, as well as the total production volume of Zhaoqing Brewery and Noble Brewery and the related direct variable costs incurred for beer production of the two breweries, were pooled and re-allocated among Zhaoqing Brewery and Noble Brewery at a 1 to 2 ratio, respectively, in proportion to each brewery's respective production capacities. In order to maximize production efficiencies at the current reduced levels of sales volume, Noble Brewery is currently producing all of the beer sold by both Zhaoqing Brewery and Noble Brewery.

(b) Certain direct selling expenses and advertising expenses incurred by the Marketing Company relating to the sale of beer products from the two breweries are allocated among Zhaoqing Brewery and Noble Brewery at a 1 to 2 ratio, respectively, either through intercompany transfer pricing adjustment or direct absorption.

     The administrative, direct selling and advertising expenses of the Marketing Company and the direct variable costs incurred for beer production of the two breweries were allocated at cost. This pooled management structure is expected to achieve greater efficiency and improved operating profitability. However, Zhaoqing Brewery, Noble Brewery and the Marketing Company each remain as legally distinct entities. The management committee is also responsible for commencing a study to evaluate the formation of a new unified company.

     The Company's controlling shareholder, Lan Wei, owns a 19.6% equity interest in Noble China Inc., which it acquired in January 2002 as part of the transaction in which it acquired a controlling interest in the Company. The Company's prior controlling shareholder, Huaqiang, acquired this 19.6% equity interest in Noble China Inc. during 2001.

     Noble China Inc. has also recently publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and is insolvent, and is considering various courses of action.

     On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay claims of US$3,999,988 and RMB 20,000,000 plus legal costs of RMB 541,210, and interest from June 21, 2001 within one month of the judgment. Noble China Inc. announced that it would appeal the Shandong Court's decision to the Supreme Court of the PRC.

     On July 22, 2002, Noble China Inc. held its Annual and General Meeting of Shareholders. A Special Meeting of Shareholders and a Meeting of Debenture holders were also held on July 22, 2002 to seek approval for certain amendments to the 9% Convertible Subordinated Debentures and to the Trust Indenture governing the Debentures. Noble China Inc. has CN$30,000,000 of outstanding Debentures. As a result of ongoing discussions between the major Debenture holder and indirectly a major shareholder of Noble China Inc., the City of Zhaoqing, regarding a possible restructuring of Noble China Inc., the amendments to the Debentures and to the Trust Indenture were not presented for a vote at the Special Meeting of Shareholders and at the Meeting of Debenture holders; both such meetings were instead adjourned to times and places to be determined. The Board of Directors of Noble China Inc. was re-elected and confirmed its short-term assistance to facilitate the negotiations between the major shareholder of Noble China Inc. and the major Debenture holder. The Directors of Noble China Inc. indicated that if the major shareholder and major Debenture holder cannot reach a resolution on an appropriate restructuring plan that the Board of Directors can support in the interest of all shareholders and Debenture holders within 60 days, the Board would resign.

     The Company is currently unable to predict the effect that this development may have on future operations, including any effect on the Company's ability to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China effective from November 7, 2003, or the impact on Noble Brewery, the Company's affiliate  (See  Note  6)

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

Interest in an Associated Company:

     The Company accounts for its 40% interest in Noble Brewery using the equity method of accounting. At June 30, 2002, the total value of the Company's interest in Noble Brewery was RMB 201,403,609, representing 30.7% of the Company's total assets. At December 31, 2001, the total value of the Company's interest in Noble Brewery was RMB 259,164,383, representing 37.4% of the Company's total assets. The net sales of Noble Brewery for the six months ended June 30, 2002 decreased by RMB 13,626,901 or 8.3% to RMB 151,515,498, as compared to RMB 165,142,399 for the six months ended June 30, 2001. During the three months ended June 30, 2002, as a result of reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related estimated future cash flows, as a result of which Noble Brewery recorded a provision for impairment of plant, machinery and equipment of RMB 65,000,000. As a result of these factors, the Company's share of net loss from Noble Brewery for the six months ended June 30, 2002 increased by RMB 35,622,600 or 441.6% to RMB 27,556,358, as compared to net income of RMB 8,066,242 for the six months ended June 30, 2001. In assessing the impairment of its interest in an associated company, the Company uses assumptions regarding the estimated future cash flows and other factors to determine the fair value of its investment. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for this investment. In addition, as discussed in note 1, Noble China Inc., the majority shareholder of Noble Brewery, is experiencing certain financial difficulties. The Company is currently unable to predict the effect of Noble China Inc.'s financial difficulties on Noble Brewery, including Noble China Inc.'s ability to grant a sublicense to Noble Brewery to produce Pabst Blue Ribbon beer.

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

Impairment of Assets:

     The Company's long-lived assets include property, plant and equipment. At June 30, 2002, the net value of property, plant and equipment was RMB 167,726,140, which accounted for 25.6% of the Company's total assets. At December 31, 2001, the net value of property, plant and equipment was RMB 217,668,104, which accounted for 31.4% of the Company's total assets. In assessing the impairment of property, plant and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. For the six months ended June 30, 2001, an impairment charge of RMB 2,750,000 was recorded with respect to property, plant and equipment. During the three months ended June 30, 2002, as a result of the uncertainty regarding sub-license, reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of plant, machinery and equipment of RMB 40,000,000 at June 30, 2002. This impairment charge was based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.


Allowance for Doubtful Accounts:

     The Company uses the allowance method to account for uncollectible accounts receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable. This analysis by management is based on prior years' experience, as well as an analysis of current economic and business trends. Management expects to continue to update the allowance for doubtful accounting during 2002.

     The Company records a full allowance for accounts receivable that have been outstanding in excess of 365 days. For accounts receivable that have been outstanding for 365 days or less, the Company reviews and determines an appropriate amount of allowance for doubtful accounts basing on the circumstance of each individual case.


Consolidated Results of Operations:

Three Months Ended June 30, 2002 and 2001 -

     Sales: During the three months ended June 30, 2002, net sales of beer products decreased by RMB 23,571,094 or 12.6% to RMB 163,485,570, as compared to RMB 187,056,664 for the three months ended June 30, 2001. The Company sold 40,816 metric tons of beer to distributors during the three months ended June 30, 2002, as compared to 42,885 metric tons of beer sold during the three months ended June 30, 2001, a decrease of 2,069 metric tons or 4.8%. The decrease in net sales of beer products during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was primarily attributable to the decrease in volume of beer sold, which was a result of the weakening in customer demand for Pabst Blue Ribbon beer and increasing competition from local brands.

     During the three months ended June 30, 2002 and 2001, approximately 92.5% and 93.2% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     Gross Profit: For the three months ended June 30, 2002, gross profit was RMB 54,792,221 or 33.5% of total net sales, as compared to gross profit of RMB 42,340,396 or 22.6% of total net sales for the three months ended June 30, 2001. Gross margin from beer sales increased to 33.5% in 2002 as compared to 22.6% in 2001 as a result a reduction in the sales price charged by Noble Brewery. The sales price was reduced effective July 1, 2001 in order to compensate the Marketing Company for a portion of budgeted selling and advertising expenses not realized due to the decrease in sales in 2002. A reduction in raw material costs and production labor costs also contributed to the improvement in gross profit and gross margin in 2002.

     The Company expects that it will continue to experience pressure on its gross profit in 2002 due to a continuing softness in consumer demand for Pabst Blue Ribbon beer in China, which the Company believes is attributable to a change in the consumption pattern in China caused by the increasing competition from other foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the three months ended June 30, 2002, selling, general and administrative expenses were RMB 65,251,702 or 39.9% of net sales, consisting of selling expenses of RMB 52,251,065 and general and administrative expenses of RMB 13,000,637. Net of an allowance for doubtful accounts of RMB 6,780,885 for the three months ended June 30, 2002, general and administrative expenses were RMB 6,219,752.

     For the three months ended June 30, 2001, selling, general and administrative expenses were RMB 57,418,890 or 30.7% of net sales, consisting of selling expenses of RMB 38,096,440 and general and administrative expenses of RMB 19,322,450. Net of an allowance for doubtful accounts of RMB 9,300,000 for the three months ended June 30, 2001, general and administrative expenses were RMB 10,022,450.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses increased by RMB 14,154,625 or 37.2% in 2002 as compared to 2001, and as a percent of net sales, to 32.0% in 2002 from 20.4% in 2001. Selling expenses increased in 2002 as compared to 2001, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its expanded advertising and promotional programs to stimulate consumer demand in order to maintain the sales of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns to support the Company's local brand name beers. In addition, selling expenses increased as a result of a change in the method, effective July 1, 2001, by which the Company calculates the reimbursement by Zhaoqing Brewery and Noble Brewery of selling expenses incurred by the Marketing Company through beer pricing and direct charges. However, since the operations of Noble Brewery are not consolidated with the Company's operations, the reallocation of such costs can have a distortive effect on the Company's consolidated operating expenses and operating ratios. To the extent Company's working capital resources are sufficient, the Company intends to continue its advertising and promotional program in an attempt to support and maintain the sales of Pabst Blue Ribbon beer and other local brand name beers.

     Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales, respectively. Any amounts exceeding these limits are not tax deductible. As a result, beginning in May 2001, an adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated by the Marketing Company, in order that a portion of the advertising and promotional expenses are absorbed by the breweries, which are not subject to the new rule. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the three months ended June 30, 2002, advertising and promotional expenses totaling approximately RMB 25,719,144 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery, with one-third being allocated to Zhaoqing Brewery and two-thirds being allocated to Noble Brewery, either through the adjustment of ex-factory prices or direct absorption.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2002, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the three months ended June 30, 2002 and 2001, the Marketing Company incurred operating losses of RMB 5,881,364 and RMB 23,802,572, respectively, which reduced consolidated operating results accordingly.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 3,802,698 or 37.9% in 2002 as compared to 2001, and as a percentage of net sales, decreased to 3.8% in 2002 from 5.4% in 2001, respectively, as a result of implementation of cost reduction measures made possible through the pooling of the management office function among Zhaoqing Brewery, Noble Brewery and the Marketing Company and the reduction of employees through the restructuring program.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, decreased to 4.1% of net sales in 2002, as compared to 5.0% of net sales in 2001, as a result of the implementation of effective credit controls during 2002. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

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

     During the three months ended June 30, 2002, as a result of the uncertainty regarding sub-license, reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of plant, machinery and equipment of RMB 40,000,000 at June 30, 2002.

     Restructuring Costs: During May 2001, the Company implemented a restructuring program that eliminated the position of a total of 504 employees, of which 310 were from Zhaoqing Brewery, 170 were from Noble Brewery and 24 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,087,339 by Zhaoqing Brewery, RMB 8,319,588 by Noble Brewery and RMB 1,233,843 by the Marketing Company. The Company recorded restructuring costs of RMB 21,321,182 for the three months ended June 30, 2001. No such restructuring costs were recorded for the three months ended June 30, 2002.

     Operating Loss: For the three months ended June 30, 2002, the operating loss was RMB 50,459,481 or 30.9% of net sales. For the three months ended June 30, 2001, the operating loss was RMB 37,623,785 or 20.1% of net sales. The increase in operating loss in 2002 as compared to 2001 was primarily attributable to the provision for impairment of plant, machinery and equipment of RMB 40,000,000 in 2002.

     Interest Expense: For the three months ended June 30, 2002, interest expense increased by RMB 356,359 or 21.4% to RMB 2,025,098, as compared to RMB 1,668,739 for the three months ended June 30, 2001. Interest expense increased in 2002 as compared to 2001 as a result of an increase in the average balance of bank borrowings outstanding.

     Income Taxes: Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company's operations in the PRC. Accordingly, for the three months ended June 30, 2002, income tax expense was RMB 325,894, as compared to RMB 929,248 for the three months ended June 30, 2001, which were based on the breweries' taxable income as determined from their PRC statutory financial statements.

     Net Loss: Net loss was RMB 102,713,199 for the three months ended June 30, 2002, as compared to net loss of RMB 27,076,104 for the three months ended June 30, 2001.


Six Months Ended June 30, 2002 and 2001 -

     Sales: During the six months ended June 30, 2002, net sales of beer products decreased by RMB 50,433,041 or 12.6% to RMB 349,091,134, as compared to RMB 399,524,175 for the six months ended June 30, 2001. The Company sold 80,530 metric tons of beer to distributors during the six months ended June 30, 2002, as compared to 85,829 metric tons of beer sold during the six months ended June 30, 2001, a decrease of 5,299 metric tons or 6.2%. The decrease in net sales of beer products during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily attributable to the decrease in volume of beer sold, which was a result of the weakening in customer demand for Pabst Blue Ribbon beer and increasing competition from local brands.

     During the six months ended June 30, 2002 and 2001, approximately 94.1% and 92.9% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     Gross Profit: For the six months ended June 30, 2002, gross profit was RMB 111,719,672 or 32.0% of total net sales, as compared to gross profit of RMB 95,460,826 or 23.9% of total net sales for the six months ended June 30, 2001. Gross margin from beer sales increased to 32.0% in 2002 as compared to 23.9% in 2001 as a result a reduction in the sales price charged by Noble Brewery. The sales price was reduced effective July 1, 2001 in order to compensate the Marketing Company for a portion of budgeted selling and advertising expenses not realized due to the decrease in sales in 2002. A reduction in raw material costs and production labor costs also contributed to the improvement in gross profit and gross margin.

     The Company expects that it will continue to experience pressure on its gross profit in 2002 due to a continuing softness in consumer demand for Pabst Blue Ribbon beer in China, which the Company believes is attributable to a change in the consumption pattern in China caused by the increasing competition from other foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the six months ended June 30, 2002, selling, general and administrative expenses were RMB 124,378,992 or 35.6% of net sales, consisting of selling expenses of RMB 96,429,550 and general and administrative expenses of RMB 27,949,442. Net of an allowance for doubtful accounts of RMB 13,280,885 for the six months ended June 30, 2002, general and administrative expenses were RMB 14,668,557.

     For the six months ended June 30, 2001, selling, general and administrative expenses were RMB 127,072,619 or 31.8% of net sales, consisting of selling expenses of RMB 89,031,026 and general and administrative expenses of RMB 38,041,593. Net of an allowance for doubtful accounts of RMB 15,600,000 for the six months ended June 30, 2001, general and administrative expenses were RMB 22,441,593.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses increased by RMB 7,398,524 or 8.3% in 2002 as compared to 2001, and as a percent of net sales, to 27.6% in 2002 from 22.3% in 2001. Selling expenses increased in 2002 as compared to 2001, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its expanded advertising and promotional programs to stimulate consumer demand in order to maintain the sales of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns to support the Company's local brand name beers. In addition, selling expenses increased as a result of a change in the method, effective July 1, 2001, by which the Company calculates the reimbursement by Zhaoqing Brewery and Noble Brewery of selling expenses incurred by the Marketing Company through beer pricing and direct charges. However, since the operations of Noble Brewery are not consolidated with the Company's operations, the reallocation of such costs can have a distortive effect on the Company's consolidated operating expenses and operating ratios. To the extent that the Company's working capital resources are sufficient, the Company intends to continue its advertising and promotional program in an attempt to support and maintain the sales of Pabst Blue Ribbon beer and other local brand name beers.

     Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales, respectively. Any amounts exceeding these limits are not tax deductible. As result, beginning in May 2001, an adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated by the Marketing Company, in order that a portion of the advertising and promotional expenses are absorbed by the breweries, which are not subject to the new rule. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the six months ended June 30, 2002, advertising and promotional expenses totaling approximately RMB 37,050,261 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery, with one-third being allocated to Zhaoqing Brewery and two-thirds being allocated to Noble Brewery, either through the adjustment of ex-factory prices or direct absorption.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2002, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the six months ended June 30, 2002 and 2001, the Marketing Company incurred operating losses of RMB 13,187,666 and RMB 43,197,677, respectively, which reduced consolidated operating results accordingly.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 7,773,036 or 34.6% in 2002 as compared to 2001, and as a percentage of net sales, decreased to 4.2% in 2002 from 5.6% in 2001, respectively, primarily as a result of implementation of cost reduction measures made possible through the pooling of the management office function among Zhaoqing Brewery, Noble Brewery and the Marketing Company and the reduction of employees through the restructuring program.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, decreased to 3.8% of net sales in 2002, as compared to 3.9% of net sales in 2001, as a result of the implementation of effective credit controls during 2002. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

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

     During the six months ended June 30, 2002, as a result of the uncertainty regarding sub-license, reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of plant, machinery and equipment of RMB 40,000,000 at June 30, 2002.

     Restructuring Costs: During May 2001, the Company implemented a restructuring program that eliminated the position of a total of 504 employees, of which 310 were from Zhaoqing Brewery, 170 were from Noble Brewery and 24 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,087,339 by Zhaoqing Brewery, RMB 8,319,588 by Noble Brewery and RMB 1,233,843 by the Marketing Company. The Company recorded restructuring costs of RMB 21,321,182 for the six months ended June 30, 2001. No such restructuring costs were recorded for the six months ended June 30, 2002.

     Operating Loss: For the six months ended June 30, 2002, the operating loss was RMB 52,659,320 or 15.1% of net sales. For the six months ended June 30, 2001, the operating loss was RMB 56,907,084 or 14.2% of net sales. The decrease in operating loss in 2002 as compared to 2001 was primarily attributable to improved operating results attributable to the change in method by which the Company calculated the reimbursement by Zhaoqing Brewery and Noble Brewery of selling expenses incurred by the Marketing Company through beer pricing and direct charges.

     Interest Expense: For the six months ended June 30, 2002, interest expense increased by RMB 202,373 or 4.9% to RMB 4,323,102, as compared to RMB 4,120,729 for the six months ended June 30, 2001. Interest expense increased in 2002 as compared to 2001 as a result of an increase in the average balance of bank borrowings outstanding.

     Income Taxes: Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company's operations in the PRC. Accordingly, for the six months ended June 30, 2002, income tax expense was RMB 325,894, as compared to RMB 1,664,580 for the six months ended June 30, 2001, which were based on the breweries' taxable income as determined from their PRC statutory financial statements.

     Net Loss: Net loss was RMB 103,162,869 for the six months ended June 30, 2002, as compared to net loss of RMB 35,489,193 for the six months ended June 30, 2001.


Noble Brewery:

Three Months Ended June 30, 2002 and 2001 -

     Sales: For the three months ended June 30, 2002 and 2001, net sales were RMB 64,032,201 and RMB 74,818,863, respectively, a decrease of RMB 10,786,662 or 14.4%.

     During the three months ended June 30, 2002, Noble Brewery sold 22,336 metric tons of beer to the Marketing Company, as compared to 21,923 metric tons of beer sold to the Marketing Company during the three months ended June 30, 2001. Total beer sold by Noble Brewery to the Marketing Company increased by 413 metric tons or 1.9% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001.

     Gross Profit: For the three months ended June 30, 2002, gross profit was RMB 9,756,367 or 15.2% of net sales, as compared to gross profit of RMB
17,394,149 or 23.2% of net sales for the three months ended June 30, 2001. Although the volume of beer sold increased during the three months ended June 30, 2002, gross profit decreased significantly as a result of the reallocation of unbudgeted selling and advertising expenses incurred by the Marketing Company through the adjustment of ex-factory prices.

     Selling, General and Administrative Expenses: For the three months ended June 30, 2002, selling, general and administrative expenses totaled RMB 27,228,603 or 42.5% of net sales, consisting of selling expenses of RMB 17,986,171 and general and administrative expenses of RMB 9,242,432. Net of an allowance for doubtful accounts of RMB 3,500,000 for the three months ended June 30, 2002, general and administrative expenses were RMB 5,742,432. For the three months ended June 30, 2001, selling, general and administrative expenses totaled RMB 24,302,154 or 32.5% of net sales, consisting of selling expenses of RMB 9,385,153 and general and administrative expenses of RMB 14,917,001. Net of an allowance for doubtful accounts of RMB 7,862,472 for the three months ended June 30, 2001, general and administrative expenses were RMB 7,054,529. Selling expenses consist of warehousing, storage and freight costs.

     Impairment of Property, Plant and Equipment: During the three months ended June 30, 2002, as a result of reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related estimated future cash flows. As a result of this evaluation, Noble Brewery recorded a provision for impairment of plant, machinery and equipment of RMB 65,000,000 at June 30, 2002.

     Restructuring Costs: In May 2001, Noble Brewery implemented a restructuring program and eliminated the positions of 170 employees. For the three months ended June 30, 2001, restructuring and termination expenses were RMB 8,319,588. There was no such expense incurred for the three months ended June 30, 2002.

     Operating Loss: For the three months ended June 30, 2002, the operating loss was RMB 82,472,236 or 128.8% of net sales. For the three months ended June 30, 2001, the operating loss was RMB 15,310,387 or 20.5% of net sales.

     Income Taxes: Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended June 30, 2002, income tax expense was RMB 333,194, as compared to RMB 4,053,316 for the three months ended June 30, 2001.

     Net Loss: Net loss was RMB 82,805,430 or 129.3% of net sales for the three months ended June 30, 2002, as compared to net loss of RMB 19,027,420 or 25.4% of net sales for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 and 2001 -

     Sales: For the six months ended June 30, 2002 and 2001, net sales were RMB 151,515,498 and RMB 165,142,399, respectively, a decrease of RMB 13,626,901 or 8.3%.

     During the six months ended June 30, 2002, Noble Brewery sold 44,642 metric tons of beer to the Marketing Company, as compared to 43,431 metric tons of beer sold to the Marketing Company during the six months ended June 30, 2001. Total beer sold by Noble Brewery to the Marketing Company increased by 1,211 metric tons or 2.8% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.

     Gross Profit: For the six months ended June 30, 2002, gross profit was RMB 35,539,822 or 23.5% of net sales, as compared to gross profit of RMB 41,799,692 or 25.3% of net sales for the six months ended June 30, 2001. Although the volume of beer sold increased during the six months ended June 30, 2002, gross profit decreased as a result of the reallocation of unbudgeted selling and advertising expenses incurred by the Marketing Company through the adjustment of ex-factory prices.

     Selling, General and Administrative Expenses: For the six months ended June 30, 2002, selling, general and administrative expenses totaled RMB 46,385,423 or 30.6% of net sales, consisting of selling expenses of RMB 26,790,017 and general and administrative expenses of RMB 19,595,406. Net of an allowance for doubtful accounts of RMB 7,500,000 for the six months ended June 30, 2002, general and administrative expenses were RMB 12,095,406. For the six months ended June 30, 2001, selling, general and administrative expenses totaled RMB 31,749,193 or 19.2% of net sales, consisting of selling expenses of RMB 9,829,440 and general and administrative expenses of RMB 21,919,753. Net of an allowance for doubtful accounts of RMB 7,862,472 for the six months ended June 30, 2001, general and administrative expenses were RMB 14,057,281. Selling expenses consist of warehousing, storage and freight costs.

     Impairment of property, Plant and Equipment: During the six months ended June 30, 2002, as a result of reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related estimated future cash flows. As a result of this evaluation, Noble Brewery recorded a provision for impairment of plant, machinery and equipment of RMB 65,000,000 at June 30, 2002.

     Restructuring Costs: In May 2001, Noble Brewery implemented a restructuring program and eliminated the positions of 170 employees. For the six months ended June 30, 2001, restructuring and termination expenses were RMB 8,319,588. There was no such expense incurred for the six months ended June 30, 2002.

     Operating Income (Loss): For the six months ended June 30, 2002, the operating loss was RMB 75,845,601 or 50.1% of net sales. For the six months ended June 30, 2001, operating income was RMB 1,648,117 or 1.0% of net sales.

     Income Taxes: Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the six months ended June 30, 2002, income tax expense was RMB 1,795,295, as compared to RMB 8,198,660 for the six months ended June 30, 2001.

     Net Loss: Net loss was RMB 77,640,896 or 51.2% of net sales for the six months ended June 30, 2002, as compared to net loss of RMB 5,946,867 or 3.6% of net sales for the six months ended June 30, 2001.


Consolidated Financial Condition - June 30, 2002:

     Liquidity and Capital Resources -

     Operating. For the six months ended June 30, 2002, the Company's operations provided cash resources of RMB 5,912,914, as compared to RMB 25,691,308 for the six months ended June 30, 2001. The Company's operations provided reduced cash resources in 2002 as compared to 2001 primarily as a result of a reduction in cash generated by changes in operating assets and liabilities. The Company's cash balance increased by RMB 26,492,627 to RMB 97,859,107 at June 30, 2002, as compared to RMB 71,366,480 at December 31, 2001. Including RMB 13,000,000 of cash held by the Marketing Company for the account of Noble Brewery, the net working capital deficit decreased by RMB 14,673,530 to RMB 281,211,302 at June 30, 2002, as compared to RMB 295,884,832 at December 31, 2001, resulting in a current ratio at June 30, 2002 of 0.50:1, as compared to 0.42:1 at December 31, 2001.

     Bill receivables increased by RMB 18,824,512 or 421.6% to RMB 23,289,512 at June 30, 2002, as compared to RMB 4,465,000 at December 31, 2001. The increase in bill receivables was primarily due to a reduction in the use of endorsed bills receivable for settlement of payment obligations.

     Net of an allowance for doubtful accounts of RMB 13,280,883 for the six months ended June 30, 2002, accounts receivable increased by RMB 498,169 or 0.8% to RMB 47,195,336 at June 30, 2002, as compared to RMB 59,978,050 at December 31, 2001.

     Inventories increased by RMB 9,487,013 or 17.8% to RMB 62,800,995 at June 30, 2002, as compared to RMB 53,313,982 at December 31, 2001. The increase in inventories was primarily due to an unbudgeted slowdown in sales.

     Other receivables increased by RMB 22,351,575 or 195.0% to RMB 33,812,086 at June 30, 2002, as compared to RMB 11,460,511 at December 31, 2001. The increase in other receivables was primarily due to an increase in prepayments related to advertising and promotional programs scheduled by the Marketing Company for later in the year.

     Accrued liabilities increased by RMB 30,369,054 or 21.0% to RMB 174,798,340 at June 30, 2002, as compared to RMB 144,429,286 at December 31, 2001. The increase in accrued liabilities was mainly due to the increase in accrued expenses related to advertising and promotional programs.

     The amount due to an associated company increased by RMB 26,173,699 or 12.4% to RMB 236,978,917 at June 30, 2002, as compared to RMB 210,805,218 at
December 31, 2001, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the new pooled management structure) to Zhaoqing Brewery, as well as other balances arising from recurring intercompany transactions. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases.

     Investing. For the six months ended June 30, 2002, additions to property, plant and equipment aggregated RMB 4,355,191, which includes approximately RMB 3,800,000 and RMB 550,000 for major replacement of the production equipment in Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively. Net of the effect of the write off of property, plant and equipment for the six months ended June 30, 2001, additions to property, plant and equipment aggregated RMB 2,767,623, which includes approximately RMB 1,200,000 and RMB 1,500,000 for major replacement of the production equipment in Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively.

     The Company anticipates that additional capital expenditures in connection with the continuing critical replacement of the production facilities at Zhaoqing Brewery during the remainder of 2002 will total approximately RMB 2,000,000. The Company believes that it will be able to fund the expected capital expenditures through internal cash flow and external resources. However, due to declining sales and diminishing working capital resources during 2002, the Company has revised its capital expenditures plan. Approximately 25% of the 2002 annual repair and maintenance budget scheduled for Zhaoqing Brewery and Noble Brewery has been deferred until 2003.

     Financing. During the six months ended June 30, 2002, the Company's secured bank loans decreased by RMB 597,863, reflecting new borrowings of RMB 49,000,000 and repayments of RMB 49,597,863. During the six months ended June 30, 2001, the Company repaid RMB 23,000,000 of secured bank loans. The bank loans bear interest at fixed rates ranging from 5.9% to 7.7%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

     During the six months ended June 30, 2002, Zao Yang High Worth Brewery received an advance of RMB 11,000,000 from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. The advance was unsecured, interest-free and had no fixed term of repayment. This advance has been utilized to fund the working capital requirements of Zao Yang High Worth Brewery.

     During the six months ended June 30, 2002, the Company loaned RMB 5,500,000 to Zao Yang High Worth Brewery. The loan was unsecured, with interest at 3.6% per annum and is repayable on December 31, 2002. During the six months ended June 30, 2002, Zao Yang High Worth Brewery advanced RMB 5,500,000 to Guangdong Blue Ribbon. The advance was unsecured, with no agreed-upon interest and no fixed date of repayment. During the three months ended June 30, 2002, Zao Yang High Worth Brewery and Guangdong Blue Ribbon fully repaid the advances to the Company and Zao Yang High Worth Brewery, respectively.

     During the three months ended June 30, 2002, the Board of Directors of High Worth JV declared the 7th to 10th dividend distributions, entitling Holdings and Guangdong Blue Ribbon to a total of approximately RMB 27,830,199 and RMB 18,553,467, respectively. The minority interest's 40% portion of dividend is recorded as a liability at the declaration date and is included in amounts due to related companies. During the three months ended June 30, 2002, dividends of RMB 27,830,199 and RMB 15,935,000 were distributed to Holdings and Guangdong Blue Ribbon, respectively.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the remainder of 2002. If the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operation at current level.

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

          Three Months Ended June 30, 2002 - None

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



                                           CBR BREWING COMPANY, INC.
                                           -------------------------
                                                 (Registrant)



Date:  August 16, 2002                By:  /s/ FO-QING LU
                                           -----------------------------
                                           Fo-qing Lu
                                           President and Director
                                           (Duly authorized officer)



Date:  August 16, 2002                By:  /s/ GARY C.K. LUI
                                           -----------------------------
                                           Gary C.K. Lui
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal financial officer)

                                INDEX TO EXHIBITS



Exhibit
Number             Description of Document
------             -----------------------

99.1               Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002