Form 10-Q
period 2002-09-30
CBR BREWING CO INC
filed 2002-11-14
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For  the  quarterly  period  ended  September  30,  2002


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

As of September 30, 2002, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

Documents  incorporated  by  reference:  None

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL  INFORMATION

         Item 1.  Financial  Statements

                  Consolidated Balance Sheets - September 30, 2002 (Unaudited) and December 31, 2001

                  Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2002 and 2001

                  Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2002 and 2001

                  Notes to Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2002 and 2001

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative  and  Qualitative Disclosures about Market Risk

         Item 4.  Controls  and  Procedures

PART II. OTHER INFORMATION

         Item 6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

CERTIFICATIONS

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                September 30, 2002          December 31, 2001
                                             ------------------------   -------------------------
                                                 RMB          USD           RMB           USD
                                             -----------  ------------  ------------  -----------
                                             (Unaudited)   (Unaudited)
ASSETS
Current assets:
  Cash                                       111,825,200    13,472,916    71,366,480    8,598,371
  Accounts receivable, net (Note 3)           61,468,391     7,405,830    59,978,050    7,226,271
  Bills receivable                            17,499,300     2,108,349     4,465,000      537,952
  Inventories (Note 4)                        59,859,706     7,212,013    53,313,982    6,423,371
  Amounts due from related
    companies (Note 5)                         1,071,055       129,043     1,069,599      128,867
  Income taxes receivable                      1,927,759       232,260             -            -
  Prepayments and deposits                    15,309,446     1,844,512    14,827,385    1,786,432
  Other receivables                           33,679,231     4,057,739    11,460,511    1,380,784
                                             -----------  ------------  ------------  -----------

  Total current assets                       302,640,088    36,462,662   216,481,007   26,082,048

Interest in an associated company
  (Note 6)                                   185,027,990    22,292,529   259,164,383   31,224,624

Property, plant and equipment, net
  (Note 7)                                   136,489,597    16,444,530   217,668,104   26,225,073
                                             -----------  ------------  ------------  -----------

  Total assets                               624,157,675    75,199,721   693,313,494   83,531,745
                                             ===========  ============  ============  ===========

                                   (continued)

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                              September 30, 2002        December 31, 2001
                                           --------------------------  ------------------------
                                               RMB           USD         RMB          USD
                                           ------------  ------------  -----------  -----------
                                           (Unaudited)   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                          116,032,146    13,979,777   109,835,524   13,233,196
  Accounts payable                          15,617,937     1,881,679    21,699,421    2,614,388
  Accrued liabilities                      187,075,785    22,539,251   144,429,286   17,401,119
  Amounts due to related companies
    (Note 5)                                   534,064        64,345     2,435,577      293,443
  Amount due to an associated company
    (Note 8)                               260,933,300    31,437,747   210,805,218   25,398,219
  Sales taxes payable                       15,506,693     1,868,276    23,160,813    2,790,459
                                           ------------  ------------  -----------  -----------

  Total current liabilities                595,699,925    71,771,075   512,365,839   61,730,824
                                           ------------  ------------  -----------  -----------

Long-term liabilities:
  Bank borrowings                           11,533,872     1,389,623    12,400,211    1,494,001
  Advance from a related company
    (Note 9)                                11,000,000     1,325,301             -            -
                                           ------------  ------------  -----------  -----------

  Total long-term liabilities               22,533,872     2,714,924    12,400,211    1,494,001
                                           ------------  ------------  -----------  -----------

Minority interests (Note 10)                         -             -             -            -
                                           ------------  ------------  -----------  -----------

Contingencies (Note 12)

Common stock:
  -Class A, US$0.0001 par value,
  90,000,000 shares authorized,
  5,010,013 shares outstanding                   4,273           515         4,273          515
  -Class B, US$0.0001 par value,
  10,000,000 shares authorized,
  3,000,000 shares outstanding                   2,559           308         2,559          308
Additional paid-in capital                 107,361,845    12,935,162   107,361,845   12,935,162
General reserve and enterprise
  development funds                         18,735,220     2,257,255    16,108,349    1,940,765
Retained earnings (deficit)               (120,180,019)  (14,479,518)   45,070,418    5,430,170
                                           ------------  ------------  -----------  -----------

  Total shareholders' equity                 5,923,878       713,722   168,547,444   20,306,920
                                           ------------  ------------  -----------  -----------


Total liabilities and shareholders'
  equity                                   624,157,675    75,199,721   693,313,494   83,531,745
                                           ============  ============  ===========  ===========

        See accompanying notes to the consolidated financial statements.

                                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Three Months Ended           Nine Months Ended       Three Months Ended
                                                  September 30, 2002          September 30, 2002      September 30, 2001
                                            -------------  ------------  -------------  ------------  -------------------
                                                 RMB           USD            RMB           USD               RMB
                                            -------------  ------------  -------------  ------------  -------------------
Sales                                        137,418,923    16,556,497    497,344,472    59,921,021          181,239,840
Sales taxes                                   (4,784,662)     (576,465)   (15,619,077)   (1,881,817)          (5,700,267)
                                            -------------  ------------  -------------  ------------  -------------------

Net sales                                    132,634,261    15,980,032    481,725,395    58,039,204          175,539,573
Cost of sales, including net inventory
  transferred from an associated
  company of RMB 13,529,348 and
  RMB 41,784,234 for the three months
  and nine months ended September 30,
  2002, respectively, and RMB 21,058,068
  and RMB 50,603,657 for the three and
  nine months ended September 30, 2001,
  respectively; inventory purchased from
  related companies of RMB 58,667,365
  and RMB 221,247,110 for the three
  months and nine months ended
  September 30,2002, respectively, and
  RMB 89,360,090 and RMB 275,329,511
  for the three months and nine months
  ended September 30, 2001, respectively;
  and royalty fee paid to a related
  company of RMB 695,553 and
  RMB 2,523,108 for the three months
  and nine months ended September 30,
  2002, respectively, and RMB 1,104,665
  and RMB 3,013,126 for the three months
  and nine months ended September 30,
  2001,respectively (Note 5)                (102,006,200)  (12,289,904)  (339,377,662)  (40,888,875)        (110,278,908)
                                            -------------  ------------  -------------  ------------  -------------------

Gross profit                                  30,628,061     3,690,128    142,347,733    17,150,329           65,260,665

Selling, general and administrative
  expenses                                   (43,373,556)   (5,225,729)  (167,752,548)  (20,211,150)         (57,622,319)
Impairment of property, plant and
  equipment (Note 7)                         (29,000,000)   (3,493,976)   (69,000,000)   (8,313,253)          (2,750,000)
Investment in subsidiary written off
  (Note 7)                                             -             -              -             -                    -
Restructuring costs (Note 11)                          -             -              -             -             (988,054)
Gain on disposal of property, plant and
  equipment                                       94,950        11,440         94,950        11,440                    -
                                            -------------  ------------  -------------  ------------  -------------------

Operating (loss) income                      (41,650,545)   (5,018,137)   (94,309,865)  (11,362,634)           6,650,292

Interest income                                  170,848        20,584        426,120        51,340              549,577
Interest expense                              (1,605,381)     (193,419)    (5,928,483)     (714,274)          (1,926,718)
                                            -------------  ------------  -------------  ------------  -------------------

(Loss) income before income taxes,
  minority interests and equity in
  (loss) earnings of an associated
  company                                    (43,085,078)   (5,190,972)   (99,812,228)  (12,025,568)           5,273,151
Income taxes                                           -             -       (325,894)      (39,264)           1,624,580
                                            -------------  ------------  -------------  ------------  -------------------

(Loss) income before minority interests
  and equity in (loss) earnings of an
  associated company                         (43,085,078)   (5,190,972)  (100,138,122)  (12,064,832)           6,897,731
Minority interests (Note 10)                           -             -    (18,553,467)   (2,235,357)          (1,500,000)
                                            -------------  ------------  -------------  ------------  -------------------

(Loss) income before equity in (loss)
  earnings of an associated company          (43,085,078)   (5,190,972)  (118,691,589)  (14,300,189)           5,397,731
Equity in (loss) earnings of an
  associated company                         (16,375,619)   (1,972,966)   (43,931,977)   (5,293,009)          (1,253,603)
                                            -------------  ------------  -------------  ------------  -------------------

Net (loss) income for the period             (59,460,697)   (7,163,938)  (162,623,566)  (19,593,198)           4,144,128
                                            =============  ============  =============  ============  ===================


Net (loss) income per common share
  (Note 1)
   - basic and diluted                             (7.42)        (0.89)        (20.30)        (2.45)                0.52
                                            =============  ============  =============  ============  ===================

Weighted average number of common
   shares outstanding
   - basic and diluted                         8,010,013     8,010,013      8,010,013     8,010,013            8,010,013
                                            =============  ============  =============  ============  ===================


                                             Nine Months Ended
                                            September 30, 2001
                                            -------------------
                                                    RMB
                                            -------------------
Sales                                              591,200,099
Sales taxes                                        (16,136,351)
                                            -------------------

Net sales                                          575,063,748
Cost of sales, including net inventory
  transferred from an associated
  company of RMB 13,529,348 and
  RMB 41,784,234 for the three months
  and nine months ended September 30,
  2002, respectively, and RMB 21,058,068
  and RMB 50,603,657 for the three and
  nine months ended September 30, 2001,
  respectively; inventory purchased from
  related companies of RMB 58,667,365
  and RMB 221,247,110 for the three
  months and nine months ended
  September 30,2002, respectively, and
  RMB 89,360,090 and RMB 275,329,511
  for the three months and nine months
  ended September 30, 2001, respectively;
  and royalty fee paid to a related
  company of RMB 695,553 and
  RMB 2,523,108 for the three months
  and nine months ended September 30,
  2002, respectively, and RMB 1,104,665
  and RMB 3,013,126 for the three months
  and nine months ended September 30,
  2001,respectively (Note 5)                      (414,342,257)
                                            -------------------

Gross profit                                       160,721,491

Selling, general and administrative
  expenses                                        (184,694,938)
Impairment of property, plant and
  equipment (Note 7)
Investment in subsidiary written off
  (Note 7)                                          (1,224,109)
Restructuring costs (Note 11)                      (22,309,236)
Gain on disposal of property, plant and
  equipment                                                  -
                                            -------------------

Operating (loss) income                            (50,256,792)

Interest income                                      1,017,277
Interest expense                                    (6,047,447)
                                            -------------------

(Loss) income before income taxes,
  minority interests and equity in
  (loss) earnings of an associated
  company                                          (55,286,962)
Income taxes                                           (40,000)
                                            -------------------

(Loss) income before minority interests
  and equity in (loss) earnings of an
  associated company                               (55,326,962)
Minority interests (Note 10)                        17,169,258
                                            -------------------

(Loss) income before equity in (loss)
  earnings of an associated company                (38,157,704)
Equity in (loss) earnings of an
  associated company                                 6,812,639
                                            -------------------

Net (loss) income for the period                   (31,345,065)
                                            ===================

Net (loss) income per common share
  (Note 1)
   - basic and diluted                                   (3.91)
                                            ===================

Weighted average number of common
   shares outstanding
   - basic and diluted                               8,010,013
                                            ===================

                  See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      Nine Months Ended       Nine Months Ended
                                                      September 30, 2002      September 30, 2001
                                                  --------------------------  ------------------
                                                       RMB          USD              RMB
                                                  ------------  ------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         (162,623,566)  (19,593,198)        (31,345,065)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
   Allowance for doubtful accounts                 21,000,000     2,530,120          18,900,000
   Depreciation and amortization                   19,297,598     2,325,012          22,476,910
   Impairment of property, plant and equipment     69,000,000     8,313,253           2,750,000
   Write-off of investment in subsidiary                    -             -           1,224,109
   Gain on disposal of property, plant and
     equipment                                        (94,950)      (11,440)                  -
   Minority interests                              18,553,467     2,235,357         (17,169,258)
   Equity in loss (earnings) of an
     associated company                            43,931,977     5,293,009          (6,812,639)

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts receivable                            (22,490,341)   (2,709,679)        (30,225,446)
   Bills receivable                               (13,034,300)   (1,570,397)         18,172,471
   Inventories                                     (6,545,724)     (788,642)          8,074,740
   Amounts due from related companies                  (1,456)         (176)           (645,484)
   Income taxes receivable                         (1,927,759)     (232,260)                  -
   Prepayments and deposits                          (482,061)      (58,080)         (5,951,781)
   Other receivables                              (22,218,720)   (2,676,955)        (35,970,155)
 Increase (decrease) in -
   Accounts payable                                (6,081,484)     (732,709)        (17,867,940)
   Accrued liabilities                             42,646,499     5,138,132          48,345,376
   Amount due to an associated company             50,128,082     6,039,528          40,241,478
   Income taxes payable                                     -             -          (5,656,663)
   Sales taxes payable                             (7,654,120)     (922,183)          2,446,050
                                                  ------------  ------------  ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES          21,403,142     2,578,692          10,986,703
                                                  ------------  ------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of property, plant
     and equipment                                    130,000        15,663                   -
   Purchases of property, plant and equipment      (7,154,141)     (861,945)         (6,799,481)
                                                  ------------  ------------  ------------------

NET CASH USED IN INVESTING ACTIVITIES              (7,024,141)     (846,282)         (6,799,481)
                                                  ------------  ------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                             85,000,000    10,240,964          20,534,607
   Repayment of bank borrowings                   (79,669,717)   (9,598,761)        (23,000,000)
   Advance from a related company                  11,000,000     1,325,301                   -
   Decrease in amounts due to related companies    (4,019,980)     (484,335)        (12,064,194)
   Dividend received from an associated company    30,204,416     3,639,086                   -
   Payment of cash dividend to minority interest  (16,435,000)   (1,980,120)         (1,500,000)
                                                  ------------  ------------  ------------------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                      26,079,719     3,142,135         (16,029,587)
                                                  ------------  ------------  ------------------

Net increase (decrease) in cash                    40,458,720     4,874,545         (11,842,365)
Cash at beginning of period                        71,366,480     8,598,371          90,313,060
                                                  ------------  ------------  ------------------

Cash at end of period                             111,825,200    13,472,916          78,470,695
                                                  ============  ============  ==================

                        See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


1.  ORGANIZATION  AND  PRINCIPAL  ACTIVITIES

CBR Brewing Company, Inc. (the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates), formerly Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida.

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

In February 2002, Lan Wei acquired common shares representing an additional approximately 7.2% equity interest in the Company from a third party in a private transaction. Management and the board of directors of the Company were changed on January 22, 2002. As part of the transaction, Lan Wei also acquired Huaqiang's 19.6% equity interest in Noble China Inc., a Canadian public company.

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

In April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and commenced the production of Pabst Blue Ribbon beer. Pursuant to the terms of a sub-license agreement which also expires on November 7, 2003, Guangdong Blue Ribbon granted Zhaoqing Brewery the right to produce and distribute Pabst Blue Ribbon beer under Pabst trademarks in the PRC at a royalty fee of US$11.70 for each metric ton produced.

Noble Brewery's principal product line is Pabst Blue Ribbon beer under the Pabst trademarks which were also granted by Guangdong Blue Ribbon. Pursuant to the terms of a sub-license agreement, Guangdong Blue Ribbon granted Noble Brewery the right in the PRC to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. However, the production right of Noble Brewery is confined exclusively to the Guangdong Province and it does not preclude High Worth JV's production right in Guangdong. The sub-license

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


1.  ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  (continued)

agreement is valid until November 7, 2003. In consideration for the sub-license granted, Noble Brewery is committed to pay Guangdong Blue Ribbon a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

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

Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will then be transferred to High Worth JV. Since January 1996, the operating activities of Zhaoqing Brewery have been part of High Worth JV. The Company is expecting the completion of the approval procedures by the end of 2002.

On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery. The new brewery was designated Zao Yang Blue Ribbon High Worth Brewery Limited ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998 based on the sub-license granted by Guangdong Blue Ribbon in May 1998. Commencing June 1998, the Marketing Company also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


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

On October 18, 1999, Holdings, through its newly incorporated wholly-owned subsidiary, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Jiutai City Brewery (40%) and Jilin Province Chuang Xiang Zhi Yie Ltd. (9%), both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). Subsequent to the improvement of the brewing equipment and the installation of the new packing line, Jilin Lianli Brewery commenced operations in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. As of December 31, 2001, the Company has written off a total of RMB 13,788,500 with respect to this investment. On July 9, 2002, March International was formally dissolved.

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

Management has met with representatives of Noble China Inc. in an attempt to explore a renewal of the Pabst Blue Ribbon sub-license agreement, which expires on November 7, 2003. As at September 30, 2002, the Company has not yet obtained a renewal of the Pabst Blue Ribbon sub-license agreement. The inability of the Company to obtain a sub-license from Noble China Inc. or to renew the Company's sub-license or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. Under this arrangement:

     (a) Certain administrative expenses of the Marketing Company, Zhaoqing Brewery and Noble Brewery, as well as the total production volume of Zhaoqing Brewery and Noble Brewery and the related direct variable costs incurred for beer production of the two breweries, were pooled and re-allocated among Zhaoqing Brewery and Noble Brewery at a 1 to 2 ratio, respectively, in proportion to each brewery's respective production capacities. In order to maximize production efficiencies at the present reduced levels of sales volume, Noble Brewery is currently producing all of the beer sold by both Zhaoqing Brewery and Noble Brewery.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


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

Under the new management team, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company for the nine months ended September 30, 2001. The Company recorded aggregate restructuring costs of RMB 22,309,236 for the nine months ended September 30, 2001, of which RMB 988,054 of such restructuring costs were recorded during the three months ended September 30, 2001.

Noble China Inc. has recently publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and is insolvent, and is considering various courses of action.

On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay claims of US$3,999,988 and RMB 20,000,000 plus legal costs of RMB 541,210, and interest from June 21, 2001 within one month of the judgment. The litigation was related to a claim by China Coastal Development Ltd. (see Note 6). Noble China Inc. further asserted that it would appeal the Shandong Court's decision to the Supreme Court of the PRC.

On  July  22,  2002,  Noble  China  Inc.  held its Annual and General Meeting of
Shareholders. A Special Meeting of Shareholders and a Meeting of Debenture holders were also held on July 22, 2002 to seek approval for certain amendments to the 9% Convertible Subordinated Debentures and to the Trust Indenture governing the Debentures. Noble China Inc. has CN$30,000,000 of outstanding Debentures. As a result of ongoing discussions between the major Debenture holder and indirectly a major shareholder of Noble China Inc., the City of Zhaoqing, regarding a possible restructuring of Noble China Inc., the amendments to the Debentures and to the Trust Indenture were not presented for a vote at the Special Meeting of Shareholders and at the Meeting of Debenture holders; both such meetings were instead adjourned to times and places to be determined. The Board of Directors of Noble China Inc. was re-elected and confirmed its short-term assistance to facilitate the negotiations between the major shareholder of Noble China Inc. and the major Debenture holder. The Directors of Noble China Inc. indicated that if the major shareholder and major Debenture holder could not reach a resolution on an appropriate restructuring plan that the Board of Directors could support in the interest of all shareholders and Debenture holders within 60 days, the Board of Directors would resign.

On September 3, 2002, Noble China Inc.'s report for the three months ended June 30, 2002 disclosed that although the major shareholder and the major Debenture holder were continuing their discussions, no meaningful process had been noted and the Directors planned to resign on September 20, 2002.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


1.  ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  (continued)

On September 24, 2002, a press release by Noble China Inc. announced that one of its three directors had resigned on September 20, 2002, and that the remaining two directors intended to resign. On November 12, 2002, Noble China Inc. held a meeting of shareholders to elect a new Board of Directors to consist of three members; three candidates nominated by Lan Wei, the major shareholder of the Company, were elected to the Board of Directors.

The Company is currently unable to predict the effect that these recent developments may have on future operations, including any effect on the Company's ability to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China effective from November 7, 2003, or the impact on Noble Brewery, the Company's affiliate (see Notes 6 and 7).

During the three months ended June 30, 2002, as a result of the uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license and the continuing negotiations between the Company's major shareholder and the major Debenture holders of Noble China Inc. regarding the future of Noble China Inc., combined with reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment as well as the related estimated cash flows. As a result of this evaluation, the Company recorded a provision for impairment of RMB 40,000,000 with respect to the property, plant and equipment of Zhaoqing Brewery. During the three months ended September 30, 2002, due to a further decrease in sales, the Company re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, the Company recorded an impairment charge of RMB 29,000,000 with respect to Zao Yang High Worth Brewery. As a result of these evaluations, the Company recorded total impairment charges of RMB 29,000,000 and RMB 69,000,000 for the three months and nine months ended September 30, 2002, respectively. These impairment charges were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment, including the assumption that the Company may not be granted a renewal of the sub-license to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.

During 2002, the Company implemented a series of new sales programs to launch various newly developed or modified local brand beers into the market, including brands such as "Lanli", "Lancheng", "Lanshi", "Xile" and "Zhaopi". Together with the local brand beer "Di Huang Quan" produced by Zao Yang High Worth Brewery, the Company intends to increase its relative marketing efforts on these new local brands. If the Company is unable to obtain a new sub-license to produce Pabst Blue Ribbon beer after November 7, 2003, these new local brands would be expected to become the main product lines and the major source of revenues for High Worth JV and Zao Yang High Worth Brewery after the expiration of the Pabst sub-license on November 7, 2003. However, pursuant to the joint venture agreement of Noble Brewery, the Company will continue to manage the daily operation of Noble Brewery until the expiration of the joint venture on June 10, 2013. It is expected that Noble Brewery will continue to produce and sell Pabst Blue Ribbon beer after November 7, 2003.


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

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

financial position at September 30, 2002, its results of operations for the three months and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The consolidated balance sheet as of December 31, 2001 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United State of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission. A summary of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The results of operations for the three months and nine months ended September 30, 2002 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

GOING CONCERN - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2001 and September 30, 2002. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

During  2001,  the  Company  experienced  decreased sales and a net loss for the second successive year, reduced cash flows, diminished working capital, and intense competition. These pressures continued during the three months and nine months ended September 30, 2002, and are expected to continue for the remainder of 2002 and into 2003, resulting in continuing net losses. The Company has implemented an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, the Company implemented a large scale restructuring plan in 2001 in which almost one-third of the work force was eliminated. Although effective control of the Company changed on January 22, 2002 and a new management team was appointed to operate the Company in 2002, the Company anticipates that the consolidation plan will continue. However, there can be no assurances that the Company will be able to re-establish sales volume growth and return to profitability in the near term. Should the Company not return to profitability and the operating losses continue into the near future, the Company may consider more severe restructuring alternatives.

The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements in the near term. However, due to declining sales and diminishing working capital resources during 2002, the Company has revised its capital expenditures program. Approximately 25% of the 2002 annual repair and maintenance budget scheduled for Zhaoqing Brewery and Noble Brewery has been deferred until 2003. If the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operations at current levels and continue as a going concern.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


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

COMPREHENSIVE INCOME - The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is defined to include all changes in equity during a period from non-owner sources. Comprehensive income (loss) equaled the net loss for the three months and nine months ended September 30, 2002 and 2001.

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

At September 30, 2002, potentially dilutive securities representing 200,000 shares of common stock were outstanding, consisting of stock options to purchase 60,000 shares exercisable at $3.87 per share and 140,000 shares exercisable at $0.72 per share. At September 30, 2001, potentially dilutive securities representing 580,000 shares of common stock were outstanding, consisting of stock options to purchase 220,000 shares at prices ranging from $3.87 to $4.26 per share, and 360,000 shares at prices ranging from $0.72 to $0.79 per share. For the three months and nine months ended September 30, 2002 and 2001, common shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock for all periods presented, and thus would have been anti-dilutive. Accordingly, basic and diluted EPS are the same for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles,

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of SFAS No. 142 did not have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company is reviewing SFAS No. 143 to determine what effect, if any, its adoption will have on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to Be Disposed Of", and a portion of APB Opinion No. 30, "Reporting the Results of Operations". SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or the carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a significant impact on its financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


3.   ACCOUNTS RECEIVABLE

The balance of accounts receivable is presented in the accompanying consolidated financial statements net of the allowance for doubtful accounts. The Company provided an allowance for doubtful accounts for the three months and nine months ended September 30, 2002 of RMB 7,719,117 and RMB 21,000,000, respectively, as compared to RMB 3,300,000 and RMB 18,900,000 for the three months and nine months ended September 30, 2001, respectively. Changes in the allowance for doubtful accounts for the three months and nine months ended September 30, 2002 and 2001 were as follow:

                                         2002                       2001
                              -------------------------  -------------------------
                                  RMB           USD          RMB           USD
                              (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
                              ------------  -----------  ------------  -----------
Balance as at January 1,      104,632,067   12,606,273     81,652,544    9,837,656
  Provision for doubtful
  accounts for the three
  months ended March 31,        6,500,000      783,133      6,300,000      759,036
                              ------------  -----------  ------------  -----------
Balance as at March 31,       111,132,067   13,389,406     87,952,544   10,596,692
  Provision for doubtful
  accounts for the three
  months ended June 30,         6,780,883      816,974      9,300,000    1,120,482

Accounts written off during
  the three months ended
  June 30,                    (32,052,974)  (3,861,804)             -            -
                              ------------  -----------  ------------  -----------
Balance as at June 30,         85,859,976   10,344,576     97,252,544   11,717,174
  Provision for doubtful
  accounts for the three
  months ended September 30,    7,719,117      930,014      3,300,000      397,590
                              ------------  -----------  ------------  -----------
Balance as at September 30,    93,579,093   11,274,590    100,552,544   12,114,764
                              ============  ===========  ============  ===========


4.  INVENTORIES

Inventories consisted of the following at September 30, 2002 and December 31, 2001:

                             September  30,  2002       December  31,  2001
                            -----------------------  ------------------------
                               RMB           USD          RMB           USD
                            ----------  -----------  -----------  -----------
                           (Unaudited)  (Unaudited)

Raw  materials              31,417,289    3,785,216   24,120,013    2,906,026
Work  in  progress           4,737,950      570,837    5,802,324      699,075
Finished  goods             23,704,467    2,855,960   23,391,645    2,818,270
                            ----------  -----------  -----------  -----------
                            59,859,706    7,212,013   53,313,982    6,423,371
                            ==========  ===========  ===========  ===========


5.  RELATED  PARTIES  TRANSACTIONS  AND  ARRANGEMENTS

(a)  Sales  of  raw  materials

The Company sold raw materials and beer products of RMB 6,530,790 and RMB 3,268,549 to Noble Brewery during the three months ended September 30, 2002 and 2001, respectively. The Company sold raw materials and beer products of RMB 19,504,504 and RMB 19,758,250 to Noble Brewery during the nine months ended September 30, 2002 and 2001, respectively. These transactions were carried out at cost between the parties.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


5.   RELATED PARTIES TRANSACTIONS AND ARRANGEMENTS (continued)

(b)  Purchases  of  beer  products

During the three months ended September 30, 2002 and 2001, the Group purchased beer products for resale from Noble Brewery amounting to RMB 58,667,365 and RMB 89,360,090, respectively, and the Group purchased beer products from Sichuan High Worth Brewery for resale amounting to RMB nil and RMB nil, respectively.

During the nine months ended September 30, 2002 and 2001, the Group purchased beer products for resale from Noble Brewery amounting to RMB 221,247,110 and RMB 264,846,954, respectively, and the Group purchased beer products from Sichuan High Worth Brewery for resale amounting to RMB nil and RMB 10,482,557, respectively. These transactions were carried out on agreed terms between the parties.

During the nine months ended September 30, 2002 and 2001, the Group purchased RMB 61,288,738 and RMB 70,361,907 of beer products from Noble Brewery pursuant to the management arrangement of re-allocating the total production volume at a 1 to 2 ratio among Zhaoqing Brewery and Noble Brewery (see "NOBLE CHINA INC." at
Note 1). This amount represents the direct variable cost of producing these beer products.

(c)  Royalty  fee

For the three months ended September 30, 2002 and 2001, a royalty fee of RMB 695,553 and RMB 1,104,665, respectively, was payable to Guangdong Blue Ribbon for the right to use the Pabst trademarks in the PRC. For the nine months ended September 30, 2002 and 2001, a royalty fee of RMB 2,523,108 and RMB 3,013,126, respectively, was payable to Guangdong Blue Ribbon for the right to use the Pabst trademarks in the PRC.

(d)  Amounts  due  from  related  companies

The amounts due from related companies primarily represent receivable balances from Guangdong Blue Ribbon and its group of companies arised from normal inter-company business transactions. The amounts are unsecured, interest-free and repayable on demand.

(e)  Amounts  due  to  related  companies

As of September 30, 2002 and December 31, 2001, the amounts due to related companies consisted of payable balances to Guangdong Blue Ribbon and its group of companies of RMB 534,000 and RMB 2,400,000, respectively. The balances in 2001 with group companies of Guangdong Blue Ribbon arose from the purchases of raw materials. The balances in 2002 with Guangdong Blue Ribbon consist primarily of dividends payable and royalty fees.

The balances are unsecured, interest-free and repayable on demand.

(f)  Loans  to  related  companies

During the three months ended March 31, 2002, the Company loaned RMB 5,500,000 to Zao Yang High Worth Brewery. The loan was unsecured, with interest at 3.6% per annum and was repayable on December 31, 2002. During the three months ended March 31, 2002, Zao Yang High Worth Brewery advanced RMB 5,500,000 to Guangdong Blue Ribbon. The advance to Guangdong Blue Ribbon was unsecured, with no agreed-upon interest and no fixed date of repayment. During the three months ended June 30, 2002, both of these loans were repaid in full.

For information with respect to matters relating to Noble China Inc., see "NOBLE CHINA INC." at Note 1.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


6.   INTEREST IN AN ASSOCIATED COMPANY

The unlisted investment represents the Company's 40% equity interest in Noble Brewery held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months and nine months ended September 30, 2002 and 2001 are presented below.

                         Three Months Ended          Nine Months Ended       Three Months Ended   Nine Months Ended
                          September 30,2002          September 30,2002        September 30,2001   September 30, 2001
                     ------------  -----------  -------------  ------------  -------------------  ------------------
                         RMB           USD           RMB           USD               RMB                 RMB
                     ------------  -----------  -------------  ------------  -------------------  ------------------
Net sales             69,731,612    8,401,399    221,247,110    26,656,278           83,521,230          248,663,629
                     ============  ===========  =============  ============  ===================  ==================
Net income (loss)    (46,764,046)  (5,634,222)  (124,404,942)  (14,988,547)           7,440,993            1,494,126
                     ============  ===========  =============  ============  ===================  ==================
The Company's
  share of net
  income (loss)
  after adjustment
  of unrealized
  intercompany
  profit and other
  intercompany
  adjustments        (16,375,619)  (1,972,966)   (43,931,977)   (5,293,009)          (1,253,603)           6,812,639
                     ============  ===========  =============  ============  ===================  ==================


The following is summarized balance sheet information of Noble Brewery:

                                    September 30,2002         December 31, 2001
                               -------------------------  ------------------------
                                   RMB           USD           RMB          USD
                               ------------  -----------  ------------  ----------
                               (Unaudited)   (Unaudited)

Current assets                  212,238,053   25,570,850   261,423,849  31,496,850
Property, plant and equipment   237,848,128   28,656,401   360,162,062  43,393,020
Restricted bank deposits         35,700,000    4,301,205    35,700,000   4,301,205
                               ------------  -----------  ------------  ----------
Total assets                    485,786,181   58,528,456   657,285,911  79,191,075
                               ============  ===========  ============  ==========

Current liabilities             136,035,465   16,389,816   107,619,213  12,966,172
Deferred income taxes            13,218,000    1,592,530    13,218,000   1,592,530
Equity                          336,532,716   40,546,110   536,448,698  64,632,373
                               ------------  -----------  ------------  ----------
Total liabilities and equity    485,786,181   58,528,456   657,285,911  79,191,075
                               ============  ===========  ============  ==========

During the three months ended June 30, 2002, as a result of reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related estimated future cash flows, which included the assumption that Noble Brewery would obtain the renewal of the Pabst Blue Ribbon sub-license from its major shareholder prior to the expiration of the existing sub-license on November 7, 2003. As a result of this evaluation, Noble Brewery recorded a provision for impairment of plant, machinery and equipment of RMB 65,000,000 for the three months ended June 30, 2002. Due to a further decrease in sales for the three months ended September 30, 2002, Noble Brewery re-evaluated the carrying value of its property plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, Noble Brewery recorded a further impairment charge of RMB 36,500,000 for the three months ended September 30, 2002, resulting in a total impairment charge of RMB 101,500,000 for the nine months ended September 30, 2002. However, Noble China Inc., the majority shareholder of Noble Brewery, is experiencing certain financial difficulties and management uncertainty (see Note 1).

The Company is currently unable to predict the effect of Noble China Inc.'s financial difficulties and management uncertainty on Noble Brewery, including Noble China Inc.'s ability to grant a sub-license to Noble Brewery to produce Pabst Blue Ribbon beer. If Noble China Inc. is unable to renew the Pabst sub-license with Noble Brewery, or if other related estimates and assumptions change adversely in the future, Noble Brewery may be required to record an additional impairment charge.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


6.   INTEREST IN AN ASSOCIATED COMPANY (continued)

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

As a consequence of the preservation order, the remaining cash not affected by such court order has been transferred either to High Worth JV or the Marketing Company in trust and is being held on behalf of Noble Brewery for the purpose of funding the operations of Noble Brewery. As of September 30, 2002, High Worth JV and the Marketing Company hold RMB nil and RMB 29,900,000, respectively, for the account of Noble Brewery. The amount is included in cash and amount due to an associated company in the accompanying unaudited consolidated balance sheet as of September 30, 2002.

Management of Noble Brewery believes that Noble Brewery's operations will not be impaired as a result of the court order freezing a portion of its bank accounts, and that Noble Brewery has adequate working capital resources to fund its operating requirements in the near term.

In May 2002, Noble Brewery declared a dividend distribution of RMB 75,511,040, of which RMB 30,204,416 has been paid to High Worth JV, while the dividend payable to Linchpin amounting to RMB 45,306,624 can only be remitted to Linchpin when the preservation order is released and approval from the Foreign Exchange Bureau is obtained.

On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay the amount of claims in the sum of US$3,999,988 and RMB 20,000,000 plus legal costs of RMB 541,210, and interest from June 21, 2001 within one month of the judgment. Noble China Inc. announced that it would appeal the Shandong Court's decision to the Supreme Court of the PRC (see Note
1).

On September 29, 2002, the Shandong Court issued a new preservation order to those banks where Noble Brewery kept its previously frozen funds, requesting them to extend the period of preservation for an additional six months until March 3, 2003.


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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


7. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND WRITE-OFF OF INVESTMENT IN SUBSIDIARY (continued)

During the three months ended June 30, 2002, as a result of the uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license and continuing negotiations between the Company's major shareholder and the major Debenture holders of Noble China Inc. regarding the future of Noble China Inc., combined with reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of RMB 40,000,000 with respect to the property, plant and equipment of Zhaoqing Brewery. During the three months ended September 30, 2002, due to a further decrease in sales, the Company re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, the Company recorded an impairment charge of RMB 29,000,000 with respect to Zao Yang High Worth Brewery. As a result of these evaluations, the Company recorded total impairment charges of RMB 29,000,000 and RMB 69,000,000 for the three months and nine months ended September 30, 2002, respectively. These impairment charges were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment, including the assumption that the Company may not be granted a renewal of the sub-license to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge. In addition, during the three months and nine months ended September 2002, Noble Brewery also recorded a provision for impairment of plant, machinery and equipment of RMB 36,500,000 and RMB 101,500,000, respectively, as a result of its reassessment of the fair value of its property, plant and equipment and the related expected cash flow (see Note 5).


8.   AMOUNT DUE TO AN ASSOCIATED COMPANY

The amount due to an associated company represents amounts payable to Noble Brewery. In 2001, these obligations resulted from the sale of beer products by Noble Brewery to the Marketing Company, as well as from the sale of raw materials and other beer products to Zhaoqing Brewery by Noble Brewery and other recurring intercompany transactions. Subsequent to the Preservation Order (see
Note 6), Noble Brewery transferred the remaining cash not affected by the court order either to High Worth JV or the Marketing Company in trust. This cash is being held on behalf of Noble Brewery for the purpose of funding the operations of Noble Brewery. As of September 30, 2002, High Worth JV and the Marketing Company hold RMB nil and RMB 29,900,000, respectively, for the account of Noble Brewery. As of September 30, 2002 and December 31, 2001, the total amount due to an associated company was RMB 260,933,300 and RMB 210,805,218, respectively, which was unsecured, interest-free and repayable on demand.


9.  ADVANCE  FROM  A  RELATED  COMPANY

During the three months and nine months ended September 30, 2002, Zao Yang High Worth Brewery received an advance of RMB nil and RMB 11,000,000, respectively, from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. The advance due to Zao Yang Brewery was unsecured, interest-free and had no fixed term of repayment. Pending the completion and official approval of an agreement to increase the registered share capital by approximately RMB 24,445,000, which will be allocated in proportion to the existing shareholder ratio of 55% to 45% between High Worth JV and Zao Yang Brewery, respectively, the advance from Zao Yang Brewery will be converted into share capital of Zao Yang High Worth Brewery. High Worth JV will contribute its share of additional capital through the offsetting of the amounts due from Zao Yang High Worth Brewery. This advance has been utilized to fund the working capital requirements of Zao Yang High Worth Brewery.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


10.  DIVIDEND TO MINORITY INTEREST AND MINORITY INTERESTS

During the nine months ended September 30, 2002, the Board of Directors of High Worth JV declared the 7th to 10th dividend distributions, entitling Holdings and Guangdong Blue Ribbon to a total of approximately RMB 27,830,199 and RMB 18,553,467, respectively. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies in the accompanying consolidated balance sheets. During the nine months ended September 30, 2002, dividends of RMB 27,830,199 and RMB 16,435,000 were distributed to Holdings and Guangdong Blue Ribbon, respectively.

As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2001 and the nine months ended September 30, 2002, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at September 30, 2002 reflected an aggregate debit balance of RMB 87,233,116. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 87,233,116 was charged to operations during the nine months ended September 30, 2002. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.

In addition, pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, when High Worth JV distributes its profits, it is required to make appropriation to reserve funds and enterprise development funds at a percentage as determined by the board of directors in accordance with the PRC accounting standards and regulations. During the three months and nine months ended September 30, 2002, the Company made an appropriation of RMB nil and RMB 2,626,871 to its general reserve and enterprise development funds.


11.  RESTRUCTURING  COSTS

During May 2001, the Company implemented a restructuring program that eliminated the position of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company for the nine months ended September 30, 2001. The Company recorded aggregate restructuring costs of RMB 22,309,236 for the nine months ended September 30, 2001, of which RMB 988,054 of such restructuring costs were recorded during the three months ended September 30, 2001.


12.  CONTINGENCIES

For information with respect to licensing and legal matters related to Noble China Inc., see "NOBLE CHINA INC." at Notes 1 and 6, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

     This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

     The Company's brewing facilities and primary operating entities are as follows:

     ZHAOQING BREWERY: The original facilities of Zhaoqing Brewery were constructed between 1978 and 1980 with annual production capacity based on old brewing technology of 50,000 metric tons or 425,000 barrels of beer. With the implementation of the new brewing technology and the purchase of additional equipment, Zhaoqing Brewery reached an annual production capacity of 100,000 metric tons or 850,000 barrels by the end of 1995. During March 1995, Zhaoqing Brewery discontinued production of all domestic brands and commenced exclusive production of Pabst Blue Ribbon beer on a full-scale basis. However, beer that does not meet Pabst Blue Ribbon quality standards is generally packaged and distributed as local brand beer. In anticipation of the possible non-renewal of Zhaoqing Brewery's sub-license to produce Pabst Blue Ribbon beer, Zhaoqing Brewery has commenced the production of various newly developed or modified local brand beers in order to meet the needs of the lower to medium market segment.

     NOBLE BREWERY: The original facilities of Noble Brewery were constructed between 1988 and 1990 with annual production capacity of approximately 80,000 metric tons or 680,000 barrels of beer. During July 1994, a second brewing facility was completed, which increased annual production capacity by an additional 120,000 metric tons or 1,020,000 barrels of beer. The second brewing facility commenced full-scale production during late 1994. Noble Brewery has produced Pabst Blue beer exclusively since it commenced operations. In 2002, Noble Brewery also commenced production of various newly developed local brand beers in order to meet the needs of the lower to medium market segment.

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

Overview:

     The year ended December 31, 2001 was another difficult and disappointing year for the Company, with decreased sales, increased costs, a net loss for the second successive year, reduced cash flows, diminished working capital, and intense competition. These pressures continued during the nine months ended September 30, 2002, and the Company expects these pressures to further continue over the near-term. As a result of the strong competition from foreign premium beer and the aggressive pricing strategies of some major local breweries, management anticipates that the market demand for high priced foreign premium labels will still be stagnant in the near-term as consumers continue to shift to lower priced beers but with improved quality. The competition among major Chinese breweries to maintain market share is also expected to place continuing pressure on the Company's operating results during the near-term.

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

     With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, as well as the continuing financial support from its principal shareholder and affiliates, the Company believes it has the requisite operating and financial resources to continue its operations in the near term. In addition, the Company has implemented a series of revised promotional program, including the reducing the selling price of some of its beer products, in order to stimulate the regional distributors to raise their sales. However, there can be no assurances that the Company will be able to re-establish sales volume growth and to return to profitability in the near term. Should the Company not return to profitability and the operating losses continue in the near future, the Company may consider more severe restructuring alternatives.

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2001 and September 30, 2002. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2001, have expressed substantial doubt about the Company's ability to continue as a going concern.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the near term. However, due to declining sales and diminishing working capital resources, the Company has revised its capital expenditures program. Approximately 25% of the 2002 annual repair and maintenance budget scheduled for Zhaoqing Brewery and Noble Brewery has been deferred until 2003. If the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operations at current levels and continue as a going concern.

     During the three months ended June 30, 2002, as a result of the uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license and continuing negotiations between the Company's major shareholder and the major Debenture holders of Noble China Inc. regarding the future of Noble China Inc., combined with reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of RMB 40,000,000 with respect to the property, plant and equipment of Zhaoqing Brewery. During the three months ended September 30, 2002, due to a further decrease in sales, the Company re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, the Company recorded an impairment charge of RMB 29,000,000 with respect to Zao Yang High Worth Brewery. As a result of these evaluations, the Company recorded total impairment charges of RMB 29,000,000 and RMB 69,000,000 for the three months and nine months ended September 30, 2002, respectively. These impairment charges were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment, including the assumption that the Company may not be granted a renewal of the sub-license to produce Pabst Blue Ribbon beer after the existing sub-license expire on November 7, 2003. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge. In addition, during the three months and nine months ended September 2002, Noble Brewery also recorded a provision for impairment of plant, machinery and equipment of RMB 36,500,000 and RMB 101,500,000, respectively, as a result of its reassessment of the fair value of its property, plant and equipment and the related expected cash flow.

Licensing Arrangements and Relationship with Noble China Inc.:

     Through a Sublicense Agreement dated May 6, 1994 between Pabst Zhaoqing, the then subsidiary of Guangdong Blue Ribbon, and High Worth JV, High Worth JV acquired a sub-license to utilize Pabst trademarks in conjunction with the production and marketing of beer in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. The sub-license is subject to a prior License Agreement between Pabst US and Pabst Zhaoqing, and a subsequent Assets Transferring Agreement among Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon. The License Agreement expires on November 7, 2003.

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

     Management has met with representatives of Noble China Inc. in an attempt to explore a renewal of the Pabst Blue Ribbon sub-license agreement. As of September 30, 2002, the Company has not yet obtained a renewal of the Pabst Blue Ribbon sub-license agreement. The inability of the Company to obtain a sub-license from Noble China Inc. or to renew the Company's sub-license or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

     During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" to achieve improved coordination of human, financial, production and marketing activities. Under this arrangement:

(a) Certain administrative expenses of the Marketing Company, Zhaoqing Brewery and Noble Brewery, as well as the total production volume of Zhaoqing Brewery and Noble Brewery and the related direct variable costs incurred for beer production of the two breweries, were pooled and re-allocated among Zhaoqing Brewery and Noble Brewery at a 1 to 2 ratio, respectively, in proportion to each brewery's respective production capacities. In order to maximize production efficiencies at the present reduced levels of sales volume, Noble Brewery is currently producing all of the beer sold by both Zhaoqing Brewery and Noble Brewery.

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

     On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay claims of US$3,999,988 and RMB 20,000,000 plus legal costs of RMB 541,210, and interest from June 21, 2001 within one month of the judgment. The litigation was related to a claim by China Coastal Development Ltd. Noble China Inc. further asserted that it would appeal the Shandong Court's decision to the Supreme Court of the PRC.

     On July 22, 2002, Noble China Inc. held its Annual and General Meeting of Shareholders. A Special Meeting of Shareholders and a Meeting of Debenture holders were also held on July 22, 2002 to seek approval for certain amendments to the 9% Convertible Subordinated Debentures and to the Trust Indenture governing the Debentures. Noble China Inc. has CN$30,000,000 of outstanding Debentures. As a result of ongoing discussions between the major Debenture holder and indirectly a major shareholder of Noble China Inc., the City of Zhaoqing, regarding a possible restructuring of Noble China Inc., the amendments to the Debentures and to the Trust Indenture were not presented for a vote at the Special Meeting of Shareholders and at the Meeting of Debenture holders; both such meetings were instead adjourned to times and places to be determined. The Board of Directors of Noble China Inc. was re-elected and confirmed its short-term assistance to facilitate the negotiations between the major shareholder of Noble China Inc. and the major Debenture holder. The Directors of Noble China Inc. indicated that if the major shareholder and major Debenture holder could not reach a resolution on an appropriate restructuring plan that the Board of Directors could support in the interest of all shareholders and Debenture holders within 60 days, the Board of Directors would resign.

     On September 3, 2002, Noble China Inc.'s report for the three months ended June 30, 2002 disclosed that although the major shareholder and the major Debenture holder were continuing their discussions, no meaningful process had been noted and the Directors planned to resign on September 20, 2002.

     On September 24, 2002, a press release by Noble China Inc. announced that one of its three directors had resigned on September 20, 2002, and that the remaining two directors intended to resign. On November 12, 2002, Noble China Inc. held a meeting of shareholders to elect a new Board of Directors to consist of three members; three candidates nominated by Lan Wei, the major shareholder of the Company, were elected to the Board of Directors.

     The Company is currently unable to predict the effect that this recent developments may have on future operations, including any effect on the Company's ability to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China effective from November 7, 2003, or the impact on Noble Brewery, the Company's affiliate.

     During the three months ended June 30, 2002, as a result of the uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license and the continuing negotiations between the Company's major shareholder and the major Debenture holders of Noble China Inc. regarding the future of Noble China Inc., combined with reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment. As a result of this evaluation, the Company recorded a provision for impairment of RMB 40,000,000 with respect to the property, plant and equipment of Zhaoqing Brewery. During the three months ended September 30, 2002, due to a further decrease in sales, the Company re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, the Company recorded an impairment charge of RMB 29,000,000 with respect to Zao Yang High Worth Brewery. As a result of these evaluations, the Company recorded total impairment charges of RMB 29,000,000 and RMB 69,000,000 for the three months and nine months ended September 30, 2002, respectively. These impairment charges were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment, including the assumption that the Company may not be granted a renewal of the sub-license to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.

     During 2002, the Company implemented a series of new sales programs to launch various newly developed or modified local brand beers into the market, including brands such as "Lanli", "Lancheng", "Lanshi", "Xile" and "Zhaopi". Together with the local brand beer "Di Huang Quan" produced by Zao Yang High Worth Brewery, the Company intends to increase its relative marketing efforts on these new local brands. If the Company is unable to obtain a new sub-license to produce Pabst Blue Ribbon beer after November 7, 2003, these new local brands would be expected to become the main product lines and the major source of revenues for High Worth JV and Zao Yang High Worth Brewery after the expiration of the Pabst sub-license on November 7, 2003. However, pursuant to the joint venture agreement of Noble Brewery, the Company will continue to manage the daily operation of Noble Brewery until the expiration of the joint venture on June 10, 2013. It is expected that Noble Brewery will continue to produce and sell Pabst Blue Ribbon beer after November 7, 2003.

Critical  Accounting  Policies:

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to interest in an associated company, income taxes, impairment of assets and allowance for doubtful accounts. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

     The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Interest  in  an  Associated  Company:

     The Company accounts for its 40% interest in Noble Brewery using the equity method of accounting. At September 30, 2002, the total value of the Company's interest in Noble Brewery was RMB 185,027,990, representing 30% of the Company's total assets. At December 31, 2001, the total value of the Company's interest in Noble Brewery was RMB 259,164,383, representing 37.4% of the Company's total assets. The net sales of Noble Brewery for the nine months ended September 30, 2002 decreased by RMB 27,416,519 or 11.0% to RMB 221,247,110, as compared to RMB 248,663,629 for the nine months ended September 30, 2001. During the three months and nine months ended September 30, 2002, because of reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related estimated future cash flows, as a result of which Noble Brewery recorded a provision for impairment of plant, machinery and equipment of RMB 36,500,000 and RMB 101,500,000, respectively. As a result of these factors, the Company's share of the net loss from Noble Brewery for the nine months ended September 30, 2002 was RMB 43,931,977, as compared to net income of RMB 6,812,639 for the nine months ended September 30, 2001. In assessing the impairment of its interest in an associated company, the Company uses assumptions regarding the estimated future cash flows and other factors to determine the fair value of its investment, including the assumption that Noble Brewery will continue to produce Pabst Blue Ribbon beer after November 7, 2003. If these estimates or the related assumptions change in the future, the Company may be required to record additional impairment charges for this investment. In addition, Noble China
Inc., the majority shareholder of Noble Brewery, is experiencing certain financial difficulties and management uncertainty. The Company is currently unable to predict the effect of Noble China Inc.'s financial difficulties and management uncertainties on Noble Brewery, including Noble China Inc.'s ability to grant a sub-license to Noble Brewery to produce Pabst Blue Ribbon beer.

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

Impairment  of  Assets:

     The Company's long-lived assets include property, plant and equipment. At September 30, 2002, the net value of property, plant and equipment was RMB 136,489,597, which accounted for 21.9% of the Company's total assets. At December 31, 2001, the net value of property, plant and equipment was RMB 217,668,104, which accounted for 31.4% of the Company's total assets. In assessing the impairment of property, plant and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. For the nine months ended
September 30, 2001, an impairment charge of RMB 2,750,000 was recorded with respect to property, plant and equipment.

     During the three months ended June 30, 2002, as a result of the uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license and continuing negotiations between the Company's major shareholder and the major Debenture holders of Noble China Inc. regarding the future of Noble China Inc., combined with reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of RMB 40,000,000 with respect to the property, plant and equipment of Zhaoqing Brewery. During the three months ended September 30, 2002, due to a further decrease in sales, the Company re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, the Company recorded an impairment charge of RMB 29,000,000 with respect to Zao Yang High Worth Brewery. As a result of these evaluations, the Company recorded total impairment charges of RMB 29,000,000 and RMB 69,000,000 for the three months and nine months ended September 30, 2002, respectively. These impairment charges were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment, including the assumption that the Company may not be granted a renewal of the sub-license to produce Pabst Blue Ribbon beer after the existing sub-license expire on November 7, 2003. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.

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

     The Company records full allowance for accounts receivable that have been outstanding in excess of 365 days. For accounts receivable that have been outstanding for 365 days or less, the Company determines an appropriate allowance based on individual circumstances.


Consolidated Results of Operations:

Three Months Ended September 30, 2002 and 2001 -

     Sales: During the three months ended September 30, 2002, net sales of beer products decreased by RMB 42,905,312 or 24.4% to RMB 132,634,261, as compared to RMB 175,539,573 for the three months ended September 30, 2001. The Company sold 42,133 metric tons of beer to distributors during the three months ended September 30, 2002, as compared to 39,276 metric tons of beer sold during the three months ended September 30, 2001, an increase of 2,857 metric tons or 7.3%. The increase in sales volume was attributable in part to the increase in sales of local brand beers, which are sold at a much lower price than Pabst Blue Ribbon beer products. Despite the increase in the volume of beer sold, net sales of beer products decreased significantly due to the lower sales prices of local brand beers, as well as the lowering of the selling price for some of the Pabst Blue Ribbon beer products in order to encourage distributors to enhance their respective promotional activities.

     During the three months ended September 30, 2002 and 2001, approximately 82.6% and 93.3% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     Gross Profit: For the three months ended September 30, 2002, gross profit was RMB 30,628,061 or 23.1% of total net sales, as compared to gross profit of RMB 65,260,665 or 37.2% of total net sales for the three months ended September 30, 2001. Gross margin from beer sales decreased to 23.1% in 2002 as compared to 37.2% in 2001 as a result of the lowering of the selling price for some of the Pabst Blue Ribbon beer products, as well as the increase in sales volume of lower profit margin local brand beers.

     The Company expects that it will continue to experience pressure on its gross profit in the near-term due to a continuing softness in consumer demand for Pabst Blue Ribbon beer in China, which the Company believes is attributable to a change in the consumption pattern in China caused by increasing competition from other foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the three months ended September 30, 2002, selling, general and administrative expenses were RMB
43,373,556 or 32.7% of net sales, consisting of selling expenses of RMB 26,748,668 and general and administrative expenses of RMB 16,624,888. Net of an allowance for doubtful accounts of RMB 7,719,117 for the three months ended
September  30,  2002,  general  and  administrative expenses were RMB 8,905,771.

     For the three months ended September 30, 2001, selling, general and administrative expenses were RMB 57,622,319 or 32.8% of net sales, consisting of selling expenses of RMB 42,693,866 and general and administrative expenses of RMB 14,928,453. Net of an allowance for doubtful accounts of RMB 3,300,000 for the three months ended September 30, 2001, general and administrative expenses were RMB 11,628,453.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses decreased by RMB 15,945,198 or 37.3% in 2002 as compared to 2001, and as a percent of net sales, to 20.2% in 2002 from 24.3% in 2001. Selling expenses decreased in 2002 as compared to 2001, both on an absolute basis and as a percentage of sales, as a result of a change in the Company's marketing strategy to lower the selling price for some of its Pabst Blue Ribbon beer products to encourage distributors to enhance their respective promotional activities in different geographical sales regions. By lowering the selling price, the Company was able to reduce amounts expended for selling expenses. A portion of the reduction in selling expenses was used to support new advertising and promotional campaigns for the Company's local brand name beers, which can be implemented with smaller budgets. In addition, effective July 1, 2001, selling expenses fluctuate as a result of a change in the method by which the Company calculates the reimbursement by Zhaoqing Brewery and Noble Brewery of selling expenses incurred by the Marketing Company through beer pricing and direct charges. However, since the operations of Noble Brewery are not consolidated with the Company's operations, the reallocation of such costs can have a distortive effect on the Company's consolidated operating expenses and operating ratios. To the extent the Company's working capital resources are sufficient, the Company intends to continue its advertising and promotional program in an attempt to support and maintain the sales of Pabst Blue Ribbon beer and other local brand name beers.

     Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales, respectively. Any amounts exceeding these limits are not tax deductible. As a result, beginning in May 2001, an adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated by the Marketing Company, in order that a portion of the advertising and promotional expenses are absorbed by the breweries, which are not subject to the new rule. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the three months ended September 30, 2002, advertising and promotional expenses totaling approximately RMB 11,336,423 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery, with one-third being allocated to Zhaoqing Brewery and two-thirds being allocated to Noble
Brewery, either through the adjustment of ex-factory prices or direct absorption.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2002, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. During the three months ended September 30, 2002, the Marketing Company had an operating loss of RMB 6,627,282, as compared to operating income of RMB 12,902,210 for the three months ended September 30, 2001.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 2,722,682 or 23.4% in 2002 as compared to 2001, but remained relatively constant as a percentage of net sales, at 6.7% in 2002 as compared to 6.6% in 2001, as a result of implementation of cost reduction measures made possible through the pooling of the management office function among Zhaoqing Brewery, Noble Brewery and the Marketing Company and the reduction of employees through the restructuring program.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 5.8% of net sales in 2002, as compared to 1.9% of net sales in 2001, as a result of the increase in the ageing of the outstanding accounts receivable during 2002. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

     Impairment of Property, Plant and Equipment: During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the three months ended March 31, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment of RMB 2,750,000. During the three months ended June 30, 2001, the Company wrote off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. As of December 31, 2001, the Company had written off a total of RMB 13,788,500 with respect to its investment in this subsidiary.

     During the three months ended June 30, 2002, as a result of the uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license and continuing negotiations between the Company's major shareholder and the major Debenture holders of Noble China Inc. regarding the future of Noble China Inc., combined with reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of RMB 40,000,000 with respect to the property, plant and equipment of Zhaoqing Brewery. During the three months ended September 30, 2002, due to a further decrease in sales, the Company re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, the Company recorded an impairment charge of RMB 29,000,000 with respect to Zao Yang High Worth Brewery for the three months ended September 30, 2002. This impairment charge was based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment, including the assumption that the Company may not be granted a renewal of the sub-license to produce Pabst Blue Ribbon beer after the existing sub-license expire on November 7, 2003. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.

     Restructuring Costs: During May and July 2001, the Company implemented a restructuring program that eliminated the position of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company. The Company recorded restructuring costs of RMB 988,054 for the three months ended September 30, 2001.

     Operating Income (Loss): For the three months ended September 30, 2002, the operating loss was RMB 41,650,545 or 31.4% of net sales. For the three months ended September 30, 2001, operating income was RMB 6,650,292 or 3.8% of net sales. The Company incurred an operating loss in 2002 as compared to operating income in 2001 primarily as a result of a reduction in net sales due to the lowering of the selling price of certain Pabst Blue Ribbon products, as well as the increase in the sales volume of lower priced local brand beers, which have lower margins.

     Interest Expense: For the three months ended September 30, 2002, interest expense decreased by RMB 321,337 or 16.7% to RMB 1,605,381, as compared to RMB 1,926,718 for the three months ended September 30, 2001. Interest expense decreased in 2002 as compared to 2001 as a result of a decrease in the average interest rate.

     Income Taxes: Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company's operations in the PRC. Accordingly, for the three months ended September 30, 2002, income tax expense was RMB nil, as compared to an income tax benefit of RMB 1,624,580 for the three months ended September 30, 2001. Income tax expense is determined based on the taxable income of the breweries as determined by their PRC statutory financial statements.

     Net Income (Loss): Net loss was RMB 59,460,697 for the three months ended September 30, 2002, as compared to net income of RMB 4,144,128 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 and 2001 -

     Sales: During the nine months ended September 30, 2002, net sales of beer products decreased by RMB 93,338,353 or 16.2% to RMB 481,725,395, as compared to RMB 575,063,748 for the nine months ended September 30, 2001. The Company sold 122,663 metric tons of beer to distributors during the nine months ended September 30, 2002, as compared to 125,105 metric tons of beer sold during the nine months ended September 30, 2001, a decrease of 2,442 metric tons or 2.0%. The decrease in net sales of beer products in 2002 as compared to 2001 was primarily attributable to the lower sales prices of local brand beers, as well as the lowering of the selling price for some of the Pabst Blue Ribbon beer products in order to encourage distributors to enhance their respective promotional activities.

     During the nine months ended September 30, 2002 and 2001, approximately 90.9% and 93.0% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     Gross Profit: For the nine months ended September 30, 2002, gross profit was RMB 142,347,733 or 29.5% of total net sales, as compared to gross profit of RMB 160,721,491 or 27.9% of total net sales for the nine months ended September 30, 2001. Gross margin from beer sales increased to 29.5% in 2002 as compared to 27.9% in 2001 as a result a reduction in the sales price charged by Noble Brewery. The sales price was reduced effective July 1, 2001 in order to compensate the Marketing Company for a portion of budgeted selling and advertising expenses not realized due to the decrease in sales in 2002. A reduction in raw material costs and production labor costs also contributed to the improvement in gross margin.

     The Company expects that it will continue to experience pressure on its gross profit in the near-term due to a continuing softness in consumer demand for Pabst Blue Ribbon beer in China, which the Company believes is attributable to a change in the consumption pattern in China caused by the increasing competition from other foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the nine months ended September 30, 2002, selling, general and administrative expenses were RMB 167,752,548 or 34.8% of net sales, consisting of selling expenses of RMB 123,178,218 and general and administrative expenses of RMB 44,574,330. Net of an allowance for doubtful accounts of RMB 21,000,000 for the nine months ended September 30, 2002, general and administrative expenses were RMB 23,574,330.

     For the nine months ended September 30, 2001, selling, general and administrative expenses were RMB 184,694,938 or 32.1% of net sales, consisting of selling expenses of RMB 131,724,892 and general and administrative expenses of RMB 52,970,046. Net of an allowance for doubtful accounts of RMB 18,900,000 for the nine months ended September 30, 2001, general and administrative expenses were RMB 34,070,046.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses decreased by RMB 8,546,674 or 6.5% in 2002 as compared to 2001, but increased as a percent of net sales, to 25.6% in 2002 from 22.9% in 2001. Selling expenses increased as a percentage of net sales in 2002 as compared to 2001 as a result of the decrease in net sales in 2002 as compared to 2001. Selling expenses decreased on an absolute basis in 2002 as compared to 2001 as a result of change in the Company's marketing strategy to lower the selling price for some of its Pabst Blue Ribbon beer products to encourage distributors to enhance their respective promotional activities in different geographical sales regions. By lowering the selling price, the Company was able to reduce amounts expended for selling expenses. A portion of the reduction in selling expenses was used to support new advertising and promotional campaigns for the Company's local brand name beers, which can be implemented with smaller budgets. In addition, effective July 1, 2001, selling expenses fluctuate as a result of a change in the method by which the Company calculates the reimbursement by Zhaoqing Brewery and Noble Brewery of selling expenses incurred by the Marketing Company through beer pricing and direct charges. However, since the operations of Noble Brewery are not consolidated with the Company's operations, the reallocation of such costs can have a distortive effect on the Company's consolidated operating expenses and operating ratios. To the extent that the Company's working capital resources are sufficient, the Company intends to continue its advertising and promotional program in an attempt to support and maintain the sales of Pabst Blue Ribbon beer and other local brand name beers.

     Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales, respectively. Any amounts exceeding these limits are not tax deductible. As result, beginning in May 2001, an adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated by the Marketing Company, in order that a portion of the advertising and promotional expenses are absorbed by the breweries, which are not subject to the new rule. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the nine months ended September 30, 2002, advertising and promotional expenses totaling approximately RMB 48,386,684 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery, with one-third being allocated to Zhaoqing Brewery and two-thirds being allocated to Noble
Brewery, either through the adjustment of ex-factory prices or direct absorption.

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2002, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the nine months ended September 30, 2002 and 2001, the Marketing Company incurred operating losses of RMB 19,814,948 and RMB 30,295,467, respectively, which reduced consolidated operating results accordingly.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 10,495,716 or 30.8% in 2002 as compared to 2001, and as a percentage of net sales, decreased to 4.9% in 2002 from 5.9% in 2001, respectively, primarily as a result of implementation of cost reduction measures made possible through the pooling of the management office function among Zhaoqing Brewery, Noble Brewery and the Marketing Company and the reduction of employees through the restructuring program.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 4.4% of net sales in 2002, as compared to 3.3% of net sales in 2001, as a result of the increase in the ageing of the outstanding accounts receivable during 2002. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

     Impairment of Property, Plant and Equipment: During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of plant, machinery and equipment of RMB 6,000,000 at December 31, 2000. During the nine months ended September 30, 2001, the Company recorded a further provision for impairment of plant, machinery and equipment of RMB 2,750,000 and wrote off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. As of December 31, 2001, the Company had written off a total of RMB 13,788,500 with respect to its investment in this subsidiary.

     During the three months ended June 30, 2002, as a result of the uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license and continuing negotiations between the Company's major shareholder and the major Debenture holders of Noble China Inc. regarding the future of Noble China Inc., combined with reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of RMB 40,000,000 with respect to the property, plant and equipment of Zhaoqing Brewery. During the three months ended September 30, 2002, due to a further decrease in sales, the Company re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, the Company recorded an impairment charge of RMB 29,000,000 with respect to Zao Yang High Worth Brewery. As a result of these evaluations, the Company recorded total impairment charges of RMB 69,000,000 for the nine months ended September 30, 2002. These impairment charges were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its property, plant and equipment, including the assumption that the Company may not be granted a renewal of the sub-license to produce Pabst Blue Ribbon beer after the existing sub-license expire on November 7, 2003. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.

     Restructuring Costs: During May and July 2001, the Company implemented a restructuring program that eliminated the position of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring and termination payments to these employees totaled RMB 20,396,494 by Zhaoqing Brewery, RMB 8,729,830 by Noble Brewery and RMB 1,912,742 by the Marketing Company. The Company recorded restructuring costs of RMB 22,309,236 for the nine months ended September 30, 2001.

     Operating Loss: For the nine months ended September 30, 2002, operating loss was RMB 94,309,865 or 19.6% of net sales. For the nine months ended September 30, 2001, operating loss was RMB 50,256,792 or 8.7% of net sales. The increase in operating loss in 2002 as compared to 2001 was primarily attributable to a reduction in net sales due to the lowering of the selling price of certain Pabst Blue Ribbon products, the substantial provision for impairment of property, plant and equipment in 2002, as well as the increase in the sales volume of lower priced local brand beers, which have lower margins, offset in part by a reduction in selling, general and administrative expenses.

     Interest Expense: For the nine months ended September 30, 2002, interest expense decreased by RMB 118,964 or 2.0% to RMB 5,928,483, as compared to RMB 6,047,447 for the nine months ended September 30, 2001. Interest expense decreased in 2002 as compared to 2001 as a result of a decrease in the average interest rate.

     Income Taxes: Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company's operations in the PRC. Accordingly, for the nine months ended September 30, 2002, income tax expense was RMB 325,894, as compared to RMB 40,000 for the nine months ended September 30, 2001. Income tax expense is determined based on the taxable income of the breweries as determined by their PRC statutory financial statements.

     Net Loss: Net loss was RMB 162,623,566 for the nine months ended September 30, 2002, as compared to a net loss of RMB 31,345,065 for the nine months ended September 30, 2001.


Noble  Brewery:

Three Months Ended September 30, 2002 and 2001 -

     Sales: For the three months ended September 30, 2002 and 2001, net sales were RMB 69,731,612 and RMB 83,521,230, respectively, a decrease of RMB 13,789,618 or 16.5%.

     During the three months ended September 30, 2002, Noble Brewery sold 21,819 metric tons of beer to the Marketing Company, as compared to 22,919 metric tons of beer sold to the Marketing Company during the three months ended September 30, 2001. Total beer sold by Noble Brewery to the Marketing Company decreased by 1,100 metric tons or 4.8% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.

     Gross Profit: For the three months ended September 30, 2002, gross profit was RMB 9,669,694 or 13.9% of net sales, as compared to gross profit of RMB 27,653,831 or 33.1% of net sales for the three months ended September 30, 2001. Gross profit decreased significantly as a result of the reallocation of unbudgeted selling and advertising expenses incurred by the Marketing Company through the adjustment of ex-factory prices as well as the increase in volume sold of low-margin local brand beers.

     Selling, General and Administrative Expenses: For the three months ended September 30, 2002, selling, general and administrative expenses totaled RMB 20,704,939 or 29.7% of net sales, consisting of selling expenses of RMB 11,512,269 and general and administrative expenses of RMB 9,192,670. Net of an allowance for doubtful accounts of RMB 5,200,000 for the three months ended September 30, 2002, general and administrative expenses were RMB 3,992,670. For the three months ended September 30, 2001, selling, general and administrative expenses totaled RMB 26,616,043 or 31.9% of net sales, consisting of selling expenses of RMB 21,436,092 and general and administrative expenses of RMB 5,179,951.

     Impairment of Property, Plant and Equipment: During the three months ended June 30, 2002, as a result of reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related estimated future cash flows, which included the assumption that Noble Brewery would obtain the renewal of the Pabst Blue Ribbon sub-license from its major shareholder prior to expiration of the existing sub-license on November 7, 2003. As a result of this evaluation, Noble Brewery recorded a provision for impairment of property, plant and equipment of RMB 65,000,000 for the three months ended June 30, 2002. Due to a further decrease in sales for the three months ended September 30, 2002, Noble Brewery re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, Noble Brewery recorded a further impairment charge of RMB 36,500,000 for the three months ended September 30, 2002.

     Restructuring Costs: During the three months ended September 30, 2001, Noble Brewery continued a restructuring program and eliminated the positions of 7 employees, resulting in restructuring and termination expenses of RMB 410,242.

     Operating Income (Loss): For the three months ended September 30, 2002, operating loss was RMB 47,535,245 or 68.2% of net sales. For the three months ended September 30, 2001, operating income was RMB 823,501 or 1.0% of net sales.

     Income Taxes: Commencing in 1999, Noble Brewery was required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended September 30, 2002, income tax expense was RMB 771,199, as compared to an income tax benefit of RMB 6,617,492 for the three months ended September 30, 2001.

     Net Income (Loss): Net loss was RMB 46,764,046 or 67.1% of net sales for the three months ended September 30, 2002, as compared to net income of RMB 7,440,993 or 8.9% of net sales for the three months ended September 30, 2001.


Nine Months Ended September 30, 2002 and 2001 -

     Sales: For the nine months ended September 30, 2002 and 2001, net sales were RMB 221,247,110 and RMB 248,663,629, respectively, a decrease of RMB 27,416,519 or 11.0%.

     During the nine months ended September 30, 2002, Noble Brewery sold 66,461 metric tons of beer to the Marketing Company, as compared to 66,350 metric tons of beer sold to the Marketing Company during the nine months ended September 30, 2001. Total beer sold by Noble Brewery to the Marketing Company increased by 111 metric tons or 0.2% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

     Gross Profit: For the nine months ended September 30, 2002, gross profit was RMB 45,209,516 or 20.4% of net sales, as compared to gross profit of RMB 69,453,523 or 27.9% of net sales for the nine months ended September 30, 2001. Although the volume of beer sold increased slightly during the nine months ended September 30, 2002, gross profit decreased as a result of the reallocation of unbudgeted selling and advertising expenses incurred by the Marketing Company through the adjustment of ex-factory prices as well as the increase in volume sold of low-margin local brand beers.

     Selling, General and Administrative Expenses: For the nine months ended September 30, 2002, selling, general and administrative expenses totaled RMB
67,090,362 or 30.3% of net sales, consisting of selling expenses of RMB 38,302,286 and general and administrative expenses of RMB 28,788,076. Net of an allowance for doubtful accounts of RMB 12,700,000 for the nine months ended
September 30, 2002, general and administrative expenses were RMB 16,088,076. For the nine months ended September 30, 2001, selling, general and administrative expenses totaled RMB 58,365,236 or 23.5% of net sales, consisting of selling expenses of RMB 31,265,532 and general and administrative expenses of RMB 27,099,704. Net of an allowance for doubtful accounts of RMB 7,862,472 for the nine months ended September 30, 2001, general and administrative expenses were RMB 19,237,232.

     Impairment of Property, Plant and Equipment: During the three months ended June 30, 2002, as a result of reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related estimated future cash flows, which included the assumption that Noble Brewery would obtain the renewal of the Pabst Blue Ribbon sub-license from its major shareholder prior to expiration of the existing sub-license on November 7, 2003. As a result of this evaluation, Noble Brewery recorded a provision for impairment of property, plant and equipment of RMB 65,000,000 for the three months ended June 30, 2002. Due to a further decrease in sales for the three months ended September 30, 2002, Noble Brewery re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, Noble Brewery recorded a further impairment change of RMB 36,500,000 for the three months ended September 30, 2002, resulting in a total impairment charge of RMB 101,500,000 for the nine months ended September 30, 2002.

     Restructuring Costs: During the nine months ended September 30, 2001, Noble Brewery implemented a restructuring program and eliminated the positions of 177 employees, resulting in restructuring and termination expenses of RMB 8,729,830.

     Operating Income (Loss): For the nine months ended September 30, 2002, operating loss was RMB 123,380,846 or 55.8% of net sales. For the nine months ended September 30, 2001, operating income was RMB 3,075,294 or 1.2% of net sales.

     RMB 65,000,000 for the three months ended June 30, 2002. Due to a further decrease in sales for the three months ended September 30, 2002, Noble Brewery re-evaluated the carrying value of its property plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, Noble Brewery recorded a further impairment charge of RMB 36,500,000 for the three months ended September 30, 2002, resulting in a total impairment charge of RMB 101,500,000 for the nine months ended September 30, 2002.

     Income Taxes: Commencing in 1999, Noble Brewery was required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the nine months ended September 30, 2002, income tax expense was RMB 1,024,096, as compared to RMB 1,581,168 for the nine months ended September 30, 2001.

     Net Income (Loss): Net loss was RMB 124,404,942 or 56.2% of net sales for the nine months ended September 30, 2002, as compared to net income of RMB 1,494,126 or 0.6% of net sales for the nine months ended September 30, 2001.


Consolidated Financial Condition - September 30, 2002:

     Liquidity  and  Capital  Resources  -

     Operating. For the nine months ended September 30, 2002, the Company's operations provided cash resources of RMB 21,403,142, as compared to RMB 10,986,703 for the nine months ended September 30, 2001. Despite an increase in net loss in 2002 as compared to 2001, the Company's operations provided increased cash resources in 2002 as compared to 2001. The Company's cash balance increased by RMB 40,458,720 to RMB 111,825,200 at September 30, 2002, as compared to RMB 71,366,480 at December 31, 2001. Including RMB 29,900,000 of cash held by the Marketing Company for the account of Noble Brewery, the net working capital deficit decreased by RMB 2,824,995 to RMB 293,059,837 at September 30, 2002, as compared to RMB 295,884,832 at December 31, 2001, resulting in a current ratio at September 30, 2002 of 0.48:1, as compared to 0.42:1 at December 31, 2001.

     Bill receivables increased by RMB 13,034,300 or 291.9% to RMB 17,499,300 at September 30, 2002, as compared to RMB 4,465,000 at December 31, 2001. The increase in bill receivables was primarily due to a reduction in the use of endorsed bills receivable for the settlement of payment obligations.

     Net of an allowance for doubtful accounts of RMB 21,000,000 for the nine months ended September 30, 2002, accounts receivable increased by RMB 22,490,341 or 37.5% to RMB 61,468,391 at September 30, 2002, as compared to RMB 59,978,050 at December 31, 2001, reflecting the longer settlement period for accounts receivable.

     Inventories increased by RMB 6,545,724 or 12.3% to RMB 59,859,706 at September 30, 2002, as compared to RMB 53,313,982 at December 31, 2001. The increase in inventories was primarily due to an unbudgeted increase in raw materials as a result of the slowdown in sales.

     Other receivables increased by RMB 22,218,720 or 193.9% to RMB 33,679,231 at September 30, 2002, as compared to RMB 11,460,511 at December 31, 2001. The increase in other receivables was primarily due to an increase in prepayments related to advertising and promotional programs scheduled by the Marketing
Company  for  subsequent  periods.

     Accrued liabilities increased by RMB 42,646,499 or 29.5% to RMB 187,075,785 at September 30, 2002, as compared to RMB 144,429,286 at December 31, 2001. The increase in accrued liabilities was mainly due to an increase in accrued expenses related to advertising and promotional programs.

     The amount due to an associated company increased by RMB 50,128,082 or 23.8% to RMB 260,933,300 at September 30, 2002, as compared to RMB 210,805,218 at December 31, 2001, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the new pooled management structure) to Zhaoqing Brewery, as well as other balances arising from recurring intercompany transactions. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases. The amount due to an associated company also includes cash of RMB 29,900,000 held by the Marketing Company for the account of Noble Brewery, which is payable at any time upon the request of Noble Brewery.

     Investing. For the nine months ended September 30, 2002, additions to property, plant and equipment aggregated RMB 7,154,141, which includes approximately RMB 4,200,000 and RMB 2,950,000 for major replacements of production equipment in Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively. Net of the effect of the write off of property, plant and equipment for the nine months ended September 30, 2001, additions to property, plant and equipment aggregated RMB 6,799,481, which includes approximately RMB 3,900,000 and RMB 2,900,000 for major replacements of production equipment in Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively.

     The Company anticipates that additional capital expenditures in connection with the continuing refurbishment of major production facilities at Zhaoqing Brewery during the remainder of 2002 will be approximately RMB 2,000,000. The Company believes that it will be able to fund the expected capital expenditures through internal cash flow and external resources. However, due to declining sales and diminishing working capital resources during 2002, the Company has revised its capital expenditures program. Approximately 25% of the 2002 annual repair and maintenance budget scheduled for Zhaoqing Brewery and Noble Brewery has been deferred until 2003.

     Financing. During the nine months ended September 30, 2002, the Company's secured bank loans increased by RMB 5,330,283, reflecting new borrowings of RMB 85,000,000 and repayments of RMB 79,669,717. During the nine months ended September 30, 2001, the Company repaid RMB 23,000,000 of secured bank loans and incurred new bank borrowings of RMB 20,534,607. The bank loans bear interest at fixed rates ranging from 5.75% to 7.7%, and are repayable within the next three years. A substantial portion of the bank loans has been utilized to fund the working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

     During the nine months ended September 30, 2002, Zao Yang High Worth Brewery received an advance of RMB 11,000,000 from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. The advance was unsecured, interest-free and had no fixed term of repayment. This advance has been utilized to fund the working capital requirements of Zao Yang High Worth Brewery.

     During the three months ended March 31, 2002, the Company loaned RMB 5,500,000 to Zao Yang High Worth Brewery. The loan was unsecured, with interest at 3.6% per annum and was repayable on December 31, 2002. During the three months ended March 31, 2002, Zao Yang High Worth Brewery advanced RMB 5,500,000 to Guangdong Blue Ribbon. The advance to Guangdong Blue Ribbon was unsecured, with no agreed-upon interest and no fixed date of repayment. During the three months ended June 30, 2002, both of these loans were repaid in full.

     During the three months ended June 30, 2002, the Board of Directors of High Worth JV declared the 7th to 10th dividend distributions, entitling Holdings and Guangdong Blue Ribbon to a total of approximately RMB 27,830,199 and RMB 18,553,467, respectively. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies in the accompanying consolidated balance sheets. During the nine months ended September 30, 2002, dividends of RMB 27,830,199 and RMB 16,435,000 were distributed to Holdings and Guangdong Blue Ribbon, respectively.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements in the near-term. If the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operations at current levels and continue as a going concern.

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

     As the Company's debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in interest rates would cause a commensurate increase in the interest expense related to such borrowings.


ITEM  4.  CONTROLS  AND  PROCEDURES

     (a)  Evaluation  of  Disclosure  Controls  and  Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

     (b)  Changes  in  Internal  Controls

     There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                          PART  II.  OTHER  INFORMATION




ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


     (a)  Exhibits

          A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

     (b)  Reports  on  Form  8-K

          Three  Months  Ended  September  30,  2002:  None

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



                                      CBR BREWING COMPANY, INC.
                                      -------------------------
                                            (Registrant)



Date:  November 12, 2002         By:  /s/  DA-QING  ZHENG
                                      -----------------------------
                                      Da-qing  Zheng
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Duly authorized officer)



Date:  November 12, 2002         By:  /s/  GARY  C.K.  LUI
                                      -----------------------------
                                      Gary C.K. Lui
                                      Vice President and Chief
                                      Financial Officer
                                      (Principal financial officer)

                                 CERTIFICATIONS


     I,  Da-qing  Zheng,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of CBR Brewing Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November  12,  2002                         By:  /s/  DA-QING  ZHENG
                                                 ----------------------------
                                                 Da-qing  Zheng
                                                 Chairman  of  the  Board  and
                                                 Chief  Executive  Officer

                                 CERTIFICATIONS


     I,  Gary  C.K.  Lui,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of CBR Brewing Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November  12,  2002                         By:  /s/  GARY  C.K.  LUI
                                                 ----------------------------
                                                 Gary  C.K.  Lui
                                                 Vice  President  and  Chief
                                                 Financial  Officer

                                INDEX TO EXHIBITS



Exhibit
Number           Description of Document
------           -----------------------

99.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002