Form 10-K
period 2002-12-31
CBR BREWING CO INC
filed 2003-05-13
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                      Commission File Number:  33-26617A

                            CBR BREWING COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     British Virgin Islands                                        --
--------------------------------                          ----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

     As of March 31, 2003, the Company had 5,010,013 shares of Class A common stock and 3,000,000 shares of Class B common stock issued and outstanding.

     As of March 31, 2003, the aggregate market value of the issuer's outstanding Class A common stock held by non-affiliates, computed by reference to the average of the closing bid and ask prices, was US$176,752.

     Documents incorporated by reference:  None.

     Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

                                     PART I.


ITEM 1.   BUSINESS

OVERVIEW

          Effective February 28, 2003, CBR Brewing Company, Inc. reincorporated from the State of Florida in the United States to the British Virgin Islands ("BVI") by merging into its wholly-owned BVI subsidiary, High Worth Holdings Ltd. ("Holdings"). This off-shore reincorporation was accomplished for tax planning purposes, since all of the Company's assets and operations are currently located in China and are expected to continue to be located outside the United States in the future. The reincorporation had no effect on the Company's current business operations in China. On March 3, 2003, Holdings changed its name to CBR Brewing Company Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates) and members of the Board of Directors were replaced by the Board members of the Florida corporation.

          The Agreement and Plan of Merger dated January 24, 2003 was approved by majority of shareholders of each class of common stock outstanding as of December 31, 2002. Holdings was the surviving corporation subsequent to the merger and possesses all of the rights, privileges, powers and franchises and is subject to all the restrictions, disabilities and duties of the dissolved Florida corporation. Each Class A share of the Florida corporation was converted into one fully paid and non-assessable (with no par value) Class A share of capital stock of the BVI corporation and each Class B share of the Florida corporation was converted into one fully paid and non-assessable (with no par value) Class B share of capital stock of the BVI corporation. The surviving BVI corporation assumed and continued the public reporting obligations of the dissolved Florida corporation under new OTC Bulletin Board trading symbol ("CBRAF"), and the consolidated operating results of the Company continued without interruption.

          Since November 1994, the Company has owned a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd., a Sino-foreign joint venture ("High Worth JV"), which, through its subsidiaries and affiliates, is engaged in the production and sale of Pabst Blue Ribbon beer in the People's Republic of China ("China" or the "PRC"). The other 40% interest in High Worth JV is owned by Guangdong Blue Ribbon Group Co. Ltd. ("Guangdong Blue Ribbon"), a related company (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Substantially all of the beer currently sold by the Company is marketed under the Pabst Blue Ribbon label, and is brewed under a sub-license agreement with Guangdong Blue Ribbon, which, through an assignment and transfer, obtained its license from Pabst Brewing Company ("Pabst US"). The sub-license agreement expires on November 7, 2003.

          All of the Company's business operations are located in the PRC and are conducted in Renminbi ("RMB"), which is the currency of China. During the year ended December 31, 2002, the exchange rate has remained stable at approximately US$1.00 to RMB 8.30.

          The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").


DESCRIPTION OF BUSINESS

          The Company is engaged in the business of brewing, distributing and marketing Pabst Blue Ribbon beer and other local beer in China. As of December 31, 2002, the Company owned effective interests of 60%, 24% and 33% in three brewing facilities mainly producing Pabst Blue Ribbon beer in China, all of which are managed by the Company. The Company is also presently responsible for the marketing and sale in China of Pabst Blue Ribbon beer produced by the three brewing facilities. In 2000, the Company owned an effective interest of 9% in a fourth brewing facility. However during April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partner, resulting in an agreement to withdraw from the fourth brewing facility. In 2000, the Company, through Holdings, also owned a 51% effective interest in a fifth brewing facility producing local brand beer, but the production and operation of this brewery was formally terminated in December 2000. The Company wrote off its investment in this brewery during 2001.

          China is currently ranked as the second largest beer producer and consumer in the world behind the United States. The Company produces Pabst Blue Ribbon beer in China under a sub-license expiring on November 7, 2003. The majority of the beer production is concentrated in two breweries located in the City of Zhaoqing, which is approximately 100 miles from Hong Kong in the Guangdong Province of China. Pabst US provides quality control assistance to the Company on a regular basis. The Company markets Pabst Blue Ribbon beer in all major provinces in China. The Company currently maintains offices in Beverly Hills, California, Hong Kong and the City of Zhaoqing.

          High Worth JV holds certain licensing rights for Pabst Blue Ribbon beer (see "PABST LICENSING ARRANGEMENTS AND TRADEMARKS") and also directly owns 100% of a Pabst Blue Ribbon brewing complex ("Zhaoqing Brewery"), and, through a subsidiary, a 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd., a Sino-foreign joint venture ("Noble Brewery"). Noble Brewery owns a second Pabst Blue Ribbon brewing complex that is also managed by Zhaoqing Brewery. A subsidiary of Noble China, Inc., a Canadian public company, owns the other 60% interest in Noble Brewery (see "THE JOINT VENTURE COMPANIES").

          Noble China Inc. has publicly reported that in May 1999 it entered into a license agreement with Pabst US granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it had paid Pabst US US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales. Noble China Inc. has also recently publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and was insolvent, and was considering various courses of action.

          As of December 31, 2002, the Company has not yet obtained a renewal of the Pabst Blue Ribbon sub-license agreement. The inability of the Company to obtain a sub-license from Noble China Inc. or to renew the Company's sub-license or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows (see "NOBLE CHINA INC.").

          High Worth JV also indirectly owns a 70% interest in Zhaoqing Blue Ribbon Beer Marketing Company Limited, a PRC company (the "Marketing Company"), which conducts the sales, advertising and promotional efforts for the Company's production of Pabst Blue Ribbon beer in China, resulting in the Company owning a 42% net interest in the Marketing Company. The remaining 30% interest in the Marketing Company is directly owned by Guangdong Blue Ribbon. Through its ownership in High Worth JV, Guangdong Blue Ribbon also has a 28% indirect interest in the Marketing Company (see "MARKETING AND OPERATIONS - SUMMARY OF OPERATIONS").

          In January 1998, the Company, through High Worth JV, established a joint venture company, Zao Yang Blue Ribbon High Worth Brewery Limited ("Zao Yang High Worth Brewery"), which is located in Hubei Province, is the third Pabst Blue Ribbon brewing complex in China and is managed by Zhaoqing Brewery. High Worth JV owns a 55% interest, equivalent to an effective interest of 33%. Zao Yang Brewery, an unaffiliated company in Hubei Province, owns the other 45% interest in Zao Yang High Worth Brewery(see "MARKETING AND OPERATIONS - INVESTMENT IN NEW BREWERY" and "THE JOINT VENTURE COMPANIES").

          In November 2002, High Worth JV and Zao Yang Brewery agreed to contribute additional capital of RMB 24,444,500 to Zao Yang High Worth Brewery in proportion to their respective equity interests of 55% and 45%. High Worth JV contributed RMB13,444,500 through a deduction from its intercompany balance due from Zao Yang High Worth Brewery and Zao Yang Brewery made a cash contribution of RMB 11,000,000 effective December 31, 2002.

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

          On June 5, 1999, a formal Joint Venture Agreement was signed among Le Shan City E Mei Brewery, High Worth JV and Wai Shun Investment Limited, an unaffiliated Hong Kong company, to form Sichuan Blue Ribbon Brewery High Worth Ltd. ("Sichuan High Worth Brewery") and the business of Sichuan Brewery was transferred to Sichuan High Worth Brewery. The total registered and paid-up capital of Sichuan High Worth Brewery was RMB 51,221,258. High Worth JV's 15% equity interest is consideration-free but is entitled to share in the profits of Sichuan High Worth Brewery.

          During April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. This transaction did not have any impact on the Company's results of operations or financial position, since the sales of Sichuan High Worth Brewery in the Sichuan region have been reallocated between Zhaoqing Brewery and Noble Brewery and the interest in Sichuan High Worth Brewery was originally acquired for no consideration.

          On October 18, 1999, Holdings, through its wholly-owned subsidiary, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Jiutai City Brewery and Jilin Province Chuang Xiang Zhi Yie Ltd., both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). Jilin Province Jiutai City Brewery and Jilin Province Chuang Xiang Zhi Yie Ltd. received equity interests in Jilin Lianli Brewery of 40% and 9%, respectively. Subsequent to the improvement of the brewing equipment and the installation of a new packing line, Jilin Lianli Brewery commenced operations in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. As of December 31, 2001, the Company has written off a total of RMB 13,788,500 with respect to this investment. On July 9, 2002, March International was formally dissolved.

     NOBLE CHINA INC.

     Noble China Inc. is a Canadian public company formerly listed on the Toronto Stock Exchange which is the 60% shareholder of Noble Brewery. During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. Under this arrangement:

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

          Effective January 10, 2002, Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited ("Lan Wei") acquired from Huaqiang all of its equity interest in the Company. Combined with Lan Wei's prior common stock holdings in the Company, Lan Wei has an approximately 64.3% equity interest in the Company. The transaction has approved by the relevant PRC governmental authorities in April 2002. Lan Wei is a company controlled by the City of Zhaoqing.

          In February 2002, Lan Wei acquired common shares representing an additional approximately 7.2% equity interest in the Company from a third party in a private transaction. As a result of this transaction, management and the board of directors of the Company were changed on January 22, 2002. As part of the previously described transaction, Lan Wei also acquired Huaqiang's 19.6% equity interest in Noble China Inc.

          On April 3, 2002, Noble Brewery was served with a preservation order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB35,700,000, in connection with litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast

Property Development Ltd., with respect to Noble China Inc.'s 1994 investment in Shandong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is asserting a total claim against Noble China Inc. of approximately RMB53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin, owns a 60% interest in Noble Brewery.

          The court order specified that a total of RMB53,100,000 was to be retained by Noble Brewery pending resolution of the litigation. Accordingly, in addition to the RMB35,700,000 of funds frozen, Noble Brewery will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin of RMB17,400,000. Noble Brewery has engaged legal.counsel in the PRC to file a challenge to the court order, but there can be no assurances that this effort will be successful.

          Management of Noble Brewery believes that Noble Brewery's operations will not be impaired as a result of the court order freezing a portion of its bank accounts, and that Noble Brewery has adequate working capital resources to fund its current operating requirements.

          In May 2002, Noble Brewery declared a dividend distribution of RMB75,511,040, of which RMB30,204,416 has been paid to High Worth Brewery, while the dividend payable to Linchpin amounting to RMB45,306,624 can only be remitted to Linchpin when the preservation order is released and approval from the Foreign Exchange Bureau is obtained.

          On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay the amount of claims in the sum of US$3,999,988 and RMB20,000,000 plus legal costs of RMB541,210, and interest from June 21, 2001 within one month of the judgment. Noble China Inc. announced that it would appeal the Shandong Court's decision to the Supreme Court of the PRC.

          On September 23, 2002, the Shandong Court issued a new preservation order to those banks where Noble Brewery kept its previously frozen funds, requiring them to extend the period of preservation for an additional six months until March 23, 2003.

          On March 21, 2003, the Shandong Court further extended its Preservation Order for another six months to September 23, 2003.

          On July 22, 2002, Noble China Inc. held its Annual and General Meeting of Shareholders. A Special Meeting of Shareholders and a Meeting of Debenture holders were also held on July 22, 2002 to seek approval for certain amendments to the 9% Convertible Subordinated Debentures and to the Trust Indenture governing the Debentures. Noble China Inc. has CN$30,000,000 of outstanding Debentures. As a result of ongoing discussions between the major Debenture holders and the City of Zhaoqing, which is indirectly a major shareholder of Noble China Inc., regarding a possible restructuring of Noble China Inc., the amendments to the Debentures and to the Trust Indenture were not presented for a vote at the Special Meeting of Shareholders and at the Meeting of Debenture holders; both such meetings were instead adjourned to times and places to be determined. The Board of Directors of Noble China Inc. was re-elected and confirmed its short-term assistance to facilitate the negotiations between the major shareholder of Noble China Inc. and the major Debenture holders. The Directors of Noble China Inc. indicated that if the major shareholder and major Debenture holders could not reach a resolution on an appropriate restructuring plan that the Board of Directors could support in the interest of all shareholders and Debenture holders within 60 days, the Board of Directors would resign.

          On September 3, 2002, Noble China Inc.'s report for the three months ended June 30, 2002 disclosed that although the major shareholder and the major Debenture holders were continuing their discussions, no meaningful process had been noted and the Directors planned to resign on September 20, 2002.

          On September 24, 2002, a press release by Noble China Inc. announced that one of its three directors had resigned on September 20, 2002, and that the remaining two directors intended to resign. On November 12, 2002, Noble China Inc. held a meeting of shareholders to elect a new Board of Directors to consist of three members; three candidates nominated by Lan Wei, a company controlled by the City of Zhaoqing, were elected to the Board of Directors.

          On February 13, 2003, Noble China Inc. announced that it had requested and had been granted permission to voluntarily delist its common shares from the Toronto Stock Exchange effective February 14, 2003.

          Discussions between holders of a majority of the Debentures and representatives of the City of Zhaoqing regarding a reorganization of Noble China, Inc. resulted in a preliminary agreement in principle with respect to settlement in full of the outstanding Debentures. Discussions between representatives of the City of Zhaoqing and Pabst Brewing Company regarding a reorganization of Noble China, Inc. and a restructuring of the master license agreement that becomes effective on November 7, 2003 resulted in the execution of a non-binding term sheet in March 2003. These agreements are both conditional on Noble China, Inc. being able to implement a formal reorganization of its debt and equity securities. The successful reorganization of Noble China, Inc. is subject to the preparation and execution of definitive agreements and a plan of reorganization, compliance with all applicable laws and regulations, and the funding, approval and consummation of a court-approved reorganization plan of Noble China, Inc. Accordingly, as a result of the uncertainty with respect to these matters, there can be no assurances that Noble China, Inc. will be successfully reorganized or that the Company and Noble Brewery will be able to retain the right to produce and distribute Pabst Blue Ribbon beer in China subsequent to November 7, 2003.

          As of December 31, 2002, the Company and Noble Brewery have not obtained a renewal of their respective Pabst Blue Ribbon sub-license agreements, which expire on November 7, 2003. The inability of the Company or Noble Brewery to obtain or renew a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company and Noble Brewery to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.


PROPERTY AND PRODUCTION FACILITIES

ZHAOQING BREWERY

          Zhaoqing Brewery is situated on a site containing approximately 1,421,000 square feet and is three miles from the City of Zhaoqing, Guangdong Province, PRC. Zhaoqing Brewery occupies the site pursuant to certificates of land use rights issued by the local government. The land use rights certificates do not specify a period for the use of the land, but normally it does not exceed 70 years.

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

          Zhaoqing Brewery annually shuts down portions of the facility for a short period of time during the low season to provide regular scheduled maintenance. Zhaoqing Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing. Beginning in 2000, in order to maximize production efficiencies at the reduced levels of sales volume, Noble Brewery produced all of the beer sold by both Zhaoqing Brewery and Noble Brewery.

          In 2002, in anticipation of the possible non-renewal of Zhaoqing Brewery's sub-license to produce Pabst Blue Ribbon beer, Zhaoqing Brewery has commenced the production of various newly developed or modified local brand beers in order to secure a source of revenues after the expiration of the Pabst sub-license on November 7, 2003.

NOBLE BREWERY

          Noble Brewery is situated on a site adjacent to Zhaoqing Brewery containing approximately 1,453,000 square feet. Noble Brewery has land use rights of 50 years ending in 2043.

          Noble Brewery consists of the original facilities constructed between 1988 and 1990 by Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Zhaoqing"), the operator of the facilities prior to the establishment of Noble Brewery. These facilities had an annual production capacity of approximately 80,000 metric tons or 680,000 barrels of beer. The second phase of brewing facilities, which was completed in July 1994, has an annual production capacity of approximately 120,000 metric tons or 1,020,000 barrels of beer. Pabst US supplied the majority of the equipment for the development of both the first and second phase of the brewing facilities, in addition to offering technical assistance in its installation and maintenance. Noble Brewery has produced Pabst Blue Ribbon beer since it commenced operations.

          On an annual basis, Noble Brewery shuts down portions of the facility for a short period of time during the low season to provide regular scheduled maintenance. Noble Brewery has access to replacement parts that can be manufactured by several local toolmakers in Zhaoqing.

          Beginning in 2000, in order to maximize production efficiencies at the reduced levels of sales volume, Noble Brewery produced all of the beer sold by both Zhaoqing Brewery and Noble Brewery. Noble Brewery also commenced production of various newly developed local brand beers in order to meet the needs of the lower to medium market segment.

ZAO YANG HIGH WORTH BREWERY

          The original facilities of Zao Yang High Worth Brewery were constructed between 1980 and 1985 with annual production capacity based on old brewing technology of approximately 40,000 metric tons or 340,000 barrels of beer.

          Zao Yang High Worth Brewery is situated on a site containing approximately 753,000 square feet and is located within the vicinity of the City of Zao Yang, Hubei Province. Zao Yang High Worth Brewery occupies the site pursuant to a certificate of land use rights issued by the local government.
The land use rights are part of the assets acquired by Zao Yang High Worth Brewery from Zao Yang Brewery.

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

          In November 2002, High Worth JV and Zao Yang Brewery agreed to contribute additional capital of RMB 24,444,500 to Zao Yang High Worth Brewery in proportion to their respective equity interests of 55% and 45%. High Worth JV contributed RMB 13,444,500 through a deduction from its intercompany balance due from Zao Yang High Worth Brewery and Zao Yang Brewery made a cash contribution of RMB 11,000,000 effective December 31, 2002.


SICHUAN HIGH WORTH BREWERY

          Sichuan High Worth Brewery is situated on a site containing approximately 1,089,000 square feet and is located within the vicinity of the City of Le Shan, Sichuan Province, which is approximately 160 kilometers from Chengdu, the provincial capital of Sichuan Province. In April 1997, Sichuan High Worth Brewery commenced production of beer under the Pabst Blue Ribbon label, which is sold to the Marketing Company for resale. During April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery (see "PABST LICENSING ARRANGEMENT AND TRADEMARKS - SICHUAN HIGH WORTH BREWERY").


JILIN LIANLI BREWERY

          Jilin Lianli Brewery is situated on a site containing approximately 330,000 square feet and is located within the vicinity of the City of Jiutai, Jilin Province. The technical renovation process to convert the old brewing facilities of Jilin Lianli brewery into a modern brewing complex was completed in April 2000, and operations commenced in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000.


MARKETING AND OPERATIONS

SUMMARY OF OPERATIONS

          Pursuant to the respective long-term purchase contracts signed with all of the Pabst Blue Ribbon brewing complexes in China, the Marketing Company began purchasing the output of beer from Noble Brewery in July 1995, Zhaoqing Brewery in April 1995, Sichuan High Worth Brewery in April 1997, and Zao Yang High Worth Brewery in June 1998 (see "PABST LICENSING ARRANGEMENTS AND TRADEMARKS"). The Marketing Company is responsible for the distribution, promotion and advertising of the Company's production of Pabst Blue Ribbon beer in China. The Marketing Company is allowed to mark-up the prices of the Pabst Blue Ribbon beer purchased or adjust the ex-factory prices as necessary in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred in selling these beer products to distributors throughout China.

PABST BLUE RIBBON BEER

          The majority of the beer currently produced by Noble Brewery and Zhaoqing Brewery is Pabst Blue Ribbon beer. Zao Yang High Worth Brewery produces some Pabst Blue Ribbon beer as well as other local beer such as "Di Huang Quan" beer.

          In 2002, there are two products in the portfolio of the Pabst Blue Ribbon breweries: 11-degree light processed beer and draught beer. The 11-degree light processed beer is the primary products of the breweries, and is mainly packaged in 946 ml., 640 ml., 500 ml. and 355 ml. bottles and 355 ml. cans. The draught beer is sold only in kegs.

          Sales of the 11-degree light processed beer in 946 ml., 640 ml., 500 ml. and 355 ml. bottles and 355 ml. cans accounted for approximately 1.5%, 38.8%, 1.6%, 4.9% and 29.9%, respectively, of the sales volume of the Company in 2002.

          Sales of the 11-degree light processed beer in 946 ml., 640 ml. and 355 ml. bottles and 500 ml. and 355 ml. cans accounted for approximately 3.0%, 52.8%, 6.5%, nil and 35.0%, respectively, of the sales volume of the Company in 2001.

          During April 2001, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. In 2001, the Marketing Company distributed 3,224 metric tons of Pabst Blue Ribbon beer produced by Sichuan High Worth Brewery, which represented 2.1% of the Company's total sales volume in 2001.

          In 2002, the Marketing Company distributed 17,071 metric tons of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery, which represented 13.9% of the Company's total sales volume in 2002. In 2001, the Marketing Company distributed 10,871 metric tons of Pabst Blue Ribbon beer produced by Zao Yang High Worth Brewery, which represented 7.1% of the Company's total sales volume in 2001.

          Pabst Blue Ribbon beer is marketed and sold as a premium beer in establishments such as restaurants, bars, alcohol and tobacco companies and retail stores. The Marketing Company will continue its efforts to consolidate and expand the distribution of these products in existing and new markets in China, subject to the limitations of the Company's ability to expand its market share in these markets, the competitive marketing strategies of other brewers, and the growth of the Chinese economy.

          The specifications and characteristics of the beers currently produced by the breweries are set forth below:

TYPE OF BEER                        PACKAGE           GENERAL DESCRIPTION
-------------------------  -------------------------  -------------------
11-degree light processed  Can (500 ml. and 355 ml.)  11-degree malt
beer                       Bottle (946 ml., 640 ml.   content,
                           500 ml. and 355 ml.)       alcohol content 3.4%
                                                      (w/w)

Draught beer               Keg (30 liters)            11-degree malt
                                                      content,
                                                      alcohol content 3.4%
                                                      (w/w)

Note: w/w refers to weight by weight (i.e., measurement of alcoholic content of beer by weight of beer).

          The Company's highest volume sales for Pabst Blue Ribbon beer have been in the province of Guangdong. The Company utilizes a network of regional distributors whose field sales force maintains customer contact and promotes customer satisfaction. Sales of Pabst Blue Ribbon beer were 131,035 metric tons or approximately 1,114,000 barrels in 2002, a 0.1% decrease as compared to 2001. The Company believes that the decrease was attributable, in substantial part, to a softening in demand for higher-priced foreign-branded premium beer in China, and the aggressive pricing and promotional strategies adopted by some major state-owned breweries. Sales of Pabst Blue Ribbon beer were 131,924 metric tons or approximately 1,120,000 barrels in 2001, a 23.4% decrease as compared to 2000.


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

          In late 2000, Noble Brewery launched a local brand beer under the name "Double V", which is priced to suit lower to middle consumer segments.

          Pabst Blue Ribbon beer is targeted at the premium beer market in China, while the domestic brand beer produced by Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery is targeted at the low to middle (i.e., non-premium) market.

          During 2002, the Company implemented a series of new sales programs to launch various newly developed or modified local brand beers into the market, including brands such as "Lanli", "Lancheng", "Lanshi", "Xile" and "Zhaopi". Together with the local brand beer "Di Huang Quan" produced by Zao Yang High Worth Brewery, the Company intends to increase its marketing efforts with respect to these new local brands. If the Company is unable to obtain a new sub-license to produce Pabst Blue Ribbon beer in China after November 7, 2003, these new local brands would be expected to become the main product lines and the major source of revenues for High Worth JV and Zao Yang High Worth Brewery after the expiration of the Pabst sub-license on November 7, 2003. However, pursuant to the joint venture agreement of Noble Brewery, the Company will continue to manage the daily operations of Noble Brewery until the expiration of the joint venture on June 10, 2013. In May 1999, Noble China Inc. entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in the PRC for 30 years commencing in November 2003. Accordingly, management currently believes that Noble Brewery will be able to obtain a sub-license from Noble China Inc., the 60% shareholder of Noble Brewery, to continue to produce and sell Pabst Blue Ribbon beer in China after November 7, 2003, although there can be no assurances in this regard.

          The following tables present information with respect to the non-consolidated sales and volume of beer sold by Noble Brewery, Zhaoqing Brewery, Zao Yang High Worth Brewery and Jilin Lianli Brewery in 2000, 2001 and 2002. All breweries producing Pabst Blue Ribbon beer sold their Blue Ribbon beer products to the Marketing Company for resale in 2000, 2001 and 2002.

                                 As
                             Previously       As                       Adjusted
                              Reported    Adjusted(1)                 Net Sales
                              Net Sales    Net Sales    Volume Sold    per Ton
                             -----------  -----------  -------------  ----------
2000:                         (RMB'000)    (RMB'000)   (metric tons)  (RMB'000)
Noble Brewery
   Local Brands                     654          654             213        3.1
   Pabst Blue Ribbon            442,438      442,438         103,755        4.3

Zhaoqing Brewery
   Local Brands                   2,160        2,160             639        3.4
   Pabst Blue Ribbon            224,760      224,760          53,169        4.2

Zao Yang High Worth Brewery
   Local Brands                  23,487       18,958          17,487        1.1
   Pabst Blue Ribbon              3,617        3,353           1,023        3.3

Jilin Lianli Brewery
   Local Brands                   6,710        6,710           5,380        1.2

Marketing Company
   Local Brands                     824          824             219        3.8
   Pabst Blue Ribbon            924,507      910,179         171,785        5.3

2001:

Noble Brewery
   Local Brands                   5,540        5,540           3,541        1.6
   Pabst Blue Ribbon            314,712      292,273          81,291        3.6

Zhaoqing Brewery
   Local Brands                   2,784        2,784           1,770        1.6
   Pabst Blue Ribbon            154,889      143,670          40,275        3.6

Zao Yang High Worth Brewery
   Local Brands                  28,402       27,207          15,935        1.7
   Pabst Blue Ribbon             42,307       41,491          10,871        3.8

Marketing Company
   Local Brands                  14,753       14,753           5,108        2.9
   Pabst Blue Ribbon            683,431      649,915         131,924        4.9

2002:

Noble Brewery
   Local Brands                  35,919       35,919          17,454        2.1
   Pabst Blue Ribbon            294,952      292,506          81,973        3.6

Zhaoqing Brewery
   Local Brands                  18,004       18,004           8,725        2.1
   Pabst Blue Ribbon            147,468      146,245          40,983        3.6

Zao Yang High Worth Brewery
   Local Brands                  14,881       13,589          13,979        1.0
   Pabst Blue Ribbon             53,369       54,467          17,071        3.2

Marketing Company
   Local Brands                  71,582       71,582          25,164        2.8
   Pabst Blue Ribbon            584,275      559,022         125,646        4.4

(1) The provisions of Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to a reduction from sales. Prior year amounts have been reclassified to conform to the current year's presentation; this reclassification had no effect on the Company's operating results. The amount of sales incentives recorded as a deduction from sales in accordance with EITF No. 01-9 was RMB 31,669,780, RMB 46,745,947 and RMB 19,121,816 for the years ended December 31, 2002, 2001 and 2000, respectively.


SEASONALITY

          The beer industry in China is seasonal. The Company's sales are usually lowest in the months of February through May and highest in the months of June through September.


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


RAW MATERIALS

          The primary raw materials utilized in the brewing of beer are malt, husked rice, hops and water. The aggregate cost of the primary raw materials represents approximately 23% of the direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 21% of domestic brand beers. Cost of packaging represents approximately 61% of the total direct cost of production, excluding depreciation, of Pabst Blue Ribbon beer and 44% of domestic brand beers.

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

TRANSPORTATION/DISTRIBUTION

          In view of the broad geographic market in China, the Company is constantly reviewing the methods for distributing its malt beverages.

          TRANSPORTATION: During 2002, 6% of the Company's products sold were shipped by rail tank cars from Zhaoqing to distributors throughout Guangdong Province, and 80% were shipped from Zhaoqing by truck (65%) and by boat (15%) directly to distributors throughout China. The remaining 14% of beer products sold were produced by Zao Yang High Worth Brewery and were primarily distributed within the Hubei regional markets by truck.

          Domestic brand beers made by Zhaoqing Brewery and Zao Yang High Worth Brewery were primarily transported by trucks and shipped within the regional markets.

          DISTRIBUTION: Delivery of Pabst Blue Ribbon beer to retail markets in Guangdong Province and to the rest of China is accomplished through a network of regional distributors which sell to tobacco and alcohol companies, bars, restaurants and retail stores. The Marketing Company has over 400 distributors and sub-distributors throughout China. New customers or customers without collateral but with material transaction volume are required to issue bills of exchange from their respective banks to secure payment on the due date. The Marketing Company typically appoints only one distributor in each region (except for a large region in which more than one distributor may be appointed) to ensure that such distributor devotes adequate efforts and resources to the development of a broad-based retail distribution network for Pabst Blue Ribbon beer in that distributor's region. These distribution arrangements include flexibility for the Marketing Company to replace distributors or modify its arrangements with existing distributors. No single distributor accounted for more than approximately 5% of barrel sales in 2002.

          During the year ended December 31, 2002, approximately RMB 79,665,545 was allocated to promotional advertising for Pabst Blue Ribbon beer and approximately RMB 55,791,465 was allocated to other specific promotional activities and incentives to distributors. In addition, approximately RMB 1,170,000 was allocated to advertising and promotional activities for other local brand name beer in 2002. Advertising media includes television, radio, billboards, magazines and newspapers. The Marketing Company also provides its distributors with promotional gift items, sales incentive bonuses and volume discounts, and special lucky draw and specific promotional campaigns are held during the year. In 2002, 2001 and 2000, certain promotional sales incentives and sales bonuses given to distributors for their specific promotional activities amounting to RMB 31,669,780, RMB 46,745,947 and RMB 19,121,816, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" (see "VOLUME OF BEER SOLD").

MARKETS AND COMPETITION

          With the influx of foreign-branded beer into the China market, as well as the aggressive pricing and promotional strategies implemented by some major state-owned breweries, the Company anticipates that competition in the Chinese beer market will continue to be intense in 2003, and additional marketing and advertising efforts will have to be implemented in order to maintain the market leadership position of Pabst Blue Ribbon beer.

          MARKETS: Difficulties in the Chinese beer market continued unabated in recent years. Prices in general continued to decline due to aggressive competition and over-capacity. It is estimated that nearly half of the total beer production capacity in China was idle. There are about 600 breweries left in the market in China. Larger national beer group are still vigorously conducting their expansion plans in China through merger and acquisition in an attempt to consolidate and broaden their market share in China.

          Many breweries compete by selling their products at very low margins and have switched their focus to cheaper local brands in their product portfolio in order to maintain their production and sales volume.

          Management anticipates that the market demand for higher-priced foreign premium labels will continue to be stagnant as consumers shift to lower-priced but improved quality local beer products. The competition among major Chinese breweries to maintain market share under the current market conditions is also expected to exert continuing pressure on the Company's operating results during 2003. Management has responded to changing market conditions by consolidating and rationalizing the production and operations of the two major breweries in Zhaoqing through the pooling of management resources, by broadening its product line and expanding its distribution efforts. The Company is taking steps to maintain its premium beer market share and to develop a new range of medium-to-low priced products under separate labels to suit the market's changing needs.

          COMPETITION: Of the brands comprising the foreign premium sector, Budweiser, Suntory, Pabst Blue Ribbon and San Miguel are the major market leaders. Tsingtao, Yanjing and Zhujiang are major mainstream local premium brands. Other companies seeking to develop market share in the Chinese market include Heineken, Carlsberg, Beck's, Asahi, Miller, Foster's, Kirin, and Stella Artois.


CAPITAL INVESTMENT

          In 2000, Noble Brewery spent approximately RMB 12,000,000 to improve and renovate production facilities of the existing brewing complex. Zhaoqing Brewery, Zao Yang High Worth Brewery and the Marketing Company expended approximately RMB 9,000,000, RMB 6,700,000 and RMB 2,170,000, respectively, for acquiring new equipment, renovating the existing machinery, and the acquisition of vehicles and office equipment.

          In 2001, Zao Yang High Worth Brewery and Zhaoqing Brewery expended approximately RMB 8,400,000 and RMB 2,900,000, respectively, for renovating and improving the existing machinery.

          In 2002, Zao Yang High Worth Brewery, Zhaoqing Brewery and the Marketing Company expended approximately RMB 5,300,000, RMB 2,400,000 and RMB 4,200,000, respectively, for renovating and improving the existing machinery, and the acquisition of vehicles, branch office premises and office equipment.

          Due to declining sales and diminishing working capital resources in 2002, the Company has revised its capital expenditures program. Approximately 25% of the 2002 annual repair and maintenance budget scheduled for Zhaoqing Brewery and Noble Brewery has been deferred until 2003 or thereafter, or as when required.

PRODUCT DEVELOPMENT

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


EMPLOYEES

          As of December 31, 2002, there were approximately 1,522 employees employed by Zhaoqing Brewery, Noble Brewery, the Marketing Company and Zao Yang High Worth Brewery, categorized as follows:


                                                        ZAO YANG
                                     ZHAOQING   NOBLE   MARKETING  HIGH WORTH
     FUNCTION                 TOTAL  BREWERY   BREWERY   COMPANY    BREWERY
     -----------------------  -----  --------  -------  ---------  ----------
(1)  Production                 859       166      485          -         208
(2)  Engineering, Technology
     and Quality Control        100        17       49          -          34
(3)  Management and
     Administration             133        25       29         18          61
(4)  Marketing                  239         7       37        150          45
(5)  Warehouse                  105        18       51          -          36
(6)  Others                      86        16       18         20          32
                              -----  --------  -------  ---------  ----------
     Total                    1,522       249      669        188         416
                              =====  ========  =======  =========  ==========

          In 2002, labor costs (including the cost of benefits) accounted for approximately 6.7%, 4.9% and 7.0% of the total costs of production for Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery, respectively. The Company expects average wage rates of its employees will continue at approximately the same level in 2003 as compared to 2002.

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

PABST LICENSING ARRANGEMENTS AND TRADEMARKS

PABST TRADEMARKS IN CHINA

          The arrangements regarding the use of Pabst trademarks in China were formalized in an agreement dated August 30, 1993 (the "License Agreement") between Pabst US and Pabst Zhaoqing. Pabst Zhaoqing was wholly-owned at that time by Zhaoqing Brewery, which was owned by Guangdong Blue Ribbon. The License Agreement was for a period of fifteen years, from November 7, 1988 through November 6, 2003. Under the terms of the License Agreement, Pabst Zhaoqing obtained the exclusive right to produce and market products under Pabst trademarks in China, the non-exclusive right to market such Pabst products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sub-license the use of the Pabst trademarks to any other enterprise in China, subject to approval of Pabst US. Royalties are payable quarterly to Pabst US based on the volume (units) of beer produced.

          By an Assets Transferring Agreement dated May 20, 1994 among Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon, all rights and duties under the License Agreement were assigned and transferred from Pabst Zhaoqing to Guangdong Blue Ribbon. Guangdong Blue Ribbon agreed to fulfill the obligation as sub-licensor under the License Agreement between Pabst Zhaoqing as sub-licensor, and Noble Brewery and High Worth JV as sub-licensee, respectively, as described below.

NOBLE BREWERY

          By a Sub-license Agreement dated October 12, 1993 (the "Noble Sub-license Agreement") between Pabst Zhaoqing and Noble Brewery and approved by Pabst US, Pabst Zhaoqing granted to Noble Brewery a sub-license to use beer-related Pabst trademarks, the non-exclusive right to produce beer in accordance with its production capacity under the sub-licensed Pabst trademarks, and the non-exclusive right to market such Pabst products in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. Royalties calculated on the same basis as those payable to Pabst US are payable by Noble Brewery to Pabst Zhaoqing. Under the terms of the Noble Sub-license Agreement, Pabst Zhaoqing agreed that, except with respect to the enterprises of Guangdong Blue Ribbon, it would not grant further sub-licenses to any other enterprises in Guangdong Province to use the Pabst trademarks thereby granted. At the time of the Noble Sub-license Agreement, Zhaoqing Brewery was a member enterprise of Guangdong Blue Ribbon.

HIGH WORTH JV/ZHAOQING BREWERY

          By a Sub-license Agreement dated May 6, 1994 (the "High Worth Sublicense Agreement") between Pabst Zhaoqing and High Worth JV and approved by Pabst US on September 18, 1994, Pabst Zhaoqing granted to High Worth JV a sub-license to allow Zhaoqing Brewery to use Pabst trademarks to produce beer in accordance with its production capacity under the sub-licensed Pabst trademarks and to market such Pabst products in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. With respect to the production of Pabst Blue Ribbon beer in Guangdong Province, since Zhaoqing Brewery was a member enterprise of Guangdong Blue Ribbon at the time of the Noble Sub-license Agreement, Zhaoqing Brewery was entitled to produce Pabst Blue Ribbon beer in Guangdong Province.

          Under the terms of the High Worth Sub-license Agreement, High Worth JV and/or its affiliates have the sole right to be granted further sub-licenses by Pabst Zhaoqing for the use of the Pabst trademarks to produce beer in China provided that they are located outside Guangdong Province. Further, Pabst Zhaoqing covenanted that it would not grant further sub-licenses with respect to the Pabst trademarks to produce beer to any other enterprises except High Worth JV or its affiliates. Accordingly, it is the position of the Company that, through November 6, 2003, High Worth JV controls all future sub-licensing for the production of Pabst Blue Ribbon beer in China, which can be sold throughout China and other Asian countries, excluding Hong Kong, Macau, Japan and South Korea.

          Other terms of the High Worth Sub-license Agreement are the same as in the License Agreement. Royalties are payable quarterly by High Worth JV to Pabst Zhaoqing based on the volume (units) of beer produced.

ZAO YANG HIGH WORTH BREWERY

          Pursuant to the terms of the Settlement Agreement and the High Worth Sub-license Agreement, Guangdong Blue Ribbon granted a sub-license agreement to Zao Yang High Worth Brewery on May 26, 1998 for the right to produce and sell beer products under the Pabst Blue Ribbon label. Zao Yang High Worth Brewery is required to pay royalty fees at the same rate as Pabst US charges Guangdong Blue Ribbon plus a surcharge of RMB 25 per metric ton. Zao Yang High Worth Brewery is obligated to meet the required quality standards for the production of Pabst Blue Ribbon beer.


THE JOINT VENTURE COMPANIES

FORMATION OF THE JOINT VENTURE COMPANIES

          In 1992, Zhaoqing Brewery became a member enterprise (affiliate) of Guangdong Blue Ribbon. In June 1993, Zhaoqing Brewery entered into a Joint Venture Agreement with Goldjinsheng Holdings Ltd. ("Goldjinsheng") to form Noble Brewery (the "Noble Joint Venture Agreement"), pursuant to which Goldjinsheng acquired a 60% interest and Zhaoqing Brewery acquired a 40% interest. At that time, Goldjinsheng was a wholly-owned subsidiary of Noble China Inc. and in 1998, the 60% equity interest in Noble Brewery was transferred to its fellow subsidiary, Linchpin Holdings Limited. The term of the joint venture is for 20 years, which may be extended upon the agreement of the two joint venture partners and approval from the applicable Chinese governmental agencies.

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

          On October 18, 1999, Holdings, through its wholly-owned subsidiary incorporated in the British Virgin Islands, March International, signed a formal Joint Venture Agreement with Jilin Province Jiutai City Brewery and Jilin Province Chuang Xiang Zhi Yie Ltd., both of which are unaffiliated PRC companies, to form Jilin Lianli Brewery. March International received a 51% effective interest in Jilin Lianli Brewery. The Joint Venture Agreement was approved by the local government and formal operations commenced in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. In 2001, the Company wrote-off a total of RMB 13,788,500 with respect to this investment.

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

          Under the Noble Joint Venture Agreement, Noble Brewery is governed by a board of directors, consisting of five individuals, three of whom, including the chairman, are nominated by Goldjinsheng, with the remaining two, including the vice chairman, by Zhaoqing Brewery. The operation and management of Noble Brewery is the responsibility of Zhaoqing Brewery. Accordingly, Zhaoqing Brewery has the decision-making authority on substantially all aspects of the daily operations of Noble Brewery, such as purchasing, production, sales and marketing, finance and human resources. Goldjinsheng has the right to appoint staff to participate in the accounting functions of Noble Brewery. All matters to be approved by the board of directors require either a unanimous vote or the vote of four out of the five directors. Accordingly, no decision of the board can be made without the approval of Zhaoqing Brewery's designee.

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

GOLDJINSHENG AGREEMENT

          A provisional agreement, subject to the approval of the applicable Chinese governmental agencies and the execution of separate definitive agreements with respect to the various matters referred to below, was made among Goldjinsheng, the owner of the 60% interest in Noble Brewery, Zhaoqing Brewery, Noble Brewery, High Worth JV and Guangdong Blue Ribbon on May 10, 1995 (the "Goldjinsheng Agreement") confirming that:

(a) High Worth JV was entitled to brew and sell beer under the Pabst Blue Ribbon label produced in its brewing facilities up to a maximum annual production capacity of 100,000 tons.

(b) High Worth JV and/or companies in which High Worth JV has an interest are entitled to be granted a sub-license from Guangdong Blue Ribbon with the right to produce and sell beer under the Pabst Blue Ribbon label in the Guangdong Province of China (an "Additional Facility") up to a maximum annual production capacity of 300,000 tons.

     In the event that High Worth JV desires to obtain a sub-license for an Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest will be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

(c) A marketing company, owned 8% by Guangdong Blue Ribbon, 52% by High Worth JV and 40% by Goldjinsheng, will organize and coordinate the sale of Pabst Blue Ribbon beer produced by High Worth JV and Noble Brewery. High Worth JV and Noble Brewery will each create their own distribution company or division. The distribution company of High Worth JV will have the sole right to acquire 100% of the production of High Worth JV and 40% of the production of Noble Brewery, while the distribution company of Noble Brewery will have the sole right to acquire 60% of the production of Noble Brewery. The respective distribution companies will appoint the Marketing Company as their sole and exclusive agent to market Pabst Blue Ribbon beer in China. If the provisions as to ownership are implemented, the respective interests of Guangdong Blue Ribbon and the Company in the Marketing Company will be adjusted (see "MARKETING AND OPERATIONS - SUMMARY OF OPERATIONS").

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


OPERATING IN CHINA

          Because the operations of the Company are based exclusively in China, the Company is subject to rules and restrictions governing China's legal and economic system, as well as general economic and political conditions in that country.

          INFLATION/ECONOMIC POLICIES. General economic conditions in China could have a significant impact on the Company. The economy of China differs in certain material respects from that of the United States, including its structure, levels of development and capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position. Although the majority of China's productive assets are still owned by the state, the adoption of an economic reform policy since 1978 has resulted in the gradual reduction in the role of state economic plans and the allocation of resources, pricing and management of such assets, with increased emphasis on the utilization of market forces, and rapid growth in the Chinese economy. The success of the Company depends in substantial part on the continued economic growth and development of the Chinese economy.

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

          The Company has historically relied on dividend distributions, converted from RMB into USD, to fund its activities outside of China. The Company does not expect that the current foreign exchange controls will affect the ability of High Worth JV to continue to distribute such dividends. However, in the event of a substantial currency fluctuation, High Worth JV could elect to distribute dividends in RMB, which would then be converted into other currencies at a time when the prevailing market rates have stabilized.

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

          In addition to the FIE Law, which is computed on profits, Noble Brewery, Zhaoqing Brewery and Zao Yang High Worth Brewery are also subject to two kinds of turnover taxes for their respective sales, the VAT and Consumption Tax. The applicable VAT rate is 17% for brewery products sold in China. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount less VAT paid on purchases made with the relevant supporting invoices. The Consumption Tax rate, together with a government surcharge for brewery products, was approximately RMB 220 per metric ton. Beginning May 1, 2001, consumption taxes were increased for beers selling in excess of RMB 3,000 per metric ton, to RMB 250 per metric ton. The Consumption Tax is determined on the volume of sales within China. No Consumption Tax is levied on wholesale trading of brewery products, on exported goods or on non-alcoholic beverage products.

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

HISTORY

          The Company was formerly organized in the state of Florida as Video Promotions, Inc. on April 20, 1988. The Company subsequently changed its name to National Sweepstakes, Inc. and then to Natural Fuels, Inc. For a period of time prior to December 16, 1994, the business of the Company was devoted to seeking potential acquisition or merger opportunities.

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

          On March 15, 1995, the Company changed its name to CBR Brewing Company, Inc.

          Effective February 28, 2003, CBR Brewing Company, Inc. reincorporated from the State of Florida in the United States to the British Virgin Islands ("BVI") by merging into its wholly-owned British Virgin Islands subsidiary, High Worth Holdings Ltd ("Holdings"). This off-shore reincorporation was accomplished for tax planning purposes, since all of the Company's assets and operations are currently located in China and are expected to continue to be located outside the United States in the future. Holdings was the surviving corporation subsequent to the merger and possesses all rights, privileges, powers and franchises and is subject to all the restrictions, disabilities and duties of the dissolved Florida corporation. The reincorporation had no effect on the Company's current business operations in China. On March 3, 2003, Holdings changed its name to CBR Brewing Company Inc. (see BUSINESS - OVERVIEW).


ITEM 2.   PROPERTIES

          The Company's major facilities are as follows:

FACILITY                      LOCATION           PRODUCT
-------------------  --------------------------  -------
Noble Brewery        City of Zhaoqing on a site  Malt Beverages
                     containing approximately
                     135,000 square meters

Zhaoqing Brewery     City of Zhaoqing on a site  Malt Beverages
                     containing approximately
                     131,000 square meters

Zao Yang High Worth  City of Zao Yang on a site  Malt Beverages
Brewery              containing approximately
                     70,000 square meters

          The facilities of Noble Brewery and Zhaoqing Brewery are maintained and suitable for their respective operations. The facilities of Zao Yang High Worth Brewery have been modernized and new equipment has been added to convert them into Pabst Blue Ribbon beer production complexes.

          The Company estimates that Zhaoqing Brewery, Noble Brewery and Zao Yang High Worth Brewery operated at approximately 49.2%, 49.2% and 56.9%, respectively, of their theoretical brewing capacities during the year ended December 31, 2002. Annual production capacity can vary due to product mix, packaging mix, market demand and seasonality.


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

          As a consequence of the preservation order, the remaining cash not affected by such court order has been transferred either to High Worth JV or the Marketing Company in trust and is being held on behalf of Noble Brewery for the purpose of funding the operations of Noble Brewery. During the year ended December 31, 2002, High Worth JV and the Marketing Company have utilized all the cash held in trust for Noble Brewery for the purchase of raw materials and settlement of the expenses on behalf of Noble Brewery. As a result, as of December 31, 2002, High Worth JV and the Marketing Company did not hold any cash in trust for Noble Brewery.

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

          On September 29, 2002, the Shandong Court issued a new preservation order to those banks where Noble Brewery kept its previously frozen funds, requesting them to extend the period of preservation for an additional six months until end of March 2003.

          On March 21, 2003, the Shandong Court further extended its preservation order for another six months until September 23, 2003.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                    PART II.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a)  Market Information

          The Class A common stock of CBR Brewing Company, Inc. was traded on the OTC Bulletin Board under symbol "CBRB" until February 28, 2003. Effective February 28, 2003, CBR Brewing Company, Inc. reincorporated from the State of Florida in the United States to the British Virgin Islands ("BVI") by merging into its wholly-owned British Virgin Islands subsidiary, High Worth Holdings Ltd. ("Holdings"). Subsequent to the reincorporation, High Worth Holdings Ltd. changed its name to CBR Brewing Company, Inc. effective March 14, 2003, and began to trade on the OTC Bulletin Board under the new symbol "CBRAF".

          During 2002 and 2001, trading activity in the Class A common stock was generally limited and sporadic, and should not be deemed to constitute an "established public trading market". There is no trading market for the Class B common stock.

          The following table sets forth the range of closing prices of the Company's Class A common stock as quoted during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth below was obtained from Yahoo Finance.

                               High    Low
                               -----  -----
Year Ended December 31, 2002:

Three Months Ended -

March 31, 2002                 $0.25  $0.24
June 30, 2002                   0.23   0.12
September 30, 2002              0.11   0.09
December 31, 2002               0.14   0.08

Year Ended December 31, 2001:

Three Months Ended -

March 31, 2001                 $0.55  $0.20
June 30, 2001                   0.60   0.18
September 30, 2001              0.45   0.18
December 31, 2001               0.40   0.10


(b)  Holders

          As of March 31, 2003, the Company had 12 shareholders of record with respect to its Class A common stock and three shareholders of record with respect to its Class B common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors.


(c)  Dividends

          Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor. The Company has never paid cash dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the operation and development of the Company. However, such policy is subject to change based on current industry and market conditions, as well as other factors beyond the control of the Company.

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


(d)  Sales of Unregistered Securities

          The Company did not sell any unregistered securities during the years ended December 31, 2000, 2001 and 2002.

ITEM 6.   SELECTED FINANCIAL DATA

          The following financial data has been derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. All amounts are in RMB. The exchange rate was approximately US$1.00 to RMB 8.30 at December 31, 1998, 1999, 2000, 2001 and 2002.

                                                    CBR Brewing Company, Inc.
(in RMB)                                                and Subsidiaries
                                                    ------------------------
                                                    Years Ended December 31,
                              -----------------------------------------------------------------------
                                  2002           2001          2000          1999           1998
                              -------------  ------------  ------------  ------------  --------------
                                   (1)           (1)           (1)           (1)            (1)
Consolidated Statement
  of Operations Data:

Sales, net of sales taxes      657,386,695   667,048,652   922,025,729   986,458,832   1,121,007,111
Gross profit                   162,599,720   168,112,391   186,857,571   218,202,956     193,523,991
Operating loss                (181,479,256)  (47,055,065)  (94,288,604)     (412,431)    (24,070,401)
Net income (loss)             (210,303,836)  (29,277,019)  (28,905,192)   23,655,102      21,391,510

Net income (loss)
  per common share                  (26.26)        (3.66)        (3.61)         2.95            2.67
Cash dividends declared per
  common share                         -0-           -0-           -0-           -0-             -0-

                                                        As of December 31,
                             -------------------------------------------------------------------------
                                 2002           2001           2000           1999           1998
                             -------------  -------------  -------------  -------------  -------------
Consolidated Balance
  Sheet Data:

Net working capital
  Deficiency                 (319,548,354)  (295,884,832)  (274,731,879)  (160,971,900)  (192,019,443)
Total assets                  591,240,769    693,313,494    782,793,235    822,467,276    870,426,327
Long-term liabilities             155,260     12,400,211     16,699,543     10,000,000      2,847,911
Advances from shareholders              -              -              -     36,719,200     50,267,705
Shareholders' equity
  (deficiency)                (41,756,392)   168,547,444    197,824,463    226,555,203    202,202,300

(1) The provisions of Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to a reduction from sales. Prior year amounts have been reclassified to conform to the current year's presentation. The amount of sales incentives included as a deduction from sales in accordance with EITF No. 01-9 was RMB 31,669,780, RMB 46,745,947 and RMB 19,121,816 for the
years ended December 31, 2002, 2001 and 2000, respectively. Determination of the amount of sales incentives to be included as a deduction from sales in accordance with EITF No. 01-9 for the years ended December 31, 1999 and 1998 is not practicable. The reclassification had no effect on the Company's net income
(loss), working capital deficiency, shareholders' equity (deficiency) or financial position.

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

          Through a Sub-license Agreement dated May 6, 1994 between Pabst Zhaoqing and High Worth JV, High Worth JV acquired a sub-license to utilize Pabst trademarks in conjunction with the production and marketing of beer in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. The sub-license is subject to a prior License Agreement between Pabst US and Pabst Zhaoqing, and a subsequent Assets Transferring Agreement among Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon (see "ITEM 1. BUSINESS - PABST LICENSING ARRANGEMENTS AND TRADEMARKS"). The License Agreement expires on November 7, 2003.

          Effective February 28, 2003, CBR Brewing Company, Inc. reincorporated from the State of Florida in the United States to the British Virgin Islands ("BVI") by merging into its wholly-owned British Virgin Islands subsidiary, High Worth Holdings Ltd ("Holdings"). This off-shore reincorporation was accomplished for tax planning purposes, since all of the Company's assets and operations are currently located in China and are expected to continue to be located outside the United States in the future. The reincorporation had no effect on the Company's current business operations in China. On March 3, 2003, Holdings changed its name to CBR Brewing Company Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates) and the members of the Board of Directors were replaced by the Board members of the Florida corporation.

          The Agreement and Plan of Merger dated January 24, 2003 was approved by majority of shareholders of each class of common stock outstanding as of December 31, 2002. Holdings was the surviving corporation subsequent to the merger and possesses all of the rights, privileges, powers and franchises and is subject to all the restrictions, disabilities and duties of the dissolved Florida corporation. Each Class A share of the Florida corporation was converted into one fully paid and non-assessable (with no face value) Class A share of capital stock of the BVI corporation and each Class B share of the Florida corporation was converted into one fully paid and non-assessable (with no face value) Class B share of capital stock of the BVI corporation. The surviving BVI corporation assumed and continued the public reporting obligations of the dissolved Florida corporation under the new OTC Bulletin Board trading symbol "CBRAF", and the consolidated operating results of the Company continued without interruption.

          The Company conducts a substantial portion of its purchases through related parties, and has additional significant continuing transactions with such parties (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

MAJOR DEVELOPMENTS:

          Noble China Inc. is a Canadian public company previously listed on the Toronto Stock Exchange and is the 60% shareholder of Noble Brewery. Noble China Inc. has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it had paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales.

          Discussions between holders of a majority of the Debentures and representatives of the City of Zhaoqing regarding a reorganization of Noble China, Inc. resulted in a preliminary agreement in principle with respect to settlement in full of the outstanding Debentures. Discussions between representatives of the City of Zhaoqing and Pabst Brewing Company regarding a reorganization of Noble China, Inc. and a restructuring of the master license agreement that becomes effective on November 7, 2003 resulted in the execution of a non-binding term sheet in March 2003. These agreements are both conditional on Noble China, Inc. being able to implement a formal reorganization of its debt and equity securities. The successful reorganization of Noble China, Inc. is subject to the preparation and execution of definitive agreements and a plan of reorganization, compliance with all applicable laws and regulations, and the funding, approval and consummation of a court-approved reorganization plan of Noble China, Inc. Accordingly, as a result of the uncertainty with respect to these matters, there can be no assurances that Noble China, Inc. will be successfully reorganized or that the Company and Noble Brewery will be able to retain the right to produce and distribute Pabst Blue Ribbon beer in China subsequent to November 7, 2003.

          As of December 31, 2002, the Company and Noble Brewery have not obtained a renewal of their respective Pabst Blue Ribbon sub-license agreements, which expire on November 7, 2003. The inability of the Company or Noble Brewery to obtain or renew a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company and Noble Brewery to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

          The Company's controlling shareholder, Lan Wei, owns a 19.6% equity interest in Noble China Inc., which it acquired in January 2002 as part of the transaction in which it acquired a controlling interest in the Company. The Company's prior controlling shareholder, Huaqiang, acquired this 19.6% equity interest in Noble China Inc. during 2001.

          Noble China Inc. recently publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and was insolvent, and was considering various courses of action.

          On July 22, 2002, Noble China Inc. held its Annual and General Meeting of Shareholders. A Special Meeting of Shareholders and a Meeting of Debenture holders were also held on July 22, 2002 to seek approval for certain amendments to the 9% Convertible Subordinated Debentures and to the Trust Indenture governing the Debentures. Noble China Inc. has CN$30,000,000 of outstanding Debentures. As a result of ongoing discussions between the major Debenture holders and the City of Zhaoqing, which is indirectly a major shareholder of Noble China Inc., regarding a possible restructuring of Noble China Inc., the amendments to the Debentures and to the Trust Indenture were not presented for a vote at the Special Meeting of Shareholders and at the Meeting of Debenture holders; both such meetings were instead adjourned to times and places to be determined. The Board of Directors of Noble China Inc. was re-elected and confirmed its short-term assistance to facilitate the negotiations between the major shareholder of Noble China Inc. and the major Debenture holders. The Directors of Noble China Inc. indicated that if the major shareholder and major Debenture holders could not reach a resolution on an appropriate restructuring plan that the Board of Directors could support in the interest of all shareholders and Debenture holders within 60 days, the Board of Directors would resign.

          On September 3, 2002, Noble China Inc.'s report for the three months ended June 30, 2002 disclosed that although the major shareholder and the major Debenture holders were continuing their discussions, no meaningful process had been noted and the Directors planned to resign on September 20, 2002.

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

          On February 13, 2003, Noble China Inc. announced that it has requested and has been granted permission to voluntarily delist its common shares from the Toronto Stock Exchange effective from February 14, 2003.

          On April 3, 2002, Noble Brewery was served with a preservation order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB35,700,000, in connection with litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast Property Development Ltd., with respect to Noble China Inc.'s 1994 investment in Shandong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is asserting a total claim against Noble China Inc. of approximately RMB53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin, owns a 60% interest in Noble Brewery.

          The court order specified that a total of RMB53,100,000 was to be retained by Noble Brewery pending resolution of the litigation. Accordingly, in addition to the RMB35,700,000 of funds frozen, Noble Brewery will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin of RMB17,400,000. Noble Brewery has engaged legal.counsel in the PRC to file a challenge to the court order, but there can be no assurances that this effort will be successful.

          Management of Noble Brewery believes that Noble Brewery's operations will not be impaired as a result of the court order freezing a portion of its bank accounts, and that Noble Brewery has adequate working capital resources to fund its current operating requirements.

          In May 2002, Noble Brewery declared a dividend distribution of RMB75,511,040, of which RMB30,204,416 has been paid to High Worth Brewery, while the dividend payable to Linchpin amounting to RMB45,306,624 can only be remitted to Linchpin when the preservation order is released and approval from the Foreign Exchange Bureau is obtained.

          On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay the amount of claims in the sum of US$3,999,988 and RMB20,000,000 plus legal costs of RMB541,210, and interest from June 21, 2001 within one month of the judgment. Noble China Inc. announced that it would appeal the Shandong Court's decision to the Supreme Court of the PRC.

          On September 23, 2002, the Shandong Court issued a new preservation order to those banks where Noble Brewery kept its previously frozen funds, requiring them to extend the period of preservation for an additional six months until March 23, 2003. On March 21, 2003, the Shandong Court further extended its Preservation Order for another six months to September 23, 2003.

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

          During the three months ended September 30, 2002, due to a further decrease in sales, the Company re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, the Company recorded an impairment charge of RMB 29,000,000 with respect to Zao Yang High Worth Brewery. As a result of these evaluations, the Company recorded total impairment charges of RMB 40,000,000 and RMB 69,000,000 for the three months and nine months ended September 30, 2002, respectively.

          In December 2002, the Company conducted a subsequent test and review of its previous assumptions and calculation adopted with respect to the estimates of those impairment charges recorded in its quarterly reports for the three months ended June 30, 2002 and September 30, 2002. The Company determined that some of the assumptions made in the calculations of those impairment estimations should be amended to include land use rights, buildings and construction in progress. As a result, the provision for impairment for the three months ended June 30, 2002 with respect to Zhaoqing Brewery should have been recorded as RMB 82,000,000, instead of RMB 40,000,000. The provision for impairment for the three months ended September 30, 2002 with respect to Zao Yang High Worth Brewery should have been recorded as RMB 42,000,000, instead of RMB 29,000,000. Accordingly, as a result of these revisions, the Company's provision for impairment has been restated as RMB 82,000,000 and RMB 82,000,000 for the three months and six months ended June 30, 2002, respectively; and as RMB 42,000,000 and RMB 124,000,000 for the three months and nine months ended September 30, 2002, respectively.

          During the three months ended December 31, 2002, the Company further evaluated the carrying value of its land use rights, buildings, plant, machinery and equipment, and construction in progress, as well as the related estimated cash flows. As a result of this re-evaluation, the Company recorded a further impairment charge of RMB 20,000,000 with respect to Zao Yang High Worth Brewery. As a result of the aforesaid evaluations and re-evaluations, during the year ended December 31, 2002, the Company recorded total impairment charges of RMB 144,000,000, consisting of RMB 82,000,000 with respect to Zhaoqing Brewery and RMB 62,000,000 with respect to Zao Yang High Worth Brewery.

          These impairment charges were based on assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, buildings, plant, machinery and equipment, and construction in progress, including that the assumption that High Worth JV and Zao Yang High Worth Brewery will not be granted a renewal of the sub-license to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003 and that the operations of these two breweries will then rely on the production and sale of other newly developed local brand beers, as well as the equity in income from Noble Brewery, which is expected to continue the production and sale of Pabst Blue Ribbon beer. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge in the future.

          During the three months ended March 31, 2003, the Company and Noble Brewery experienced significant decreases in sales and continuing operating losses. The Company and Noble Brewery are in the preliminary stages of assessing the potential effect, if any, that this development may have on the Company's financial position and results of operations at March 31, 2003, including a possible further impairment charge with respect to property, plant and equipment.

GOING CONCERN:

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses, had a working capital deficit at December 31, 2002, and certain bank borrowing agreements as of December 31, 2002 had expired. The Company's Pabst Blue Ribbon sub-license agreement will expire on November 7, 2003 and the severe financial difficulties and management and other uncertainties of Noble China Inc. may impact the Company's associated company, Noble Brewery, and the ability of Noble China Inc. to renew or grant sub-licenses to the Company and Noble Brewery to continue to produce and distribute Pabst Blue Ribbon beer in China after November 7, 2003. As a result of these factors, which are more fully discussed below, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

          During 2002, the Company implemented a series of new sales programs to launch various newly developed or modified local brand beers into the market, including brands such as "Lanli", "Lancheng", "Lanshi", "Xile" and "Zhaopi". Together with the local brand beer "Di Huang Quan" produced by Zao Yang High Worth Brewery, the Company intends to increase its marketing efforts with respect to these new local brands. If the Company is unable to obtain a new sub-license to produce Pabst Blue Ribbon beer after November 7, 2003, these new local brands would be expected to become the main product lines and the major source of revenues for High Worth Brewery and Zao Yang High Worth Brewery after the expiration of the Pabst sub-license on November 7, 2003. However, pursuant to the joint venture agreement of Blue Ribbon Noble, the Company will continue to manage the daily operation of Blue Ribbon Noble until the expiration of the joint venture on June 10, 2013. In May 1999, Noble China Inc. entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. Accordingly, management currently believes that Noble Brewery will be able to obtain a sub-license from Noble China Inc., the 60% shareholder of Noble Brewery, to continue to produce and sell Pabst Blue Ribbon beer in China after November 7, 2003, although there can be no assurances in this regard.

          During 2002 the Company experienced decreased net sales and a net loss for the third successive year, diminished working capital, and intense competition. The Company expects that these pressures will continue in 2003, resulting in continuing net losses, at least for the remainder of 2003. The Company has implemented an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, the Company implemented a large scale restructuring plan in 2001 in which almost one-third of the work force was eliminated. Although effective control of the Company changed on January 22, 2002 and a new management team has been appointed to operate the Company in 2002, the Company anticipates that the consolidation plan will continue. In January 2003, the Company reorganized its marketing teams by reducing the number of branch offices from 15 to 6. Management believes that the reduction in branch offices will enhance the implementation of its marketing strategies through clearer responsibilities and can allow its sales force to more effectively attempt to arrest the decline in sales volume. However, there can be no assurances that the Company will become profitable in the near future. The Company may consider more severe restructuring alternatives if it is unable to operate profitably in the near future.

          The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 2003. If the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operations at current levels and continue as a going concern.


APPLICATION OF CRITICAL ACCOUNTING POLICIES:

          The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made, including those related to interest in an associated company, bad debts, impairment of assets and income taxes. Management bases their estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

          The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

INTEREST IN AN ASSOCIATED COMPANY

          The Company accounts for its 40% interest in Noble Brewery using the equity method of accounting. As at December 31, 2002, the total value of the Company's interest in Noble Brewery was approximately RMB 213,760,312, representing 36.2% of the Company's total assets. The net sales of Noble Brewery in 2002 decreased by approximately RMB 30,611,157 or 10.3% to RMB 328,424,510 as compared to 2001. The Company's share of net (loss) income from Noble Brewery also increased by RMB 24,053,262 or 271.7% from net income of RMB 8,853,607 in 2001 to net loss of RMB 15,199,655 in 2002. At December 31, 2002, the net cost of property, plant and equipment of Noble Brewery was approximately RMB 226,776,229, which accounted for 38.4% of the Company's total assets.

          During 2002, Noble Brewery recorded a provision for impairment of property, plant and equipment of RMB 101,500,000. In assessing the impairment of its interest in an associated company, the Company uses assumptions regarding the estimated future cash flows and other factors to determine the fair value of its investment, including the assumption that Noble Brewery is more likely than not (probability of 80% assumed) to continue the production and sale of Pabst Blue Ribbon beer in China after November 7, 2003. If these estimates or the related assumptions change in the future, the Company may be required to record additional impairment charges for this investment.


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

IMPAIRMENT OF ASSETS

          The Company's long-lived assets include land use rights, buildings, plant, machinery and equipment, and construction in progress. At December 31, 2002, net of the impairment charge of RMB 144,000,000, the net value of property, plant and equipment was RMB 64,186,910, which accounted for 10.9% of the Company's total assets. At December 31, 2001, the net value of property, plant and equipment was RMB 217,668,104, which accounted for 31.4% of the Company's total assets. In assessing the impairment of land use rights, buildings, plant, machinery and equipment, and construction in progress, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.


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

CONSOLIDATED RESULTS OF OPERATIONS:

          The information presented below includes the reclassification and adjustment made pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". Certain promotional and sale incentive expenses have been reclassified as a reduction to sales price. This reclassification had no effect on operating results.


YEARS ENDED DECEMBER 31, 2002 AND 2001:

SALES:

          For the year ended December 31, 2002, net sales were RMB 657,386,695, as compared to net sale of RMB 667,048,652 for the year ended December 31, 2001. Approximately 87% and 94% of total sales in 2002 and 2001, respectively, were from the sale of products with the Pabst Blue Ribbon brand name.

          During the year ended December 31, 2002, net sales of beer products decreased by RMB 9,661,957 or 1.4% to RMB 657,386,695, as compared to RMB 667,048,652 for the year ended December 31, 2001. The Company sold 170,102 metric tons of beer to distributors in 2002 as compared to 152,967 metric tons of beer in 2001, an increase of 11%. The increase in sales volume during the year ended December 31, 2002 as compared to the year ended December 31, 2001 was mainly attributable to the increase in the sales volume of local beer, whereas the decrease in net sales value of beer products was primarily attributable to the lowering of the selling price for some of the Pabst Blue Ribbon beer products in order to encourage distributors to increase their respective promotional activities.

          During the year ended December 31, 2002, Zhaoqing Brewery sold 49,708 metric tons of beer, of which 40,983 metric tons (82.4%) were Pabst Blue Ribbon beer and 8,725 metric tons (17.6%) were local brand beer. In 2002, Zhaoqing Brewery sold all of the Pabst Blue Ribbon beer produced to the Marketing Company for resale. During the year ended December 31, 2001, Zhaoqing Brewery sold 42,045 metric tons of beer to the Marketing Company, of which 40,275 metric tons (95.8%) were Pabst Blue Ribbon beer and 1,770 metric tons (4.2%) were local brand beer. Total beer sold by Zhaoqing Brewery increased by 7,663 metric tons or 18.2% in 2002 as compared to 2001.

          During the years ended December 31, 2002 and 2001, Sichuan Brewery sold nil metric tons and 3,224 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

          During the year ended December 31, 2002, Zao Yang High Worth Brewery sold 31,050 metric tons of beer, of which 17,071 metric tons (54.9%) were Pabst Blue Ribbon beer and 13,979 metric tons (45.1%) were local brand beer. During the year ended December 31, 2002, Zao Yang High Worth Brewery sold all of the Pabst Blue Ribbon beer produced to the Marketing Company for resale, and sold the local brand beer to the distributors directly. During the year ended December 31, 2001, Zao Yang High Worth Brewery sold 26,806 metric tons of beer, of which 10,871 metric tons (40.6%) were Pabst Blue Ribbon beer and 15,935 metric tons (59.4%) were local brand beer.

          The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery during 2002 and 2001 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.


GROSS PROFIT:

          For the year ended December 31, 2002, total gross profit was RMB 162,599,720 or 24.7% of total net sales, as compared to total gross profit of RMB 168,112,391 or 25.2% of total net sales for the year ended December 31, 2001.

          The Company expects that it will experience pressure on its gross profit margin in 2003 as a result of a continuing softness in consumer demand for foreign premium beer in China, which the Company believes is attributable to consumers shifting to lower-priced but improved quality local beer products, and increasing competition from foreign and local premium brand beers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 2002, selling, general and administrative expenses were RMB 199,462,346 or 30.3% of net sales, consisting of selling expenses of RMB 136,627,010 and general and administrative expenses of RMB 62,835,336. Net of the allowance for doubtful accounts of RMB 18,411,931 recorded during 2002, general and administrative expenses were RMB 44,423,405.

          For the year ended December 31, 2001, selling, general and administrative expenses were RMB 186,528,058 or 28.0% of net sales, consisting of selling expenses of RMB 125,576,585 and general and administrative expenses of RMB 60,951,473. Net of the allowance for doubtful accounts of RMB 22,979,523 recorded during 2001, general and administrative expenses were RMB 37,971,950.

          Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses increased by RMB 11,050,425 or 8.8% in 2002 as compared to 2001, and increased as a percent of net sales, to 20.8% in 2002 from 18.8% in 2001. Selling expenses increased in 2002 as compared to 2001, both on an absolute basis and as a percentage of sales, as a result of the Company continuing its expanded advertising and promotional programs in an attempt to support and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns to support the Company's local brand name beers.

          In 2002 and 2001, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB 31,669,780 and RMB 46,745,947, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

          Effective April 2001, the Zhaoqing City tax authority informed the Marketing Company that it was implementing new tax rules that regulate the maximum allowable expenses involved in advertising and promotional activities conducted through the public media by PRC enterprises. The maximum allowable advertising and promotional expenses cannot exceed 2.0% and 0.5% of total gross sales, respectively. Any amounts exceeding these limits are not tax deductible. As result, beginning in May 2001, adjustment was made to the ex-factory price charged by the breweries to the Marketing Company and the method by which advertising and promotional activities are allocated by the Marketing Company, in order that a portion of the advertising and promotional expenses are absorbed by the breweries, which are not subject to the new rule. Prior to this change, all of the advertising and promotional expenses were incurred by the Marketing Company. For the year ended December 31, 2002, advertising and promotional expenses totaling approximately RMB 57,642,117 were reallocated from the Marketing Company to Zhaoqing Brewery and Noble Brewery, with one-third being allocated to Zhaoqing Brewery and two-thirds being allocated to Noble Brewery, either through the adjustment of ex-factory prices or direct absorption.

          Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2003, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the years ended December 31, 2002 and 2001, the Marketing Company incurred operating losses of RMB 37,018,292 and RMB 25,248,517, respectively which reduced consolidated operating results accordingly.

          General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 6,451,455 or 17.0% in 2002 as compared to 2001, and as a percentage of net sales, to 6.8% in 2002 from 5.7% in 2001. General and administrative expenses increased in 2002 as compared to 2001 as a result of increased personnel costs and the legal and consulting costs incurred with respect to the reincorporation of the Company.

          The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, decreased to 2.8% of net sales in 2002 as compared to 3.4% of net sales in 2001, as a result of a decrease in net sales. Accounts receivable are typically outstanding for a longer period of time in China than in the United States.


IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND WRITE-OFF OF INVESTMENT IN
SUBSIDIARY:

          During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of property, plant and equipment of RMB 6,000,000 at December 31, 2000. During the year ended December 31, 2001, the Company recorded a further provision for impairment of property, plant and equipment of RMB 2,750,000. During the year ended December 31, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

          During the year ended December 31, 2002, as a result of the uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license and continuing negotiations between the Company's major shareholder and the major Debenture holders of Noble China Inc. regarding the future of Noble China Inc., combined with reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its land use rights, buildings, machinery and equipment, and construction in progress, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of RMB 82,000,000 and RMB 62,000,000 with respect to Zhaoqing Brewery and Zao Yang High Worth Brewery, respectively, representing a total impairment charge of RMB 144,000,000 for 2002. These impairment charges were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of the Company's land use rights, plant, machinery and equipment, and construction in progress, including the assumption that High Worth JV and Zao Yang High Worth Brewery will not be granted a renewal of the sub-license to produce Pabst Blue Ribbon beer in China after the existing sub-license expire on November 7, 2003 and the operations of these two breweries will then rely on the production and sale of other newly developed local brand beers as well as the equity in income from Noble Brewery, which will continue the production and sale of Pabst Blue Ribbon beer.. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.

RESTRUCTURING COSTS:

          During May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring and termination payments to these employees from Zhaoqing Brewery and the Marketing Company totaled RMB 20,396,494 and RMB 1,912,742, respectively. As a result, the Company recorded restructuring costs of RMB 22,309,236 for the year ended December 31, 2001. In addition, restructuring and termination payments to the employees of Noble Brewery were RMB 8,729,830, of which RMB 3,491,932 was included in the equity in earnings of an associated company.

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

          As at December 31, 2002, there were 60,000 options and 140,000 options outstanding and exercisable at prices of US$4.26 and US$0.72, respectively, while the other 600,000 options previously granted had either been forfeited due to the resignation of the recipients or expired at the end of the option term.

          All stock options were issued at not less than fair market value on the date of issuance. The stock options issued to consultants were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes option pricing model and amortized to expense over the vesting period. The Company did not record any compensation expense with respect to stock options in 2002 or 2001.

OPERATING LOSS:

          For the year ended December 31, 2002, the operating loss was RMB 181,479,256, as compared to an operating loss of RMB 47,055,065 for the year ended December 31, 2001. The increase in operating loss in 2002 as compared to 2001 is primarily attributable to the provision for impairment of property, plant and equipment.

          The Marketing Company purchases Pabst Blue Ribbon beer at mutually agreed ex-factory prices, and is only allowed to mark-up the cost of Pabst Blue Ribbon beer purchased in order to adequately cover its selling, advertising, promotional, distribution and administrative expenses incurred in selling to distributors. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2003, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. The Marketing Company's operating loss increased by RMB 11,769,775 to RMB 37,018,292 for the year ended December 31, 2002, as compared to RMB 25,248,517 for the year ended December 31, 2001.


INTEREST INCOME AND INTEREST EXPENSE:

          For the year ended December 31, 2002, interest income was RMB 576,729, as compared to interest income of RMB 724,375 for the year ended December 31, 2001. The decrease in interest income in 2002 of RMB 147,646 or 20.4% as compared to 2001 was primarily the result of a decrease in bank interest rates and a decrease in average bank balances during 2002.

          For the year ended December 31, 2002, interest expense, net of amounts capitalized, was RMB 7,751,522, as compared to RMB 7,833,887 for the year ended December 31, 2001. The decrease in interest expense in 2002 of RMB 82,365 or 1.1% as compared to 2001 was primarily the result of a slight decrease in bank interest rates.

INCOME TAXES:

          The two-year 100% income tax holiday and the three-year 50% income tax reduction for High Worth JV expired on December 31, 1997 and December 31, 2000, respectively. Commencing in 2001, High Worth JV is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the year ended December 31, 2002, income tax expense was RMB 325,894. For the year ended December 31, 2001, income tax expense was RMB 40,000. Deferred income taxes are based on the liability method prescribed by SFAS No. 109.

          As the Company had elected to treat its subsidiaries and associated company as partnerships beginning in 1997, Holdings is the ultimate partner in these partnerships. The Company will only be taxed when taxable distributions are received from Holdings. Holdings has no current intention of making any income distributions.

          Effective February 28, 2003, CBR Brewing Company, Inc. reincorporated from the State of Florida in the United States to the British Virgin Islands by merging into its wholly-owned British Virgin Islands subsidiary, High Worth Holdings Ltd. This off-shore reincorporation was accomplished for tax planning purposes, since all of the Company's assets and operations are currently located in China and are expected to continue to be located outside the United States in the future. The reincorporation had no effect on the Company's current business operations in China.


MINORITY INTERESTS:

          As a result of the substantial operating losses incurred by the Company during the years ended December 31, 2002 and 2001, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at December 31, 2002 reflected an aggregated debit balance of RMB 108,386,516. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 108,386,516 was charged to operations during the year ended December 31, 2002. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.

NET LOSS:

          For the year ended December 31, 2002, net loss was RMB 210,303,836 (RMB 26.26 per share), as compared to a net loss of RMB 29,277,019 (RMB 3.66 per share) for the year ended December 31, 2001.


YEARS ENDED DECEMBER 31, 2001 AND 2000:

SALES:

          For the year ended December 31, 2001, net sales were RMB 667,048,652 as compared to net sale of RMB 922,025,729 for the year ended December 31, 2000. Approximately 94% and 97% of total sales in 2001 and 2000, respectively, were from the sale of products with the Pabst Blue Ribbon brand name. Approximately 30% of net sales in 2001 were in the form of bills receivable, which are bills of exchange whose acceptances and settlements are handled by banks, with the remaining 70% of net sales in the form of open accounts receivable.

          During the year ended December 31, 2001, net sales of beer products decreased by RMB 254,977,077 or 27.7% to RMB 667,048,652, as compared to RMB 922,025,729 for the year ended December 31, 2000. The Company sold 152,967 metric tons of beer to distributors in 2001 as compared to 195,510 metric tons of beer in 2000, a decrease of 21.8%. The decrease in net sales of beer products during the year ended December 31, 2001, as compared to the year ended December 31, 2000, was primarily attributable to the decrease in volume of beer sold, which was a result of a weakening in consumer demand for foreign branded premium beers such as Pabst Blue Ribbon beer and increasing competition from other local and foreign premium brands. In addition, beginning May 1, 2001, consumption taxes, which are included in sales taxes, and are charged on the basis of the volume of beer produced, were increased for beers selling in excess of RMB 3,000 per metric ton, from RMB 220 per metric ton to RMB 250 per metric ton, an increase of 13.6%, which has also contributed to the decline in net sales.

          During the year ended December 31, 2001, Zhaoqing Brewery sold 42,045 metric tons of beer, of which 40,275 metric tons (95.8%) were Pabst Blue Ribbon beer and 1,770 metric tons (4.2%) were local brand beer. In 2001, Zhaoqing Brewery sold all of the Pabst Blue Ribbon beer produced to the Marketing Company for resale. During the year ended December 31, 2000, Zhaoqing Brewery sold 53,808 metric tons of beer to the Marketing Company, of which 53,169 metric tons (98.8%) were Pabst Blue Ribbon beer and 639 metric tons (1.2%) were local brand beer. Total beer sold by Zhaoqing Brewery decreased by 11,763 metric tons or 21.9% in 2001 as compared to 2000.

          During the years ended December 31, 2001 and 2000, Sichuan Brewery sold 3,224 metric tons and 7,870 metric tons of beer, respectively, to the Marketing Company, all of which was Pabst Blue Ribbon beer.

          During the year ended December 31, 2001, Zao Yang High Worth Brewery sold 26,806 metric tons of beer, of which 10,871 metric tons (40.6%) were Pabst Blue Ribbon beer and 15,935 metric tons (59.4%) were local brand beer. During the year ended December 31, 2001, Zao Yang High Worth Brewery sold all of the Pabst Blue Ribbon beer produced to the Marketing Company for resale, and sold the local brand beer to the distributors directly. During the year ended December 31, 2000, Zao Yang High Worth Brewery sold 18,510 metric tons of beer, of which 1,023 metric tons (5.5%) were Pabst Blue Ribbon beer and 17,487 metric tons (94.5%) were local brand beer.

          The Marketing Company regulated the production of Pabst Blue Ribbon beer by Zhaoqing Brewery, Noble Brewery, Sichuan Brewery and Zao Yang High Worth Brewery during 2001 and 2000 in accordance with their respective production capacities in order to balance warehouse inventory levels and accommodate projected market demand.

GROSS PROFIT:

          For the year ended December 31, 2001, total gross profit was RMB 168,112,391 or 25.2% of total net sales, as compared to total gross profit of RMB 186,857,571 or 20.3% of total net sales for the year ended December 31, 2000. Gross profit decreased due to the reclassification of certain promotional and sales incentive expenses of RMB 46,745,947 and RMB 19,121,816 for 2001 and 2000, respectively, as a reduction in sales revenue pursuant to EITF 01-9.
Gross margin increased as a result of a reduction in the sales price charged by Noble Brewery. The sales price was reduced effective July 1, 2001 in order to compensate the Marketing Company for a portion of budgeted selling and advertising expenses not realized due to the decrease in sales in 2001. Reduced raw material costs and production labor costs, the elimination of Jilin Brewery, and an improvement in the gross margin obtained by Zao Yang High Worth Brewery also contributed to the improvement in gross profit and gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 2001, selling, general and administrative expenses were RMB 186,528,055 or 28.0% of net sales, consisting of selling expenses of RMB 125,576,585 and general and administrative expenses of RMB 60,951,473. Net of the allowance for doubtful accounts of RMB 22,979,523 recorded during 2001, general and administrative expenses were RMB 37,971,950.

          For the year ended December 31, 2000, selling, general and administrative expenses were RMB 274,949,770 or 29.8% of net sales, consisting of selling expenses of RMB 191,880,575 and general and administrative expenses of RMB 83,069,194. Net of the allowance for doubtful accounts of RMB 21,818,226 recorded during 2000, general and administrative expenses were RMB 61,250,968.

          Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses decreased by RMB 66,303,990 or 34.6% in 2001 as compared to 2000, and decreased as a percent of net sales, to 18.8% in 2001 from 20.8% in 2000. Selling expenses decreased in 2001 as compared to 2000, both on an absolute basis and as a percentage of sales, as a result of a change in the method, effective July 1, 2001, by which the Company calculates the reimbursement by Zhaoqing Brewery and Noble Brewery of selling expenses incurred by the Marketing Company through beer pricing and direct charges. However, since the operations of Noble Brewery are not consolidated with the Company's operations, the reallocation of such costs can have a distortive effect on the Company's consolidated operating expenses and operating ratios. The Company intends to continue its advertising and promotional programs in an attempt to support and stimulate consumer demand in order to maintain the market position of Pabst Blue Ribbon beer in China, and to implement new advertising and promotional campaigns to support the Company's local brand name beers.

          In 2001 and 2000, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB 46,745,947 and RMB 19,121,816, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products".

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

          The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, increased to 3.2% of net sales in 2001 as compared to 2.3% of net sales in 2000, as a result of an increase in the average age of accounts receivable outstanding in 2001. Accounts receivable are typically outstanding for a longer period of time in China than in the United States.


IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND WRITE-OFF OF INVESTMENT IN
SUBSIDIARY:

          During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery, as a result of which the Company recorded a provision for impairment of property, plant and equipment of RMB 6,000,000 at December 31, 2000. During the year ended December 31, 2001, the Company recorded a further provision for impairment of property, plant and equipment of RMB 2,750,000. During the year ended December 31, 2001, the Company wrote-off its remaining investment in Jilin Lianli Brewery of RMB 1,224,109. The Company has written off a total of RMB 13,788,500 with respect to this investment.

RESTRUCTURING COSTS:

          During May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Restructuring and termination payments to these employees from Zhaoqing Brewery and the Marketing Company totaled RMB 20,396,494 and RMB 1,912,742, respectively. As a result, the Company recorded restructuring costs of RMB 22,309,236 for the year ended December 31, 2001. In addition, restructuring and termination payments to the employees of Noble Brewery were RMB 8,729,830, of which RMB 3,491,932 was included in the equity in earnings of an associated company.

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

          All stock options were issued at not less than fair market value on the date of issuance. The stock options issued to consultants were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes option pricing model and amortized to expense over the vesting period. As a result, the Company recognized RMB nil and RMB 174,452 of compensation expense in 2001 and 2000, respectively.

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

INCOME TAXES:

          The two-year 100% income tax holiday and the three-year 50% income tax reduction for High Worth JV expired on December 31, 1997 and December 31, 2000 respectively. Commencing in 2001, High Worth JV is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to High Worth JV. Accordingly, for the year ended December 31, 2001, income tax expense was RMB 40,000. For the year ended December 31, 2000, income tax expense was RMB 4,140,152. Deferred income taxes are based on the liability method prescribed by SFAS No. 109.

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


NOBLE BREWERY:

          The information presented below includes reclassifications made pursuant to EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", to reflect certain promotional and sales incentives provided to distributors for their specific promotional activities, which have been accounted for as a reduction in net sales.

YEARS ENDED DECEMBER 31, 2002 AND 2001:

SALES:

          For the year ended December 31, 2002, net sales were RMB 328,424,510, as compared to net sales of RMB 297,813,353 for the year ended December 31, 2001.

          During the year ended December 31, 2002, Noble Brewery sold 99,427 metric tons of beer, almost all to the Marketing Company. During the year ended December 31, 2001, Noble Brewery sold 84,832 metric tons of beer, almost all to the Marketing Company. Total beer sold increased by 14,595 metric tons or 17.2% from 2001 to 2002, primarily as a result of the increase in the sales of local beer.

GROSS PROFIT:

          For the year ended December 31, 2002, gross profit was RMB 82,878,946 or 25.2% of net sales, as compared to gross profit of RMB 81,650,700 or 27.4% of net sales for the year ended December 31, 2001. The decrease in the gross profit margin of 2.2% in 2002 as compared to 2001 was a result of the readjustment of the sales price to allow Noble Brewery to absorb a portion of the Marketing Company's advertising and promotional expenses commencing July 31, 2001, as well as the lower margin contribution from local beer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 2002, selling, general and administrative expenses were RMB 76,140,015 (23.2% of net sales), consisting of selling expenses of RMB 39,836,981 and general and administrative expenses of RMB 36,303,034. Net of an allowance for doubtful accounts of RMB 10,700,000 for the year ended December 31, 2002, general and administrative expenses were RMB 25,603,034. For the year ended December 31, 2001, selling, general and administrative expenses were RMB 60,970,075 (20.5% of net sales), consisting of selling expenses of RMB 19,570,644 and general and administrative expenses of RMB 41,399,431. Net of an allowance for doubtful accounts of RMB 14,000,000 for the year ended December 31, 2001, general and administrative expenses were RMB 27,399,431. Selling expenses consist of advertising and promotional expenses, warehousing, storage and freight costs.

          As of December 31, 2002 and 2001, Noble Brewery recorded an allowance for doubtful accounts of RMB 10,700,000 and RMB 14,000,000, respectively. These allowances for doubtful accounts were eliminated in the Company's consolidated financial statements, and had no effect on the Company's consolidated results of operations for the year ended December 31, 2002 and 2001.

          Selling expenses increased by RMB 20,266,337 in 2002 as compared to 2001, and represented 12.1% of net sales in 2002 as compared to 6.6% of net sales in 2001, as a result of a the reallocation from the Marketing Company of certain advertising and promotional expenses commencing July 1, 2001. General and administrative expenses decreased by RMB 5,096,397 or 12.3% in 2002 as compared to 2001, and represented 11.1% of net sales in 2002 as compared to 13.9% of net sales in 2001. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 1,796,397 or 6.6% in 2002 as compared to 2001. General and administrative expenses decreased in 2002 as compared in 2001 primarily as a result of reduction in personnel associated costs and effective cost control measures.

          In 2002 and 2001, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB 2,446,170 and RMB 22,438,789, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".


IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT:

          During the year ended December 31, 2002, as a result of reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, pland and equipment, as well as the related estimated future cash flows, which included the assumption that Noble Brewery would, more likely than not (assumed probability of 80%), obtain the renewal of the Pabst Blue Ribbon sub-license from its major shareholder prior to the expiration of the existing sub-license on November 7, 2003. As a result of this evaluation, Noble Brewery recorded a provision for impairment of property, plant and equipment of RMB 101,500,000 for 2002. If these estimates or the related assumptions change adversely in the future, Noble Brewery may be required to record an additional impairment charge.

RESTRUCTURING COSTS:

          During the year ended December 31, 2001, Noble Brewery implemented a restructuring program and eliminated the positions of 177 employees, resulting in restructuring and termination expenses of RMB 8,729,830.

OPERATING INCOME (LOSS):

          For the year ended December 31, 2002, operating loss was RMB94,761,069, as compared to an operating income of RMB 11,950,795 for the year ended December 31, 2001.

INTEREST INCOME AND INTEREST EXPENSE:

          For the year ended December 31, 2002, interest income was RMB 986,071, as compared to interest income of RMB 1,042,345 for the year ended December 31, 2001, due primarily to average bank balances and bank deposit interest rates being lower in 2002.

          For the year ended December 31, 2002, interest expense was RMB 7,155, as compared to interest expense of RMB 106,977 for the year ended December 31, 2001, as a result of decrease in discounting bills receivable in 2002.


INCOME TAXES:

          For the year ended December 31, 2002, the Company recorded an income tax credit of RMB 9,128,432, which consisted of RMB 4,089,568 for PRC income taxes and RMB 13,218,000 for deferred income tax credits, as a result of the reversal of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. For the year ended December 31, 2001, income tax expense was RMB 6,469,275, which consisted of RMB 3,251,275 for PRC income taxes and RMB 3,218,000 for deferred income taxes as a result of temporary timing differences with respect to accelerated depreciation of property, plant and equipment. The two year 100% income tax holiday and the three year 50% income tax reduction period for Noble Brewery expired on December 31, 1995 and December 31, 1998, respectively. Commencing in 1999, Noble Brewery was required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery.

NET INCOME (LOSS):

          For the year ended December 31, 2002, net loss was RMB 83,362,154, as compared to a net income of RMB 7,369,305 for the year ended December 31, 2001.


YEARS ENDED DECEMBER 31, 2001 AND 2000:

SALES:

          For the year ended December 31, 2001, net sales were RMB 297,813,353, as compared to net sales of RMB 443,092,393 for the year ended December 31, 2000.

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

GROSS PROFIT:

          For the year ended December 31, 2001, gross profit was RMB 81,650,700 or 27.4% of net sales, as compared to gross profit of RMB 152,008,267 or 34.3% of net sales for the year ended December 31, 2000. The decrease in the gross profit margin of 6.9% in 2001 as compared to 2000 was a result of the decrease in net sales and the readjustment of the sales price to allow Noble Brewery to absorb a portion of the Marketing Company's advertising and promotional expenses commencing July 31, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

          For the year ended December 31, 2001, selling, general and administrative expenses were RMB 60,970,075 (20.5% of net sales), consisting of selling expenses of RMB 19,570,644 and general and administrative expenses of RMB 41,399,431. Net of an allowance for doubtful accounts of RMB 14,000,000 for the year ended December 31, 2001, general and administrative expenses were RMB 27,399,431. For the year ended December 31, 2000, selling, general and administrative expenses were RMB 171,174,772 (38.6% of net sales), consisting of selling expenses of RMB 2,293,311 and general and administrative expenses of RMB 168,881,461. Net of an allowance for doubtful accounts of RMB 137,000,000 for the year ended December 31, 2000, general and administrative expenses were RMB 31,881,461. Selling expenses consist of warehousing, storage and freight costs as well as promotional and advertising expenses commencing July 1, 2001.

          As of December 31, 2001 and 2000, Noble Brewery recorded an allowance for doubtful accounts of RMB 14,000,000 and RMB 137,000,000, respectively. These allowances for doubtful accounts were eliminated in the Company's consolidated financial statements, and had no effect on the Company's consolidated results of operations for the year ended December 31, 2001 and 2000.

          Selling expenses increased by RMB 17,277,333 in 2001 as compared to 2000, and represented 6.6% of net sales in 2001 as compared to 0.5% of net sales in 2000, as a result of a the reallocation from the Marketing Company of certain advertising and promotional expenses commencing July 1, 2001. General and administrative expenses decreased by RMB 127,482,030 or 75.5% in 2001 as compared to 2000, and represented 12.9% of net sales in 2001 as compared to 38.1% of net sales in 2000. Excluding the allowance for doubtful accounts, general and administrative expenses decreased by RMB 4,482,030 or 14.1% in 2001 as compared to 2000. General and administrative expenses decreased in 2001 as compared in 2000 primarily as a result of effective cost control measures.

          In 2001 and 2000, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB 22,438,789 and RMB nil, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

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


CONSOLIDATED FINANCIAL CONDITION - DECEMBER 31, 2002:

LIQUIDITY AND CAPITAL RESOURCES:

          Short-Term Loan to Lan Wei. On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of RMB 46,000,000 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. Of such amount, RMB 20,000,000 is to be invested in businesses affiliated with Lan Wei that sell beverage containers to the Company and RMB 26,000,000 is to be used to facilitate the reorganization or restructuring of Noble China, Inc. (see "OVERVIEW AND MAJOR DEVELOPMENTS" above). Lan Wai has agreed to repay the RMB 20,000,000 loan by June 30, 2003. The RMB 26,000,000 is being held in a bank escrow account, and will be repaid to the Company if and when it is determined that it is not possible to file a confirmable plan of reorganization or implement an out-of-court restructuring of Noble China, Inc., but in no event later than December 31, 2003. The loans bear interest at 3.9% per annum.

          During the past few years, Lan Wei has invested substantial capital in Noble China, Inc. and the Company, and has also used its relationships to arrange for substantial bank financing for the Company, in order to facilitate the strategic development of the Pabst Blue Ribbon beer business in China. Lan Wei believes that a successful reorganization or restructuring of Noble China, Inc. is in the long-term interest of the Company and Noble Brewery, as it will assure such entities the right to produce and distribute Pabst Blue Ribbon beer in China for a period of thirty years from November 7, 2003.

          If and when Noble China, Inc. is successfully reorganized or restructured, it is expected that the Company will receive a sub-license or an assignment of the license to produce and distribute Pabst Blue Ribbon in China, and that the Company will have the option to have the RMB 26,000,000 loan repaid by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with a reorganization or restructuring of Noble China, Inc. with a fair value equivalent to the loan amount.

          Operating.   For the year ended December 31, 2002, the Company's
operations provided cash resources of RMB 28,527,645, as compared to RMB 10,083,167 for the year ended December 31, 2001, primarily as a result of an increase in cash flows related to bills receivable, prepayments and deposits, accrued liabilities, amount due to an associated company and sales taxes payable, offset in part by a decrease in cash flows related to accounts receivable, amounts due from related companies and accounts payable. The Company's cash balance increased by RMB 45,708,592 to RMB 117,075,072 at December 31, 2002, as compared to RMB 71,366,480 at December 31, 2001. The Company's net working capital deficit increased by RMB 23,663,522 to RMB 319,548,354 at December 31, 2002, as compared to RMB 295,884,832 at December 31, 2001, and the Company had a current ratio at December 31, 2002 of 0.50:1, as compared to 0.42:1 at December 31, 2001.

          The Company recorded a provision for doubtful accounts of RMB 18,411,931 for the year ended December 31, 2002, as compared to RMB 22,979,523 for the year ended December 31, 2001. During the year ended December 31, 2002, a provision for doubtful accounts of RMB 32,052,974 was written off against accounts receivable. As of December 31, 2002 and 2001, the allowance for doubtful accounts was RMB 90,991,024 and RMB 104,632,067, respectively. As a percent of total accounts receivable, the allowance for doubtful accounts was 44.2% and 63.6% at December 31, 2002 and 2001, respectively. Net of an allowance for doubtful accounts of RMB 18,411,931 for the year ended December 31, 2002, accounts receivable increased by RMB 54,662,970 or 91.1% to RMB 114,641,020 at December 31, 2002, as compared to RMB 59,978,050 at December 31, 2001, as a result of a slowdown in payments from customers and the decrease in net sales.

          Bills receivable decreased by RMB 3,965,000 or 88.9% to RMB 500,000 at December 31, 2002, as compared to RMB 4,465,000 at December 31, 2001, due to an increase in the endorsement of bills receivable in 2002 to settle payment obligations to Noble Brewery for the purchase of raw materials.

          The amounts due from related companies increased by RMB 3,578,372 or 334.6% to RMB 4,647,971 at December 31, 2002, as compared to RMB 1,069,599 at December 31, 2001, and consisted of amounts due from Guangdong Blue Ribbon and its affiliated companies for trade deposits received on behalf of the Company and expenses paid on behalf of Guangdong Blue Ribbon and its affiliated companies.

          Accounts payable decreased by RMB 3,517,168 or 16.2% to RMB 18,182,253 at December 31, 2002, as compared to RMB 21,699,421 at December 31, 2001. Under the pooled management structure, raw materials are mainly purchased by Noble Brewery and re-sold to the Company.

          Accrued liabilities increased by RMB 13,337,771 or 9.2% to RMB 157,767,057 at December 31, 2002, as compared to RMB 144,429,286 at December 31, 2001. The increase in accrued liabilities was mainly due to an increase in expenses related to advertising and promotional programs, as well as other accrued operating expenses.

          The amount due to an associated company increased by RMB 87,573,976 or 41.5% to RMB 298,379,194 at December 31, 2002, as compared to RMB 210,805,218 at
December 31, 2001, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the pooled management structure) to Zhaoqing Brewery, as well as other balances arising from recurring intercompany transactions. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases.

          Sales taxes payable increased by RMB 4,532,307 or 19.6% to RMB 27,693,120 at December 31, 2002, as compared to RMB 23,160,813 at December 31, 2001. The increase in sales taxes payable was mainly due to a temporary slowdown in the payment of sales taxes.

          Investing. Additions to property, plant and equipment for the year ended December 31, 2002 aggregated RMB 11,904,227, which includes approximately RMB 5,300,000 and RMB 2,400,000 and RMB 4,200,000, for renovating and improving the existing machinery, and the acquisition of vehicles, branch office premises and office equipment of Zao Yang High Worth Brewery, Zhaoqing Brewery and the Marketing Company, respectively. For the year ended December 31, 2001, net of the effect of the write off of the property, plant and equipment of Jilin Lianli Brewery of RMB 24,813,612, additions to property, plant and equipment aggregated RMB 11,266,668, which includes approximately RMB 8,400,000 and RMB 2,900,000 for renovation and continuous improvement of Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively.

          The Company anticipates that additional capital expenditures in connection with the maintenance of production facilities at Zhaoqing Brewery and Zao Yang High Worth Brewery during 2003 will be approximately RMB 3,000,000 and RMB 2,000,000, respectively. The Company believes that it will be able to fund expected capital expenditures through internal cash flow and external resources.

          Financing. During the year ended December 31, 2002, the Company's secured bank loans increased by RMB 8,738,242, reflecting new borrowings of RMB 88,000,000 and repayments of RMB 79,261,758. The bank loans bear interest at fixed rates ranging from 5.6% to 6.2%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

          As at December 31, 2002, a bank loan of RMB 30,104,000 granted to Zao Yang High Worth Brewery, which expired on September 30, 2002, was still pending for completion of the official loan renewal agreement. Zao Yang High Worth Brewery has continued to pay the interest that is accruing on the loan, and the bank has not made a demand for repayment.

          During the year ended December 31, 2002, Zao Yang High Worth Brewery received an advance of RMB 11,000,000 from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. The advance was unsecured, interest-free and had no fixed term of repayment. This advance has been utilized to fund the working capital requirements of Zao Yang High Worth
Brewery.   In November 2002, High Worth JV and Zao Yang Brewery agreed to contribute additional capital of RMB 24,444,500 into Zao Yang High Worth Brewery in proportion to their respective equity interest of 55% and 45%. High Worth JV contributed RMB 13,444,500 through a deduction from its intercompany balance due from Zao Yang High Worth Brewery and Zao Yang Brewery has made a cash contribution of RMB 11,000,000 effective December 31, 2002.

          During the year ended December 31, 2002, the Company loaned RMB 5,500,000 to Zao Yang High Worth Brewery. The loan was unsecured, with interest at 3.6% per annum and was repayable on December 31, 2002. During the year ended December 31, 2002, Zao Yang High Worth Brewery advanced RMB 5,500,000 to Guangdong Blue Ribbon. The advance to Guangdong Blue Ribbon was unsecured, with no agreed-upon interest and no fixed date of repayment. During the year ended December 31, 2002, both of these loans were repaid in full.

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

          During 2002, the Board of Directors of High Worth JV declared the 7th to 10th dividend distributions, entitling Holdings and Guangdong Blue Ribbon to a total of approximately RMB 27,830,199 and RMB 18,553,467, respectively. The minority interest's 40% portion of the dividend is recorded as a liability at the declaration date and is included in amounts due to related companies in the accompanying consolidated balance sheets. During the year ended December 31, 2002, dividends of RMB 27,830,199 and RMB 18,553,467 were distributed to Holdings and Guangdong Blue Ribbon, respectively.

          The Company has suffered recurring operating losses, had a working capital deficit at December 31, 2002 and certain bank borrowing agreements as of December 31, 2002 had expired. The Company's Pabst Blue Ribbon sub-license agreement will expire on November 7, 2003 and the severe financial difficulties and management and other uncertainties of Noble China Inc. may impact the Company's associated company, Noble Brewery, and the ability of Noble China Inc. to renew or grant sub-licenses to the Company and Noble Brewery to continue to produce and distribute Pabst Blue Ribbon beer in China after November 7, 2003. As a result of these factors, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

          The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the fiscal year ending December 31, 2003. If the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operations at current levels and continue as a going concern.


NOBLE BREWERY:

          On April 3, 2002, Noble Brewery was served with an preservation order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB 35,700,000, in connection with litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast Property Development Ltd., with respect to Noble China Inc.'s 1994 investment in Shandong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is asserting a total claim against Noble China Inc. of approximately RMB 53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin, owns a 60% interest in Noble Brewery.

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

          As a consequence of the preservation order, the remaining cash not affected by such court order has been transferred either to High Worth JV or the Marketing Company in trust and is being held on behalf of Noble Brewery for the purpose of funding the operations of Noble Brewery. During the year ended December 31, 2002, High Worth JV and the Marketing Company have utilized all the cash held in trust to purchase raw materials and pay expenses on behalf of Noble Brewery. As of December 31, 2002, High Worth JV and the Marketing Company both hold RMB nil for the account of Noble Brewery.

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

          On September 23, 2002, the Shandong Court issued a new preservation order to those banks where Noble Brewery kept its previously frozen funds, requiring them to extend the period of preservation for an additional six months until end of March 2003. On March 21, 2003, the Shandong Court further extended the preservation order for another six months until September 23, 2003.


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

          As China has recently been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

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

          Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.30 at December 31, 1999, 2000 and 2001.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

          The Company does not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments. A 10 point basis change in the Company's average debt interest rate would not have a material effect on the Company's results of operations.

          With respect to foreign currency exchange rates, the Company does not believe that a devaluation or fluctuation of the RMB against the USD would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products and the purchase of raw materials and services are settled in RMB. The effect of a devaluation or fluctuation of the RMB against the USD would affect the Company's results of operations, financial position and cash flows, when presented in USD (based on a current exchange rate) as compared to RMB.

          As the Company's debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in market interest rates. However, to the extent that the Company arranges new borrowings in the future, an increase in market interest rates would cause a commensurate increase in the interest expense related to such borrowings.


ENVIRONMENTAL MATTERS:

          Management believes that the Company complies with all national and local environmental protection laws and regulations of the PRC. In 2000, 2001 and 2002, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or the competitive position of the Company.


ACCOUNTING STANDARDS RECENTLY ADOPTED:

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which is became on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.
SFAS No. 142 was adopted by the Company on January 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on the Company's financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which became effective on January 1, 2002. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. SFAS No. 144 was adopted by the Company on January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation ", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 effective December 31, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company's financial position or results of operations. The Company has elected to continue to account for its employee stock options using the intrinsic value method under APB No. 25.


NEW ACCOUNTING STANDARDS NOT YET ADOPTED:

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 143 will have a significant impact on its financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."
SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a significant impact on its financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in the Company's 2002 financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. The Company will adopt the measurement and recording provisions of FIN No. 45 prospectively in 2003.

          In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN No. 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. FIN No. 46 is effective for the Company on January 31, 2003, and will not have a material impact on the Company's financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and exhibits are listed at "ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K".

          Selected unaudited 2002 and 2001 quarterly financial information, in RMB, is as follows:

                                          As             As             As            As
                                      Previously      Adjusted      Previously     Adjusted
                                       Reported         2002         Reported        2001
                                         2002          (1)(2)          2001          (1)
                                     -------------  -------------  ------------  ------------
THREE MONTHS ENDED MARCH 31:

Sales, net of sales taxes             185,605,564    178,171,948   212,467,511   200,057,074
Gross profit                           56,927,451     49,493,835    53,120,430    40,709,993
Operating loss                         (2,067,480)    (2,067,480)  (19,043,470)  (19,043,470)
Net loss                                 (449,670)      (449,670)   (8,413,089)   (8,413,089)
Net loss per common share                   (0.06)         (0.06)        (1.05)        (1.05)


THREE MONTHS ENDED JUNE 30:

Sales, net of sales taxes             163,485,570    155,402,748   187,056,664   174,450,655
Gross profit                            54,792,22     46,709,399    42,340,396    29,734,387
Operating loss                        (50,459,481)   (92,459,481)  (37,395,914)  (37,395,914)
Net loss                             (102,713,199)  (131,713,199)  (27,076,104)  (27,076,104)
Net loss per common share                  (12.82)        (16.44)        (3.38)        (3.38)


THREE MONTHS ENDED SEPTEMBER 30:

Sales, net of sales taxes             132,634,261    125,687,094   175,539,573   165,806,167
Gross profit                           30,628,061     23,680,894    65,260,665    55,527,259
Operating income (loss)               (41,650,545)   (54,650,545)    7,199,869     7,199,869
Net income (loss)                     (59,460,697)   (72,460,697)    4,144,128     4,144,128
Net income (loss) per common share          (7.42)         (9.05)         0.52          0.52


THREE MONTHS ENDED DECEMBER 31:

Sales, net of sales taxes                      --    198,124,905   138,730,851   126,734,756
Gross profit                                   --     42,715,592    54,136,847    42,140,752
Operating income (loss)                        --    (32,301,750)    2,184,450     2,184,450
Net income (loss)                              --     (5,680,270)    2,068,046     2,068,046
Net income (loss) per common share             --          (0.71)         0.26          0.26


YEAR ENDED DECEMBER 31:

Sales, net of sales taxes                      --    657,386,695   713,794,599   667,048,652
Gross profit                                   --    162,599,720   214,858,338   168,112,391
Operating loss                                 --   (181,479,256)  (47,055,065)  (47,055,065)
Net loss                                       --   (210,303,836)  (29,277,019)  (29,277,019)
Net loss per common share                      --         (26.26)        (3.66)        (3.66)


(1) The provisions of Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to a reduction from sales. Prior year amounts have been reclassified to conform to the current year's presentation. The amount of sales incentives recorded as a deduction from sales in accordance with EITF No. 01-9 was RMB 31,669,780 and RMB 46,745,947 for the years ended December 31, 2002 and 2001, respectively. The reclassification had no effect on the Company's net income (loss), working capital deficiency, shareholders' equity (deficiency) or financial position.

(2) In December 2002, the Company conducted a subsequent test and review of its previous assumptions and calculations adopted with respect to the estimates of those impairment charges recorded in its quarterly reports for the three months ended June 30, 2002 and September 30, 2002. The Company determined that some of the assumptions made in the calculations of those impairment charges should be amended to include land use rights, buildings and construction in progress. As a result, the provision for impairment for the three months ended June 30, 2002 with respect to Zhaoqing Brewery should have been recorded as RMB 82,000,000, instead of RMB 40,000,000. The provision for impairment for the three months ended September 30, 2002 with respect to Zao Yang High Worth Brewery should have been recorded as RMB 42,000,000, instead of RMB 29,000,000. Accordingly, as a result of these revisions, the Company's provision for impairment has been restated as RMB 82,000,000 and RMB 82,000,000 for the three months and six months ended June 30, 2002, respectively; and as RMB 42,000,000 and RMB 124,000,000 for the three months and nine months ended September 30, 2002, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following tables and text sets forth the names and ages of all directors and executive officers of the Company as of March 31, 2003, and their positions and offices with the Company. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. There are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

          In conjunction with the reorganization of the Company in 1994 and as a result of the distribution by Oriental Win to its shareholders during August 1996 of all of the shares of common stock of the Company that it owned, West Coast Star Enterprises Ltd. became the controlling shareholder of the Company and acquired the right to appoint a majority of the members of the Board of Directors for so long as it held its shares. On January 22, 2002, new directors and officers were appointed when Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Ltd. ("Lan Wei") acquired a controlling interest in West Cost Star Enterprises Ltd., as well as all of the interest in Rich & Prosper Ltd., a British Virgin Islands corporation holding a significant portion of the issued common stock of the Company.


     DIRECTORS

Name                Age  Date Elected as Director
------------------  ---  ------------------------
Daqing Zheng         56  January 22, 2002
Foqing Lu            56  January 22, 2002
Weixiong Zhu         56  January 22, 2002
Zihang Niu           55  January 22, 2002
Michael Xiao Zheng   40  January 22, 2002


                    EXECUTIVE OFFICERS

                                             Date Elected
Name                Age       Position        as Officer
------------------  ---  ------------------  ------------
Daqing Zheng         56  Chairman and        January 2002
                         Chief Executive
                         Officer

Foqing Lu            56  President           January 2002

Gary C.K. Lui        43  Vice President and  April 1996
                         Chief Financial
                         Officer

Michael Xiao Zheng   40  Vice President      January 2002

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS:

DAQING ZHENG

          Mr. Zheng, Chairman, Chief Executive Officer and a director of the Company, has over 30 years experience in manufacturing. Since the early 1980's, Mr. Zheng has held senior management positions in several enterprises in China that were engaged principally in direct investments. Since 1996, Mr. Zheng has been the General Manager of Zhaoqing City Investment Limited and he has participated extensively in the businesses of those direct investments of the City of Zhaoqing, including the Blue Ribbon Beer business and the manufacturing of aluminum cans. He is currently the Chairman of Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited.

FOQING LU

          Mr. Lu, President and a director of the Company, has over 30 years experience in manufacturing. Since the early 1990's, Mr. Lu has held senior management positions in several large scale manufacturing enterprises in the City of Zhaoqing. During the past five years, he has participated extensively in light industrial and manufacturing enterprises investments and has arranged trade relationships with countries such as the Philippines in the area of glass manufacturing. Mr. Lu is currently the Deputy General Manager and a director of Zhaoqing City Light Industries Group Limited.

WEIXIONG ZHU

          Mr. Zhu, a director of the Company, has over 30 years experience in investing and managing industrial enterprises. Since 1986, Mr. Zhu has held senior management positions in various state-owned and Sino-foreign joint ventures enterprises. He has participated extensively in numerous investment projects of different manufacturing industries in China, such as the second phase expansion project of Blue Ribbon Beer. Mr. Zhu is currently a Deputy General Manager of Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited.

ZIHANG NIU

          Mr. Niu, a director of the Company, has over 30 years experience in manufacturing. He was formerly a director, Vice President and Chief Operating Officer of the Company from November 1994 to July 1997. Since 1986, Mr. Niu has been involved in the Blue Ribbon beer business in China and has held senior management positions in enterprises with brewing related businesses. He has participated in the development processes of the Blue Ribbon beer business in Zhaoqing. Mr. Niu is currently the President of Zhaoqing Blue Ribbon Beer Enterprises and the Chairman and General Manager of Guangdong Blue Ribbon Group Limited.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

          During the year ended December 31, 2002, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid by the Company to its Chairman, President and to its three other most highly compensated executive officers during the last three fiscal years.

                        SUMMARY COMPENSATION TABLE (US$)

Name and                                            Other
Principal                                           Annual
Position                Year   Salary    Bonus   Compensation
----------------------  ----  --------  -------  -------------
Da-qing Zheng (1)       2002  $140,800  $12,800  $      14,300
Chairman and Chief      2001  nil           nil            nil
Executive Officer       2000  nil           nil            nil

Fo-qing Lu (2)          2002  $117,700  $10,700  $      14,300
President               2001  nil           nil            nil
                        2000  nil           nil            nil

Michael Xiao Zheng (3)  2002  $115,500  $ 9,750  $      14,300
Vice President          2001  nil           nil            nil
                        2000  nil           nil            nil

Gary C.K. Lui (4)       2002  $112,600  $11,000  $         nil
Vice-President and      2001   119,000   11,000            nil
Chief Financial         2000   105,840    8,820            nil
Officer

Jin-Qiang Zhang (5)     2002  $ 12,800  $   nil  $       1,300
                        2001   153,600   12,800         15,600
                        2000   153,600   12,800         15,600


Name and                                             Other
Principal                                            Annual
Position                Year  Salary    Bonus    Compensation
----------------------  ----  --------  -------  -------------

Zi-Shou Chen (6)        2002  $107,250  $ 9,750  $      15,600
                        2001    56,200      nil         15,600
                        2000   128,400   10,700         15,600

Guang-wei Liang (7)     2002  $ 10,700  $   nil  $       1,300
                        2001   135,800   10,700         15,600
                        2000     7,200      nil         15,600

John Zhao Li (8)        2002  $  8,600  $   nil  $       1,300
                        2001   103,200    8,600         15,600
                        2000   103,200    8,600         15,600


---------------

(1) Mr. Zheng was elected as Chief Executive Officer of the Company on January 22, 2002. Mr. Zheng continued as the Chairman and a director of the Company subsequent to that date.

(2) Mr. Lu was elected as President of the Company on January 22, 2002. Mr. Lu continued as a director of the Company subsequent to that date.

(3) Mr. Zheng was elected as Vice President of the Company on January 22, 2002. Mr. Zheng continued as a director of the Company subsequent to that date.

(4) Mr. Lui was elected as Vice President of the Company on January 2, 2001, in addition to his position as Chief Financial Officer.

(5) Mr. Zhang was elected as Chief Executive Officer of the Company on May 29, 1999. Mr. Zhang was the Chairman and a director of the Company from May 29, 1999 until January 22, 2002.

(6) Mr. Chen was the President of the Company until February 28, 2001. Mr. Chen continued as an executive director of the Company subsequent to that date and he was appointed the Vice President of the Company on January 22, 2002. He resigned as a director and Vice President of the Company on January 15, 2003 and was appointed Advisor to the Board effective from February 1, 2003.

(7) Mr. Liang was the President of the Company from March 1, 2001 until January 22, 2002.

(8) Mr. Li was President of the Company until July 31, 1997. Mr. Li continued as an officer and director of the Company subsequent to that date until January 22, 2002.


COMPENSATION AGREEMENTS:

     The Company has not entered into any long-term employment or consulting agreements with its officers or directors.


BOARD OF DIRECTORS:

     During the year ended December 31, 2002, five meetings of the Board of Directors were held. All directors attended at least 75% of all board meetings for which they were eligible to attend. All directors receive compensation of US$1,300 per month for serving on the Board of Directors, which aggregated

$107,900 during the year ended December 31, 2002. All directors are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

         The Board of Directors maintains a Compensation Committee and an Audit Committee. As of December 31, 2001, Deng-chen Yin and Lee-Tak Wong were the members of the Compensation Committee and the Audit Committee. On January 22, 2002 and March 25, 2002, Weixiong Zhu and Zihang Niu were appointed as members of the Compensation Committee and the Audit Committee, respectively.


INDEPENDENT PUBLIC ACCOUNTANTS:

         Deloitte Touche Tohmatsu has served as the Company's independent auditors since 1996. Services provided to the Company and its subsidiaries by Deloitte Touche Tohmatsu during the years ended December 31, 2002 and 2001 included the audit of the Company's consolidated financial statements, limited reviews of quarterly reports, and services with respect to various tax matters. During the years ended December 31, 2002 and 2001, Deloitte Touche Tohmatsu invoiced the Company RMB 840,570 and RMB 956,783, respectively, for the audit of the Company's financial statements and for its reviews of the Company's unaudited quarterly financial statements, and RMB 174,004 and RMB 150,230, respectively, for the preparation of various income tax returns.

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

(b) Options may be granted under the Plan from time to time to eligible persons persons to purchase an aggregate of up 800,000 shares of Class A common stock, and no more than 80,000 options may be granted to any one participant in any year.

(c) All ISOs will have option exercise prices per option share equal to the fair market value of a share of Class A common stock on the date the option is granted, except that in the case of ISOs granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the price will be not less than 110% of such fair market value. The option exercise prices per option for for NSO's shall be as determined by the Compensation Committee.

          A summary of all stock options granted pursuant to the Plan to directors, officers and employees of the Company during the years ended December 31, 1998, 1999, 2000, 2001 and 2002 are shown below (no options were granted in 1999, 2001 or 2002). No options were exercised during the years ended December 31, 2000, 2001 or 2002. The exercise price of all stock options was not less than fair market value on the grant date.

                      Options     Exercise        Annual Vesting
                      Granted      Price            Percentage          Expiration Date
                      (In'000)    (In US$)   ------------------------  ------------------
Participant          1998  2000  1998  2000     1998         2000        1998      2000
-------------------  ----  ----  ----  ----  -----------  -----------  --------  --------
Jin-qiang Zhang (3)    40    80  4.26  0.79  50%/25%/25%  50%/25%/25%  12/31/01  12/31/04
Deng-chen Yin (3)      30    65  4.26  0.79  50%/25%/25%  50%/25%/25%  12/31/01  12/31/04
Zi-shou Chen (4)       30    65  3.87  0.72  60%/20%/20%  50%/25%/25%  12/31/05  12/31/04
Guang-wei Liang (3)    30    65  3.87  0.72  60%/20%/20%  50%/25%/25%  12/31/05  12/31/04
John Zhao Li (3)       30    65  3.87  0.72  60%/20%/20%  50%/25%/25%  12/31/05  12/31/04
Lee-tak Wong (3)       30    65  3.87  0.72  60%/20%/20%  50%/25%/25%  12/31/05  12/31/04
Kaicheng Chen (1)      21     -  3.87    --  70%/15%/15%  50%/25%/25%  12/31/05  12/31/04
Wong Yong (1)          21     -  3.87    --  70%/15%/15%  50%/25%/25%  12/31/05  12/31/04
Gary C.K. Lui          21    55  3.87  0.72  70%/15%/15%  50%/25%/25%  12/31/05  12/31/04
Clarence Yip (2)       18    40  3.87  0.72  70%/15%/15%  50%/25%/25%  12/31/05  12/31/04
Cilly Yeung             9    20  3.87  0.72  70%/15%/15%  50%/25%/25%  12/31/05  12/31/04
                     ----  ----
                      280   520
                     ====  ====


---------------

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

(4) Zi-shou Chen resigned as a director and officer of the Company effective January 15, 2003, and pursuant to the Plan, the respective stock options previously granted to him were cancelled.

          The stock options issued to non-employee directors in 1998 were accounted for pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the fair value of stock options issued to non-employees is calculated according to the Black-Scholes option pricing model and is amortized to expense over the vesting period. As a result, the Company recognized RMB nil, RMB nil and RMB 174,452 of compensation expense in 2002, 2001, and 2000, respectively.

          During the years ended December 31, 1998, 1999, 2000, 2001 and 2002, the Company granted stock options to officers of the Company as follows (no options were granted in 1999, 2001 or 2002):

                      Number of   Percent of Options    Weighted
                       Options    Granted to Total      Exercise
                       Granted    Options Granted         Price
                      (In '000)  ------------------  ----------------
Recipient            1998  2000    1998      2000     1998     2000
-------------------  ----  ----  --------  --------  -------  -------

Jin-qiang Zhang (2)    --    80       --      15.0%       --  US$0.79
Zi-shou Chen (3)       30    65     10.7%     12.5%  US$3.87  US$0.72
John Zhao Li (2)       30    65     10.7%     12.5%  US$3.87  US$0.72
Kaicheng Chen (1)      21    --      7.5%       --   US$3.87       --
Wong Yong (1)          21    --      7.5%       --   US$3.87       --
Gary C.K. Lui          21    55      7.5%     10.6%  US$3.87  US$0.72
                     -----  ---  --------  --------
Total                 123   265     43.9%     50.6%
                     =====  ===  ========  ========

---------------

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

(3) Zi-shou Chen resigned as a director and officer of the Company effective January 15, 2003, and pursuant to the Plan, the respective stock options previously granted to him were cancelled.


          A summary of stock options granted to the Company's officers as of December 31, 2002 is shown below. As of December 31, 2002, stock options for a total 629,000 shares of Class A common stock were available for issuance under the Plan. No options were exercised during the years ended December 31, 2000, 2001 and 2002.

                     Number of                       Value of
                     Shares of                      Unexercised
                    Common Stock                   in-the-Money
                     Underlying                     Options at
                    Stock Options     Weighted  Fiscal Year-End (1)
                  -----------------   Exercise  -------------------
Recipient         Unvested  Vested     Price    Unvested  Vested
----------------  --------  -------  ---------  --------  ---------

Zi-shou Chen (2)        --   95,000  US$1.59      US$nil     US$nil
Gary C.K. Lui           --   76,000  US$1.72      US$nil     US$nil
                  --------  -------             --------  ---------
Total                   --  171,000               US$nil     US$nil
                  ========  =======             ========  =========

---------------

(1) The dollar values are calculated by determining the difference between the weighted average exercise price of the stock options and the market price for the Class A common stock of $0.14 per share on December 31, 2002.

(2) Zi-shou Chen resigned as a director and officer of the Company effective January 15, 2003, and pursuant to the Plan, the respective stock options previously granted to him were cancelled.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
DECISIONS:

          The current members of the Compensation Committee and Audit Committee are Zihang Niu and Weixiong Zhu, both of whom are directors of the Company. Daqing Zheng, Foqing Lu and Michael Xiao Zheng are directors of the Company. Daqing Zheng and Weixiong Zhu are also officers and/or directors of Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited. Zihang Niu is an officer and director of Guangdong Blue Ribbon Group Limited (see "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT").


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION - YEAR ENDED DECEMBER 31, 2002:

          The Company's compensation program for its executive officers is administrated and reviewed by the Compensation Committee of the Board of Directors. Historically, executive compensation consists of a combination of base salary and discretionary bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the Company's performance. The determination of discretionary bonuses is based on various factors, including implementation of the Company's business plan, acquisition of assets, development of corporate opportunities and completion of financing.

          The Compensation Committee also believes that executives should have a substantial equity ownership, both through share ownership and through stock options, to provide long-term incentives which link executive compensation to the Company's long-term performance and return to its shareholders. The Company also believes that non-employee directors should have an equity interest in the Company. In that regard, the Company adopted the 1998 Stock Option Plan.

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

Fiscal      S & P
Year      Corporate   Nasdaq    Tsingtao
Ended       - 500    Composite   Brewery     The
December    Stock      Stock       LDT     Company
31,         Index      Index    ("TSGTF")  ("CBRB")
--------  ---------  ---------  ---------  --------
1996            100        100        100       100
1997            131        122         60        38
1998            166        170         40        33
1999            193        306         63        17
2000            175        182         56        13
2001            156        153         69         7
2002            119        103        140         5


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

          As of March 31, 2003, the Company had a total of 8,010,013 shares of common stock issued and outstanding, consisting of 5,010,013 shares of Class A common stock (with no par value) and 3,000,000 shares of Class B common stock (with no par value). The Class A common stock and Class B common stock are identical, except that the Class A common stock has one vote per share and the Class B common stock has two votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder. All common share amounts reflect the 1-for-22 reverse stock split effective November 22, 1994. There are no other classes of equity securities outstanding.

          The following table sets forth, as of March 31, 2003: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares of common stock of the Company beneficially owned, and the percent of the Company's common stock so owned, by each such person, and by all directors and executive officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                         Percent of
                                                          Shares of
Name and Address                 Amount and Nature of   Common Stock
of Beneficial Owner              Beneficial Ownership    Outstanding
-------------------------------  ---------------------  -------------
Zhaoqing City Lan Wei                    6,147,500 (1)          76.7
  Alcoholic Beverage
  (Holdings) Limited
Qin Tian Road, Zhaoqing City
People's Republic of China

Redcliffe Holdings Ltd.                  1,392,000 (2)          17.4
c/o Suite 2002, Fairmont House
8 Cotton Tree Drive
Hong Kong

Daqing Zhang (1) (4)                             -               -

Foqing Lu (4)                                    - (5)           -

Weixiong Zhu (1) (4)                             -               -

Zihang Niu (4)                                   - (5)

Michael Xiao Zheng (4)                           -               -

Gary C.K. Lui (4)                           76,000 (3)            .8

All Directors and                           76,000 (3)            .8
Executive Officers
as a Group (6 persons)

-----------------------

(1) Consists of 4,176,000 shares owned by West Coast Star Enterprises Ltd. ("West Coast") and 1,392,000 shares owned by Top Link Development Limited (including 3,168,000 shares of Class A common stock and 2,400,000 shares of Class B common stock), which were previously controlled by Shenzhen Huaqiang Holdings Limited ("SHHL"). West Coast and Top Link are beneficially owned 80% and 100%, respectively, by SHHL, which is a state-owned enterprise in China. On January 22, 2002, Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited ("Lan Wei") acquired from SHHL all of its equity interest in the Company. On February 15, 2002, the 1,392,000 shares owned by Top Link Development Limited were transferred to Rich & Prosper Ltd., a holding company beneficially controlled by Lan Wei. In February 2002, Lan Wei further acquired 579,500 shares of Class A common stock from a third party through Rich & Proper Ltd., representing an approximately 7.23% equity interest in the Company. Accordingly, the total number of shares beneficially held by Lan Wei are 6,147,500 shares, representing a 76.7% equity interest in the Company.

     Daqing Zhang and Weixiong Zhu are directors or officers of Lan Wei.

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

(4) The address of each such person is c/o the Company, 23/F., Hang Seng Causeway Bay Building, 28 Yee Wo Street, Causeway Bay, Hong Kong.

(5) Mr. Niu and Mr. Lu are minority shareholders of West Coast, but each of them disclaims any beneficial ownership of the shares held by West Coast.


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

NOBLE BREWERY

          During the years ended December 31, 2002 and 2001, the Company purchased for resale beer products from Noble Brewery aggregating RMB 355,495,774 and RMB 341,080,358 and received an allocation of sales incentives from the Marketing Company of RMB 2,446,170 and RMB 22,438,789, respectively, as defined in EITF No. 01-9. During the years ended December 31, 2002 and 2001, the Company also purchased beer products from Noble Brewery aggregating RMB 89,080,304 and RMB 91,015,274, respectively, an amount representing the direct variable cost of producing these beer products, and sold to Noble Brewery raw materials totaling RMB 22,145,721 and RMB 22,575,757, respectively, pursuant to a centralized purchasing system installed by the new pooled management structure. As of December 31, 2002 and 2001, RMB 298,379,194 and RMB 210,805,218, respectively, was due to Noble Brewery for the purchase of beer products and raw material, and was unsecured, interest-free and repayable on demand.

GUANGDONG BLUE RIBBON

          During the years ended December 31, 2002 and 2001, the Company also purchased for resale beer products from Sichuan High Worth Brewery aggregating RMB nil and RMB 10,482,557, respectively.

          During the years ended December 31, 2002 and 2001, the Company paid RMB 4,829,164 and RMB 3,885,953, respectively, equivalent to US$11.70 per ton of beer production, to Guangdong Blue Ribbon as a royalty fee for the right to use the Pabst Blue Ribbon trademarks in China.

RELATED COMPANIES

          As of December 31, 2002 and 2001, the amount due from related companies aggregated RMB 4,647,971 and RMB 1,069,599, respectively, and consisted of amounts due from Guangdong Blue Ribbon and its affiliated companies for trade deposits received on behalf of the Company and expenses paid on behalf of Guangdong Blue Ribbon and its affiliated companies.

          As of December 31, 2002 and 2001, the Company owed an aggregate of RMB 1,560 and RMB 2,400,000, respectively, to companies affiliated with Guangdong Blue Ribbon for the purchase of raw materials, and was unsecured, interest-free and repayable on demand.

OTHER TRANSACTIONS

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

          During 2002, Zao Yang High Worth Brewery received an advance of RMB 11,000,000 from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. The advance was unsecured, interest-free and had no fixed term of repayment. This advance has been utilized to fund the working capital requirements of Zao Yang High Worth Brewery.

          During 2002, the Company loaned RMB 5,500,000 to Zao Yang High Worth Brewery. The loan was unsecured, with interest at 3.6% per annum and was repayable on December 31, 2002. During the year ended December 31, 2002, Zao Yang High Worth Brewery advanced RMB 5,500,000 to Guangdong Blue Ribbon. The advance to Guangdong Blue Ribbon was unsecured, with no agreed-upon interest and no fixed date of repayment. During the year ended December 31, 2002, both of these loans were repaid in full.


ITEM 14.  CONTROLS AND PROCEDURES

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

          (b)  Changes in Internal Controls

          There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation

                                    PART IV.


ITEM 17.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements and exhibits are filed with and as a part of this report.

          Financial Statements

          CBR BREWING COMPANY, INC. AND SUBSIDIARIES

          Report of Independent Auditors
          - Deloitte Touche Tohmatsu

          Consolidated Balance Sheets
          - As of December 31, 2001 and 2002

          Consolidated Statements of Operations
          - Years ended December 31, 2000, 2001 and 2002

          Consolidated Statements of Shareholders' (Deficiency) Equity
          - Years ended December 31, 2000, 2001 and 2002

          Consolidated Statements of Cash Flows
          - Years ended December 31, 2000, 2001 and 2002

          Notes to Consolidated Financial Statements

          ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.

          Report of Independent Auditors
          - Deloitte Touche Tohmatsu

          Balance Sheets
          - As of December 31, 2001 and 2002

          Statements of Operations
          - Years ended December 31, 2000, 2001 and 2002

          Statements of Shareholders' Equity
          - Years ended December 31, 2000, 2001 and 2002

          Statements of Cash Flows
          - Years ended December 31, 2000, 2001 and 2002

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

(b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 2002.

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

                                                   CBR BREWING COMPANY, INC.
                                               ---------------------------------
                                                          (Registrant)

Date:  May 8, 2003                        By:  /s/ Foqing Lu
                                               ---------------------------------
                                               Foqing Lu
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  May 8, 2003                        By:  /s/ Daqing Zheng
                                               ---------------------------------
                                               Daqing Zheng
                                               Chief Executive Officer and
                                                 Director


Date:  May 8, 2003                        By:  /s/ Foqing Lu
                                               ---------------------------------
                                               Foqing Lu
                                               President and Director


Date:  May 8, 2003                        By:  /s/ Michael Xiao Zheng
                                               ---------------------------------
                                               Michael Xiao Zheng
                                               Vice President and Director


Date:  May 8, 2003                        By:  /s/ Gary C. K. Lui
                                               ---------------------------------
                                               Gary C. K. Lui
                                               Vice President and
                                                 Chief Financial Officer


Date:  May 8, 2003                        By:  /s/ Weixiong Zhu
                                               ---------------------------------
                                               Weixiong Zhu
                                               Director


Date:  May 8, 2003                        By:  /s/ Zihang Niu
                                               ---------------------------------
                                               Zihang Niu
                                               Director

                                 CERTIFICATIONS

     I, Da-qing Zheng, certify that:

1. I have reviewed this annual report on Form 10-K of CBR Brewing Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 8, 2003                                     By: /s/ DA-QING ZHENG
                                                    -------------------------
                                                    Da-qing Zheng
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                 CERTIFICATIONS

     I, Gary C.K. Lui, certify that:

1. I have reviewed this annual report on Form 10-K of CBR Brewing Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 8, 2003                                     By: /s/ GARY C.K. LUI
                                                    ------------------------
                                                    Gary C.K. Lui
                                                    Vice President and Chief
                                                    Financial Officer

                    CBR BREWING COMPANY, INC.
                    -------------------------

                    Consolidated Financial Statements
                    and Independent Auditors' Report
                    For the years ended December 31, 2002, 2001 and 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




CBR BREWING COMPANY, INC

Independent auditors' report . . . . . . . . . . . . . . . .        F - 1


Consolidated balance sheets at December 31, 2002 and 2001. .        F - 2


Consolidated statements of operations for the years ended
  December 31, 2002, 2001 and 2000 . . . . . . . . . . . . .        F - 3


Consolidated statements of shareholders' (deficiency) equity
  for the years ended December 31, 2002, 2001 and 2000 . . .        F - 4


Consolidated statements of cash flows
  for the years ended December 31, 2002, 2001 and 2000 . . .        F - 5


Notes to consolidated financial statements . . . . . . . . .  F - 6  -  F - 34

INDEPENDENT AUDITORS' REPORT
----------------------------

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CBR BREWING COMPANY, INC.
---------------------------------------------

We have audited the accompanying consolidated balance sheets of CBR Brewing Company, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' (deficiency) equity, and cash flows for each of the three years in the period ended December 31, 2002 (all expressed in Renminbi). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such accompanying consolidated financial statements present fairly, in all material respects, the financial position of CBR Brewing Company, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses, has a working capital deficiency as of December 31, 2002, certain bank borrowing agreements as of December 31, 2002 had expired, and its sub-license to produce and distribute Pabst Blue Ribbon beer in China expires on November 7, 2003. In addition, as described in Note 22, the majority shareholder of the Company's associated company is experiencing severe financial difficulties and management and other uncertainties which may impact the operations of the associated company and its ability to renew its sub-license to produce and distribute Pabst Blue Ribbon beer in China. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Deloitte Touche Tohmatsu
Hong Kong
April 10, 2003, except the 3rd paragraph of Note 23, as to which the date is April 15, 2003

                            CBR BREWING COMPANY, INC.
                            -------------------------

                          CONSOLIDATED BALANCE SHEETS

                                                                     As of December 31,
                                                          ----------------------------------------
                                                              2002          2002          2001
                                                          ------------  -------------  -----------
                                                              US$            RMB           RMB
                                                            (Note 3)
                                     ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .   14,105,430    117,075,072    71,366,480
  Accounts receivable, net of allowance for doubtful
    accounts of RMB90,991,024 and RMB104,632,067
    for 2002 and 2001, respectively (Note 4) . . . . . .   13,812,171    114,641,020    59,978,050
  Bills receivable (Note 5). . . . . . . . . . . . . . .       60,241        500,000     4,465,000
  Income tax receivable (Note 10). . . . . . . . . . . .      232,260      1,927,759             -
  Inventories (Note 6) . . . . . . . . . . . . . . . . .    6,527,713     54,180,017    53,313,982
  Amounts due from related companies (Note 15h). . . . .      559,997      4,647,971     1,069,599
  Prepayments and deposits . . . . . . . . . . . . . . .    1,109,891      9,212,093    14,827,385
  Other receivables. . . . . . . . . . . . . . . . . . .    1,338,508     11,109,615    11,460,511
                                                          ------------  -------------  -----------
Total current assets . . . . . . . . . . . . . . . . . .   37,746,211    313,293,547   216,481,007
Interest in an associated company (Note 7) . . . . . . .   25,754,254    213,760,312   259,164,383
Property, plant and equipment, net (Note 8). . . . . . .    7,733,362     64,186,910   217,668,104
                                                          ------------  -------------  -----------
Total assets . . . . . . . . . . . . . . . . . . . . . .   71,233,827    591,240,769   693,313,494
                                                          ============  =============  ===========

                LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
  Bank borrowings (Note 9) . . . . . . . . . . . . . . .   15,761,291    130,818,717   109,835,524
  Accounts payable . . . . . . . . . . . . . . . . . . .    2,190,633     18,182,253    21,699,421
  Accrued advertising expenses . . . . . . . . . . . . .    6,684,171     55,478,622    49,965,672
  Accrued other liabilities. . . . . . . . . . . . . . .   12,323,908    102,288,435    94,463,614
  Amounts due to related companies (Note 15i). . . . . .          188          1,560     2,435,577
  Amount due to an associated company (Note 7) . . . . .   35,949,300    298,379,194   210,805,218
  Sales taxes payable (Note 11). . . . . . . . . . . . .    3,336,520     27,693,120    23,160,813
                                                          ------------  -------------  -----------
Total current liabilities. . . . . . . . . . . . . . . .   76,246,011    632,841,901   512,365,839
                                                          ------------  -------------  -----------
Long-term liabilities:
  Bank borrowings (Note 9) . . . . . . . . . . . . . . .       18,706        155,260    12,400,211
                                                          ------------  -------------  -----------
Minority interests . . . . . . . . . . . . . . . . . . .            -              -             -
                                                          ------------  -------------  -----------
Commitments and contingencies (Note 22)

Shareholders' (deficiency) equity:
  Common stock
    - Class A, US$0.0001 par value, 90,000,000 shares
        authorized, shares issued and outstanding: 2002
        and 2001, 5,010,013 shares . . . . . . . . . . .          515          4,273         4,273
    - Class B, US$0.0001 par value, 10,000,000 shares
        authorized, shares issued and outstanding: 2002
        and 2001, 3,000,000 shares . . . . . . . . . . .          308          2,559         2,559
    Additional paid-in capital . . . . . . . . . . . . .   12,935,162    107,361,845   107,361,845
    General reserve and enterprise development funds . .    2,257,255     18,735,220    16,108,349
    (Deficit) retained earnings. . . . . . . . . . . . .  (20,224,130)  (167,860,289)   45,070,418
                                                          ------------  -------------  -----------
Total shareholders' (deficiency) equity. . . . . . . . .   (5,030,890)   (41,756,392)  168,547,444
                                                          ------------  -------------  -----------
Total liabilities and shareholders' (deficiency) equity.   71,233,827    591,240,769   693,313,494
                                                          ============  =============  ===========

          See accompanying notes to consolidated financial statements.

                            CBR BREWING COMPANY, INC.
                            -------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Years ended December 31,
                                                               --------------------------------------------------------
                                                                   2002          2002           2001          2000
                                                               ------------  -------------  ------------  -------------
                                                                   US$            RMB           RMB            RMB
                                                                 (Note 3)

Sales (Note 3). . . . . . . . . . . . . . . . . . . . . . . .   81,712,393    678,212,865   687,117,891    943,320,894
Sales taxes (Note 11) . . . . . . . . . . . . . . . . . . . .    2,509,177     20,826,170    20,069,239     21,295,165
                                                               ------------  -------------  ------------  -------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .   79,203,216    657,386,695   667,048,652    922,025,729
Cost of sales, including net inventory transferred from (to)
  an associated company of RMB66,934,582 for 2002 and
  RMB68,439,517 for 2001 and RMB(97,829) for 2000,
  respectively; inventory purchased from related companies
  of RMB355,495,774, RMB351,562,915 and RMB550,121,019
  in 2002, 2001 and 2000, respectively; and royalty fee paid to a related company of RMB4,829,164, RMB3,885,963
  and RMB5,059,063 in 2002, 2001 and 2000, respectively
  (Note 15b - e). . . . . . . . . . . . . . . . . . . . . . .   59,612,889    494,786,975   498,936,261    735,168,158
                                                               ------------  -------------  ------------  -------------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .   19,590,327    162,599,720   168,112,391    186,857,571
Selling, general and administrative expenses. . . . . . . . .   24,031,608    199,462,346   186,528,058    274,949,769
Fair value of stock options issued for services rendered
  (Note 16) . . . . . . . . . . . . . . . . . . . . . . . . .            -              -             -        174,452
Impairment of property, plant and equipment (Note 17) . . . .   17,349,398    144,000,000     2,750,000      6,000,000
Write-off of investment in subsidiary (Note 17) . . . . . . .            -              -     1,224,109              -
Restructuring costs (Note 18) . . . . . . . . . . . . . . . .            -              -    22,309,236              -
Loss on disposal of property, plant and equipment, net of
  gain from a related company of nil in 2002 and 2001 and
  RMB4,110 in 2000 (Note 15g) . . . . . . . . . . . . . . . .       74,293        616,630     2,356,053         21,954
                                                               ------------  -------------  ------------  -------------
Operating loss. . . . . . . . . . . . . . . . . . . . . . . .  (21,864,972)  (181,479,256)  (47,055,065)   (94,288,604)
                                                               ------------  -------------  ------------  -------------
Other income:
  Interest income . . . . . . . . . . . . . . . . . . . . . .       69,485        576,729       724,375      1,799,932
  Foreign exchange gains. . . . . . . . . . . . . . . . . . .            -              -       102,918              -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .      175,075      1,453,123       901,775        589,713
                                                               ------------  -------------  ------------  -------------
Total other income. . . . . . . . . . . . . . . . . . . . . .      244,560      2,029,852     1,729,068      2,389,645
                                                               ------------  -------------  ------------  -------------
Other expense:
  Interest expense, including interest paid to related
    companies of nil in 2002 and 2001 and RMB115,855
    in 2000 (Note 15f). . . . . . . . . . . . . . . . . . . .      933,916      7,751,522     7,833,887     10,728,115
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,880         23,894             -         88,004
                                                               ------------  -------------  ------------  -------------
Total other expenses. . . . . . . . . . . . . . . . . . . . .      936,796      7,775,416     7,833,887     10,816,119
                                                               ------------  -------------  ------------  -------------
Loss before income taxes, minority interests and equity
  in (loss) earnings of an associated company . . . . . . . .  (22,557,208)  (187,224,820)  (53,159,884)  (102,715,078)
Income taxes (Note 10). . . . . . . . . . . . . . . . . . . .       39,264        325,894        40,000      4,140,152
                                                               ------------  -------------  ------------  -------------
Loss before minority interests and equity in (loss) earnings of an associated company. . . . . . . . . . . . . . . . . .  (22,596,472)  (187,550,714)  (53,199,884)  (106,855,230)
Minority interests. . . . . . . . . . . . . . . . . . . . . .     (910,056)    (7,553,467)   15,069,258     38,485,032
                                                               ------------  -------------  ------------  -------------
Loss before equity in (loss) earnings of an associated
  company . . . . . . . . . . . . . . . . . . . . . . . . . .  (23,506,528)  (195,104,181)  (38,130,626)   (68,370,198)
Equity in (loss) earnings of an associated company,
 net of taxes . . . . . .. . . . . . . . . . . . . . . . . . .  (1,831,282)   (15,199,655)    8,853,607     39,465,006
                                                               ------------  -------------  ------------  -------------
Net loss for the year . . . . . . . . . . . . . . . . . . . .  (25,337,810)  (210,303,836)  (29,277,019)   (28,905,192)
                                                               ============  =============  ============  =============
Net loss per share - basic and diluted. . . . . . . . . . . .        (3.16)        (26.26)        (3.66)         (3.61)
                                                               ============  =============  ============  =============
Weighted average number of shares of common stock
  outstanding - basic and diluted . . . . . . . . . . . . . .    8,010,013      8,010,013     8,010,013      8,010,013
                                                               ============  =============  ============  =============

          See accompanying notes to consolidated financial statements.

                            CBR BREWING COMPANY, INC.
                            -------------------------

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY

                                            Common stock
                               --------------------------------------
                                                         Amount
                                     Shares           par value of                                                  Total
                                   outstanding        US$0.0001 each   Additional                 (Deficit)     shareholders'
                               --------------------  ----------------    paid-in      Reserve      retained     (deficiency)'
                                Class A    Class B   Class A  Class B    capital       funds       earnings        equity
                               ---------  ---------  -------  -------  -----------  -----------  -------------  -------------
                                                       RMB      RMB        RMB          RMB           RMB            RMB
                                                                                      (Note 13)      (Note 13)

Balance at January 1, 2000. .  5,010,013  3,000,000    4,273    2,559  107,187,393  14,074,390    105,286,588    226,555,203
Net loss. . . . . . . . . . .          -          -        -        -            -           -    (28,905,192)   (28,905,192)
Appropriation . . . . . . . .          -          -        -        -            -   1,583,959     (1,583,959)             -
Fair value of stock
options issued for
services rendered
  (Note 16) . . . . . . . . .          -          -        -        -      174,452           -              -        174,452
                               ---------  ---------  -------  -------  -----------  -----------  -------------  -------------
Balance at December 31, 2000.  5,010,013  3,000,000    4,273    2,559  107,361,845  15,658,349     74,797,437    197,824,463
Net loss. . . . . . . . . . .          -          -        -        -            -           -    (29,277,019)   (29,277,019)
Appropriation . . . . . . . .          -          -        -        -            -     450,000       (450,000)             -
                               ---------  ---------  -------  -------  -----------  -----------  -------------  -------------
Balance at December 31, 2001.  5,010,013  3,000,000    4,273    2,559  107,361,845  16,108,349     45,070,418    168,547,444
Net loss. . . . . . . . . . .          -          -        -        -            -           -   (210,303,836)  (210,303,836)
Appropriation . . . . . . . .          -          -        -        -            -   2,626,871     (2,626,871)             -
                               ---------  ---------  -------  -------  -----------  -----------  -------------  -------------
Balance at December 31, 2002.  5,010,013  3,000,000    4,273    2,559  107,361,845  18,735,220   (167,860,289)   (41,756,392)
                               =========  =========  =======  =======  ===========  ===========  =============  =============
Converted to US$
Balance at December 31, 2002                             515      308   12,935,162   2,257,255    (20,224,130)    (5,030,890)
                                                     =======  =======  ===========  ===========  =============  =============


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

                            CBR BREWING COMPANY, INC.
                            -------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years ended December 31,
                                                               ---------------------------------------------------------
                                                                   2002          2002           2001           2000
                                                               ------------  -------------  -------------  -------------
                                                                   US$            RMB            RMB            RMB
                                                                 (Note 3)
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  (25,337,810)  (210,303,836)   (29,277,019)   (28,905,192)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Provision for doubtful accounts . . . . . . . . . . . . .    2,218,305     18,411,931     22,979,523     21,869,566
    Depreciation and amortization . . . . . . . . . . . . . .    2,486,601     20,638,791     28,211,135     28,288,206
    Fair value of stocks options issued for services rendered            -              -              -        174,452
    Impairment of property, plant and equipment . . . . . . .   17,349,399    144,000,000      2,750,000      6,000,000
    Write-off of investment in subsidiary . . . . . . . . . .            -              -      1,224,109              -
    Loss on disposal of property, plant and equipment . . . .       74,293        616,630      2,356,053         21,954
    Equity in loss (earnings) of an associated company. . . .    1,831,282     15,199,655     (8,853,607)   (39,465,006)
    Minority interests. . . . . . . . . . . . . . . . . . . .      910,056      7,553,467    (15,069,258)   (38,485,032)
Changes in operating assets and liabilities:
  Increase in accounts receivable . . . . . . . . . . . . . .   (8,804,205)   (73,074,901)   (14,248,760)   (45,704,613)
  Decrease in bills receivable. . . . . . . . . . . . . . . .      477,711      3,965,000     21,175,000      1,693,650
  (Increase) decrease in inventories. . . . . . . . . . . . .     (104,342)      (866,035)    (2,732,005)    22,659,971
  (Increase) decrease in amounts due from related
    companies . . . . . . . . . . . . . . . . . . . . . . . .     (431,130)    (3,578,372)      (445,801)    24,023,012
  Decrease in prepayments, deposits and other receivables . .      718,818      5,966,188        544,555      9,159,939
  Increase in accounts payable and accrued liabilities. . . .    1,183,205      9,820,603        225,216     48,431,851
  Increase in amount due to an associated company . . . . . .   10,551,081     87,573,976      6,862,322      9,048,369
  Changes in income taxes payable and receivable. . . . . . .     (232,260)    (1,927,759)    (5,656,663)    (3,287,428)
  Increase in sales taxes payable . . . . . . . . . . . . . .      546,061      4,532,307         38,367      3,902,747
                                                               ------------  -------------  -------------  -------------
Net cash provided by operating activities . . . . . . . . . .    3,437,065     28,527,645     10,083,167     60,222,966
                                                               ------------  -------------  -------------  -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment. . . . . . . . .   (1,434,244)   (11,904,227)   (11,266,668)   (30,531,758)
  Dividend received from an associated company. . . . . . . .    3,639,086     30,204,416              -     40,796,520
  Proceeds from disposal of property, plant and
    equipment . . . . . . . . . . . . . . . . . . . . . . . .       15,663        130,000              -        160,538
  Decrease in non-current assets. . . . . . . . . . . . . . .            -              -      1,287,747      9,462,506
                                                               ------------  -------------  -------------  -------------
Net cash provided by (used in) investing activities . . . . .    2,220,505     18,430,189     (9,978,921)   (20,908,714)
                                                               ------------  -------------  -------------  -------------
Cash flows from financing activities:
  New bank borrowings . . . . . . . . . . . . . . . . . . . .   10,602,409     88,000,000    121,104,000    108,771,703
  Repayment of bank borrowings. . . . . . . . . . . . . . . .   (9,549,609)   (79,261,758)  (123,569,393)  (109,461,363)
  Capital contribution by minority interests. . . . . . . . .    1,325,301     11,000,000              -              -
  (Decrease) increase in amounts due to related companies . .     (293,255)    (2,434,017)   (12,985,433)     4,210,473
  Repayment of advances from shareholders . . . . . . . . . .            -              -              -    (36,719,200)
  Payment of capital lease obligations. . . . . . . . . . . .            -              -              -     (2,847,911)
  Payment of cash dividend to minority interests. . . . . . .   (2,235,357)   (18,553,467)    (3,600,000)   (19,007,510)
                                                               ------------  -------------  -------------  -------------
Net cash used in financing activities . . . . . . . . . . . .     (150,511)    (1,249,242)   (19,050,826)   (55,053,808)
                                                               ------------  -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents. . . . .    5,507,059     45,708,592    (18,946,580)   (15,739,556)
Cash and cash equivalents at beginning of the year. . . . . .    8,598,371     71,366,480     90,313,060    106,052,616
                                                               ------------  -------------  -------------  -------------
Cash and cash equivalents at end of the year. . . . . . . . .   14,105,430    117,075,072     71,366,480     90,313,060
                                                               ============  =============  =============  =============

          See accompanying notes to consolidated financial statements.

CBR BREWING COMPANY, INC.
-------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     CBR Brewing Company, Inc. (the "Company"), formerly Natural Fuels, Inc. and National Sweepstakes, Inc., was originally incorporated as Video Promotions, Inc. on April 20, 1988 under the laws of the State of Florida. At December 31, 2001, the Company's principal shareholder was Shenzhen Huaqiang Holdings Limited ("Huaqiang"), incorporated in the People's Republic of China (the "PRC" or "China"), which held indirectly 63.2% of the outstanding Class A common stock and 80% of the outstanding Class B common stock. Effective January 10, 2002, Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited ("Lan Wei") acquired from Huaqiang all of its equity interest in the Company. The transaction was approved by the relevant PRC governmental authorities in April 2002. Lan Wei is a company controlled by the City of Zhaoqing, which is located in Guangdong Province, PRC. As a result of this transaction, management and the Board of Directors of the Company were changed on January 22, 2002.

     In February 2002, Lan Wei acquired Class A common shares representing an additional approximate 7.2% equity interest in the Company from a third party in a private transaction. As part of this transaction, Lan Wei also acquired Huaqiang's 19.6% equity interest in Noble China Inc., a public company formerly traded on the Toronto Stock Exchange.

     Effective February 28, 2003, CBR Brewing Company, Inc. reincorporated from the State of Florida in the United States of America ("US") to the British Virgin Islands ("BVI") by merging into its wholly-owned BVI subsidiary, High Worth Holdings Limited ("High Worth Holdings"). This off-shore reincorporation of the Company was for tax planning purposes, since all of the Company's assets and operations are currently located in the PRC and are expected to continue to be located outside the US in the future. The reincorporation had no effect on the Company's current business operations in the PRC. On March 3, 2003, High Worth Holdings changed its name to CBR Brewing Company Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates) and the members of the Board of Directors were replaced by the Board members of the Florida corporation.

     The Agreement and Plan of Merger related to the reincorporation dated January 24, 2003 was approved by majority of shareholders of each class of common stock outstanding as of December 31, 2002. High Worth Holdings was the surviving corporation subsequent to the merger and possesses all of the rights, privileges, powers and franchises and is subject to all the restrictions, disabilities and duties of the dissolved Florida corporation. Each Class A share of the Florida corporation was converted into one fully paid and non-assessable (with no face value) Class A share of capital stock of the BVI corporation and each Class B share of the Florida corporation was converted into one fully paid and non-assessable (with no face value) Class B share of capital stock of the BVI corporation. The surviving BVI corporation assumed and continued the public reporting obligations of the dissolved Florida corporation under the new OTC Bulletin Board trading symbol "CBRAF", and the consolidated operations of the Company continued without interruption.

     The Company is a holding company and its principal subsidiaries are engaged in the production and sale of beer in the PRC. Substantially all of the beer currently sold by the Company is marketed under the Pabst Blue Ribbon label, and is brewed under a sub-license agreement with Guangdong Blue Ribbon Group Co., Ltd. ("Guangdong Blue Ribbon"), which, through an assignment and transfer, obtained its license from Pabst Brewing Company ("Pabst US"). The term of this sub-license expires on November 7, 2003.

CBR BREWING COMPANY, INC.
-------------------------


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

     Prior to the reincorporation, the Company's wholly-owned subsidiary, High Worth Holdings, was a holding company that was formed solely to effect the acquisition of a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery"). High Worth Brewery is a Sino-foreign equity joint venture enterprise that was registered in the PRC on July 2, 1994 in which Guangdong Blue Ribbon, an unrelated joint stock limited company incorporated in the PRC, and High Worth Holdings hold 40% and 60% interests, respectively.

     On October 31, 1994, High Worth Brewery acquired a 100% interest in Zhaoqing Brewery, including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Blue Ribbon Noble"). Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth Brewery, Zhaoqing Brewery was a wholly-owned subsidiary of Blue Ribbon Group. Blue Ribbon Noble is a Sino-foreign equity joint venture enterprise which was registered in the PRC on October 8, 1993, in which Goldjinsheng Holding Limited ("Goldjinsheng"), an unrelated party, and Zhaoqing Brewery held 60% and 40% interests, respectively. Zhaoqing Brewery and Blue Ribbon Noble are both engaged in the production and sale of beer products in the PRC.

     In April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and commenced the production of Blue Ribbon beer. Pursuant to the terms of a sub-license agreement, the Blue Ribbon Group granted Zhaoqing Brewery the right to produce and distribute Blue Ribbon beer under the Pabst trademarks in the PRC at a royalty fee of US$11.70 for each metric ton produced.

     Pursuant to the terms of a sub-license agreement, the Blue Ribbon Group granted Blue Ribbon Noble the right in the PRC to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. However, the production right of Blue Ribbon Noble is confined exclusively to the Guangdong Province and it does not preclude High Worth Brewery's production right in Guangdong as described in notes 22(a) and 22(b). The sub-license agreement is valid until November 7, 2003. In consideration for the sub-license granted, Blue Ribbon Noble is obligated to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

     On February 19, 1995, Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing") was registered as a limited company in the PRC and is owned 70% by Zhaoqing Brewery and 30% by Blue Ribbon Group. Blue Ribbon Marketing was appointed as the sole distributor to conduct the distribution, marketing and promotion of all Pabst Blue Ribbon beer products produced by Zhaoqing Brewery and Blue Ribbon Noble. Blue Ribbon Marketing started to purchase beer products from Zhaoqing Brewery and Blue Ribbon Noble in April 1995 and July 1995, respectively.

     On April 5, 1995, CBR Finance (BVI) Ltd. (the "Finance Company"), which is wholly-owned by the Company, was incorporated in the BVI. The Finance Company has remained dormant since incorporation.

     In January 1996, Zhaoqing Brewery transferred all of its operating assets and liabilities to High Worth Brewery pursuant to the original Joint Venture Agreement, the Asset Transfer Agreement signed in May 1994, and the relevant government regulations. Subject to the completion of certain legal procedures and documentation, the investments in Blue Ribbon Noble and Blue Ribbon Marketing were transferred to High Worth Brewery. Zhaoqing Brewery is currently acting as the nominee for High Worth Brewery with respect to the investments in Blue Ribbon Noble and Blue Ribbon Marketing.

CBR BREWING COMPANY, INC.
-------------------------


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

     Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will then be transferred to High Worth Brewery (Zhaoqing Brewery and High Worth Brewery are used interchangeably to refer to the same entity). During the three years ended December 31, 2002, the operating activities of Zhaoqing Brewery were part of High Worth Brewery.

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

     During November 2002, High Worth Brewery and Zao Yang Brewery agreed to contribute additional capital of RMB 24,444,500 to Zao Yang High Worth Brewery in proportion to their respective equity interest of 55% and 45%. High Worth Brewery contributed RMB13,444,500 through a deduction from its intercompany balance due from Zao Yang High Worth Brewery and Zao Yang Brewery made a cash contribution of RMB11,000,000 effective December 31, 2002.

     On January 20, 1998, Zhaoqing Brewery and Goldjinsheng entered into an agreement which calls for the interest of Goldjinsheng in Blue Ribbon Noble to be transferred to Linchpin Holdings Limited ("Linchpin"), a subsidiary of Noble China Inc. In March 1999, approval from the relevant PRC authorities for the registration of the Linchpin transfer was obtained. Linchpin and Zhaoqing Brewery currently own 60% and 40% equity interests in Blue Ribbon Noble, respectively.

     Effective December 30, 1997, the Company, through High Worth Brewery, entered into a Settlement Agreement with Blue Ribbon Group to arrange to acquire a 51% interest in Sichuan Brewery, equivalent to an effective interest of 31%. Prior to the completion of the 51% interest acquisition, pursuant to an Equity Transfer Agreement signed on January 19, 1999, High Worth Brewery received a 15% consideration-free equity interest in Sichuan Brewery, equivalent to an effective interest of 9%.

     On June 5, 1999, the business of Sichuan Brewery was transferred to Sichuan High Worth Brewery. The total registered and paid-up capital of Sichuan High Worth Brewery was RMB51,221,258. High Worth Brewery's 15% equity interest is consideration-free but was entitled to share in the profits of Sichuan High Worth Brewery.

     During April 2001, as a result of continuing operating losses and adverse market conditions, the Company conducted discussions with its partners in Sichuan High Worth Brewery, resulting in an agreement to withdraw from Sichuan High Worth Brewery. The Company agreed to give up its effective interest of 9% in Sichuan High Worth Brewery, and was released from any liability for the brewery's accumulated losses. As part of this agreement, Sichuan High Worth Brewery's right to produce Pabst Blue Ribbon beer was terminated. The Company expects that Sichuan High Worth Brewery will be dissolved pending the approval of the local government authorities. This transaction did not have any impact on the Company's results of operations or financial position, since the sales of Sichuan High Worth Brewery in the Sichuan region have been reallocated between Zhaoqing Brewery and Blue Ribbon Noble and the interest in Sichuan High Worth Brewery was originally acquired for no consideration.

CBR BREWING COMPANY, INC.
-------------------------


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES - continued

     On October 18, 1999, High Worth Holdings, through its then wholly-owned subsidiary, March International Group Limited ("March International"), signed a formal Joint Venture Agreement with Jilin Province Jiutai City Brewery and Jilin Province Chuang Xiang Zhi Yie Ltd, both of which are unaffiliated PRC companies, to form Jilin Lianli (CBR) Brewing Company Ltd. ("Jilin Lianli Brewery"). Jilin Province Jiutai City Brewery and Jilin Province Chuang Xiang Zhi Ltd. received equity interests in Jilin Lianli Brewery of 40% and 9%, respectively. Subsequent to the improvement of the brewing equipment and the installation of a new packing line, Jilin Lianli Brewery commenced operations in May 2000. However, due to weak market response and the inability of the Chinese local partners to honor their portion of the working capital commitment, the production and operation of Jilin Lianli Brewery was formally terminated in December 2000. As of December 31, 2001, the Company has written off a total of RMB13,788,550 with respect to this investment (see Note 17). On July 9, 2002, March International was formally dissolved.

     During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to evaluate the potential to coordinate and enhance the operations of Zhaoqing Brewery, Blue Ribbon Noble and Blue Ribbon Marketing. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Blue Ribbon Noble and Blue Ribbon Marketing were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" in order to achieve improved coordination of human resources, financial, production and marketing activities, greater efficiency and improved operating profitability. Zhaoqing Brewery, Blue Ribbon Noble and Blue Ribbon Marketing each remain as legally distinct entities (see Note 15(a)).


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

     The major adjustments made to the relevant PRC statutory financial statements to conform with US GAAP consist of the reclassification of certain expense items from equity appropriations to charges against income, adjustments for sales, other income and purchases recognized on a cash basis, and adjustments for depreciation charges, allowance for doubtful accounts, deferred taxation, and revaluation and impairment of property, plant and equipment.

     As a result of the substantial operating losses incurred by the Company during the years ended December 31, 2002 and 2001, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at December 31, 2002 reflected an aggregated debit balance of RMB 108,386,516. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 108,386,516 was charged to operations during the year ended December 31, 2002. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.

CBR BREWING COMPANY, INC.
-------------------------


2.   BASIS OF PRESENTATION - continued

     The Company has incurred significant losses during the years ended December 31, 2002, 2001 and 2000, has a net working capital deficiency of RMB319,548,354 as of December 31, 2002, certain bank borrowing agreements as of December 31, 2002 had expired and its sub-license to produce and distribute Pabst Blue Ribbon beer expires on November 7, 2003. In addition, as described in Note 22, Noble China Inc., the majority shareholder of the Company's associated company, is experiencing severe financial difficulties and management and other uncertainties which may impact the operations of Blue Ribbon Noble and its ability to renew its sub-license to continue to produce and distribute Pabst Blue Ribbon in China. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

     During 2002, the Company experienced reduced net sales as a result of intense competition. The Company expects that these pressures will continue in 2003, resulting in continuing net losses, at least for the remainder of 2003.

     During 2002, the Company implemented a series of new sales programs to launch various newly developed or modified local brand beers into the market, including brands such as "Lanli", "Lancheng", "Lanshi", "Xile" and "Zhaopi". Together with the local brand beer "Di Huang Quan" produced by Zao Yang High Worth Brewery, the Company intends to increase its marketing efforts with respect to these new local brands. If the Company is unable to obtain a new sub-license to produce Pabst Blue Ribbon beer in China after November 7, 2003, these new local brands would be expected to become the main product lines and the major source of revenues for High Worth Brewery and Zao Yang High Worth Brewery after the expiration of the Pabst sub-license on November 7, 2003. However, pursuant to the joint venture agreement of Blue Ribbon Noble, the Company will continue to manage the daily operations of Blue Ribbon Noble until the expiration of the joint venture on June 10, 2013. In May 1999, Noble China Inc. entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in the PRC for 30 years commencing in November 2003. Accordingly, management currently believes that Blue Ribbon Noble will be able to obtain a sub-license from Noble China Inc., the 60% shareholder of Blue Ribbon Noble, to continue to produce and sell Pabst Blue Ribbon beer in China after November 7, 2003, although there can be no assurances in this regard (see Note 22).

     The Company has implemented an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of High Worth Brewery, Blue Ribbon Noble and Blue Ribbon Marketing, the Company implemented a large scale restructuring plan in 2001 in which almost one-third of the work force was eliminated. Although effective control of the Company changed on January 22, 2002 and a new management team was appointed to operate the Company in 2002, the Company anticipates that the consolidation plan will continue if it is unable to regain profitability in the near future.

     In January 2003, the Company reorganized its marketing teams by reducing the number of branch offices from 15 to 6. Management believes that the reduction in branch offices will enhance the implementation of its marketing strategies through clearer responsibilities and can allow its sales force to more effectively attempt to arrest the decline in sales volume. However, there can be no assurances that the Company will become profitable in the near future. The Company may consider more severe restructuring alternatives if it is unable to operate profitably in the near future.

CBR BREWING COMPANY, INC.
-------------------------


2.   BASIS OF PRESENTATION - continued

     The Company anticipates that its operating cash flows, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the year ending December 31, 2003. If the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operations at current levels and continue as a going concern.


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

     Property, plant and equipment - Property, plant and equipment is stated at cost less depreciation and amortization. Impaired assets are stated at fair value. Depreciation and amortization are provided on the straight line method based on the estimated useful lives of the assets as follows:

     Land use rights . . . . . . . . . .   8-11 years
     Buildings . . . . . . . . . . . . .   8-11 years
     Plant, machinery and equipment. . .   8-11 years
     Motor vehicles. . . . . . . . . . .   5-10 years

     According to the laws of the PRC, the title to all PRC land is retained by the PRC government. The land use rights represent the cost for the rights to use the land for premises granted by the State Land Administration Bureau. The land use rights are stated at cost and together with buildings and plant, machinery and equipment are amortized over the estimated production life of the related breweries. During 2002, the Company recorded impairment charges on land use rights, buildings, plant, machinery and equipment, and construction in progress, which resulted in a change of the estimated useful lives of the assets. The change, which was principally implemented during the three months ended June 30, 2002, reduced depreciation expense, net loss and net loss per share by RMB7,600,000, RMB7,600,000 and RMB950,000, respectively.

CBR BREWING COMPANY, INC.
-------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Construction in progress is stated at cost less impairment. It comprises the direct costs of buildings, machinery and equipment under construction and deposits and prepayments made on machinery and equipment pending installation. Cost comprises the direct cost of construction and finance expenses arising from borrowings used to finance the construction of buildings, machinery and equipment until the construction, installation and testing are complete. No depreciation is provided until the relevant assets are available for commercial use.

     Leased assets - Leases that transfer substantially all the rewards and risks of ownership of assets to the Company are accounted for as capital leases. At the inception of a capital lease, the cost of the leased asset is capitalized at the present value of the minimum lease payments and recorded together with the obligation, excluding the interest element, to reflect the purchase and financing. Assets held under capital leases are included in property, plant and equipment and are depreciated over their estimated useful lives.

     Impairment of long-lived assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows expected to be generated by such assets over their expected useful lives. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Income taxes - Deferred income taxes are determined under the asset and liability method. Under this method, deferred income taxes are recognized for all significant temporary differences and net operating losses, and are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or their expected reversal if they do not relate to a specific asset or liability. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized.

     Revenue recognition - Sales represent the invoiced value of goods sold, net of discounts. Sales and sales discounts are recognized when goods are delivered to customers, the sales amount is determinable and collectibility is reasonably assured.

     The provisions of Emerging Issues Task Force (EITF) No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to reductions from sales. Prior year amounts have been reclassified to conform to the current year's presentation. These changes had no effect on the Company's operating results. The amount of sales incentives included as a deduction from sales in accordance with EITF No. 01-9 was RMB31,669,780, RMB46,745,947 and RMB19,121,816 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Advertising costs - Advertising costs are charged to expense in the consolidated statements of operations as incurred. Advertising costs were RMB75,249,729, RMB68,353,489 and RMB113,721,112 for the years ended
     December 31, 2002, 2001 and 2000, respectively.

CBR BREWING COMPANY, INC.
-------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Foreign currency translation - The financial records and the statutory financial statements of the Company's subsidiaries and associated company in the PRC are maintained in Renminbi, the functional currency and the currency of the PRC. In preparing the financial statements, all foreign currency transactions are translated into Renminbi ("RMB") using the applicable rates of exchange at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange prevailing at the balance sheet date. Foreign currency exchange gains or losses are included in the consolidated statements of operations.

     The Company's share capital is denominated in United States dollars ("US$") and for reporting purposes, the US$ share capital amounts have been translated into RMB at the applicable rates prevailing on the transaction dates.

     Translation of amounts from RMB into US$ is for the convenience of the reader only and has been made at US$1.00 = RMB8.30. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

     Comprehensive income - Comprehensive income is defined to include all changes in equity during a period from non-owner sources. Comprehensive loss equaled net loss for the years ended December 31, 2002, 2001 and 2000. Accordingly, a separate statement of comprehensive loss is not presented.

     Stock-based compensation - The Company accounts for stock options issued to consultants using the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under the fair value method, compensation cost is measured based on the value of the award and is recognized over the service period. The Company continues to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock options issued to employees and non-employee directors, and pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the Company had accounted for such stock options under the fair value method prescribed by SFAS No. 123 are as follows:

                                                   2002           2001          2000
                                               -------------  ------------  ------------
                                                    RMB           RMB           RMB
Net loss for the year, as reported
  including total stock-based employee
  compensation cost, net of related tax
  effects, of RMB nil for 2002 and 2001,
  and RMB174,452 for 2000 . . . . . . . . . .  (210,303,836)  (29,277,019)  (28,905,192)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net
  of related tax effects. . . . . . . . . . .      (201,249)     (633,601)   (1,743,270)
Pro forma net loss. . . . . . . . . . . . . .  (210,505,085)  (29,910,620)  (30,648,462)
                                               -------------  ------------  ------------
Net loss per share:
Basic and diluted -- as reported. . . . . . .        (26.26)        (3.66)        (3.61)
Basic and diluted - pro forma for stock-based
  Compensation. . . . . . . . . . . . . . . .        (26.28)        (3.73)        (3.83)
                                               =============  ============  ============

CBR BREWING COMPANY, INC.
-------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Net loss per share ("EPS") - Basic EPS excludes the dilutive effects of stock options, warrants and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as convertible preferred stock, warrants to purchase common stock and common stock options) were exercised or converted into common stock.

     The common shares issuable upon exercise of outstanding stock options (see
     Note 16) were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock during 2002, 2001 and 2000. Accordingly, basic and diluted EPS were the same for all periods presented.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including those related to interest in an associated company, allowance for doubtful accounts, impairment of assets and income taxes, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting standards recently adopted - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", which became effective on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 142 was adopted by the Company on January 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective on January 1, 2002. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. SFAS No. 144 was adopted by the Company on January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation ", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 effective December 31, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company's financial position or results of operations. The Company has elected to continue to account for its employee stock options using the intrinsic value method under APB No. 25.

CBR BREWING COMPANY, INC.
-------------------------


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     New accounting standards not yet adopted - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 143 will have a significant impact on its financial position or results of operations.

     In June, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a significant impact on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been. applied in the Company's 2002 financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. The Company will adopt the measurement and recording provisions of FIN No. 45 prospectively in 2003.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN No. 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. FIN No. 46 became effective on January 31, 2003, and will not have a material impact on the Company's financial position or results of operations.

     Reclassifications - Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.

CBR BREWING COMPANY, INC.
-------------------------


4.   ACCOUNTS RECEIVABLE

     Accounts receivable comprise:

                                                  2002          2001
                                              ------------  -------------
                                                  RMB            RMB
     Accounts receivable - trade . . . . . .  205,632,044    164,610,117
     Less: Allowance for doubtful accounts .  (90,991,024)  (104,632,067)
                                              ------------  -------------
                                              114,641,020     59,978,050
                                              ============  =============

     Movement of allowance for doubtful accounts is summarized as follows:

                                      2002         2001          2000
                                  ------------  -----------  -----------
                                      RMB           RMB          RMB
     Balance as at January 1 . .  104,632,067    81,652,544  59,834,318
     Provided during the year. .   18,411,931    22,979,523  21,869,566
     Written off during the year  (32,052,974)            -     (51,340)
                                  ------------  -----------  -----------
     Balance as at December 31 .   90,991,024   104,632,067  81,652,544
                                  ============  ===========  ===========

5.   BILLS RECEIVABLE

     Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

6.   INVENTORIES

                                               2002        2001
                                            ----------  ----------
                                               RMB         RMB
     Inventories comprise:

     Raw materials . . . . . . . . . . . .  28,130,712  24,120,013
     Work in progress. . . . . . . . . . .   4,169,690   5,802,324
     Finished goods. . . . . . . . . . . .  21,879,615  23,391,645
                                            ----------  ----------
                                            54,180,017  53,313,982
                                            ==========  ==========

CBR BREWING COMPANY, INC.
-------------------------


7.   INTEREST IN AN ASSOCIATED COMPANY

                                                               2002         2001
                                                            -----------  -----------
                                                                RMB          RMB
     Unlisted investment, at cost . . . . . . . . . . . . . 209,361,595  209,361,595
     The Company's share of undistributed post acquisition
       earnings of an associated company. . . . . . . . . .   4,398,717   49,802,788
                                                            -----------  -----------
                                                            213,760,312  259,164,383
                                                            -----------  -----------


     The unlisted investment represents the Company's 40% equity interest in Blue Ribbon Noble held by a 60% owned subsidiary. A description of the principal activities of Blue Ribbon Noble is presented in Note 1.

     The amount due to an associated company mainly arose from the purchase of beer products for resale, which is unsecured, interest-free and repayable on demand.

     The following is summarized financial information of Blue Ribbon Noble:

                                       2002         2001
                                    -----------  -----------
                                        RMB          RMB
     Balance sheets
     --------------
     Current assets. . . . . . . .  251,868,373  261,423,849
     Property, plant and equipment 226,776,229 360,162,062 Restricted bank deposits. . . 36,032,396 35,700,000
                                    -----------  -----------
     Total assets. . . . . . . . .  514,676,998  657,285,911
                                    -----------  -----------

     Current liabilities . . . . .  137,101,494  107,619,213
     Deferred income taxes . . . .            -   13,218,000
     Equity. . . . . . . . . . . .  377,575,504  536,448,698
                                    -----------  -----------
     Total liabilities and equity.  514,676,998  657,285,911
                                    ===========  ===========

CBR BREWING COMPANY, INC.
-------------------------


7.   INTEREST IN AN ASSOCIATED COMPANY - continued

     Statements of operations
     ------------------------
                                                2002         2001          2000
                                            ------------  -----------  ------------
                                                RMB           RMB          RMB
     Sales, net of sales taxes . . . . . .  328,424,510   297,813,353  443,092,393
                                            ============  ===========  ============
     Gross profit. . . . . . . . . . . . .   82,878,946    81,650,700  152,008,267
                                            ============  ===========  ============
     Net income (loss) . . . . . . . . . .  (83,362,154)    7,369,305  (46,022,668)
                                            ============  ===========  ============
     The Company's share of net (loss)
       income after the deduction of
       unrealized intercompany profit and
       other intercompany adjustments. . .  (15,199,655)    8,853,607   39,465,006
                                            ============  ===========  ============

     During the year ended December 31, 2002, as a result of lower than expected operating results and continuing uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license (see Note 22), Blue Ribbon Noble conducted an evaluation of the carrying value of its land use rights, buildings, machinery and equipment, and construction in progress, as well as the related estimated future cash flows, which included the assumption that Blue Ribbon Noble would obtain the renewal of the Pabst Blue Ribbon sub-license from its major shareholder prior to the expiration of the existing sub-license on November 7, 2003. As a result of this evaluation, Blue Ribbon Noble recorded a provision for impairment of its property, plant and equipment of RMB101,500,000 for the year ended December 31, 2002.

     The Company is currently unable to predict the effect of Noble China Inc.'s financial difficulties and management and other uncertainties as described in Note 22 on Blue Ribbon Noble, including Noble China Inc.'s ability to grant a sub-license to Blue Ribbon Noble to produce Pabst Blue Ribbon beer in China after the existing sub-license expires on November 7, 2003. If Noble China Inc. is unable to renew the Pabst sub-license with Blue Ribbon Noble, or if other related estimates and assumptions change adversely in the future, Blue Ribbon Noble may be required to record an additional impairment charge.

     On April 3, 2002, Blue Ribbon Noble was served with a preservation order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB35,700,000, in connection with litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast Property Development Ltd., with respect to Noble China Inc.'s 1994 investment in Shandong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is asserting a total claim against Noble China Inc. of approximately RMB53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin, owns a 60% interest in Blue Ribbon Noble.

     The court order specified that a total of RMB53,100,000 was to be retained by Blue Ribbon Noble pending resolution of the litigation. Accordingly, in addition to the RMB35,700,000 of funds frozen, Blue Ribbon Noble will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin of RMB17,400,000. Blue Ribbon Noble has engaged legal.

CBR BREWING COMPANY, INC.
-------------------------


7.   INTEREST IN AN ASSOCIATED COMPANY - continued

     counsel in the PRC to file a challenge to the court order, but there can be no assurances that this effort will be successful.

     Management of Blue Ribbon Noble believes that Blue Ribbon Noble's operations will not be impaired as a result of the court order freezing a portion of its bank accounts, and that Blue Ribbon Noble has adequate working capital resources to fund its current operating requirements.

     In May 2002, Blue Ribbon Noble declared a dividend distribution of RMB75,511,040, of which RMB30,204,416 has been paid to High Worth Brewery, while the dividend payable to Linchpin amounting to RMB45,306,624 can only be remitted to Linchpin when the preservation order is released and approval from the Foreign Exchange Bureau is obtained.

     On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay the amount of claims in the sum of US$3,999,988 and RMB20,000,000 plus legal costs of RMB541,210, and interest from June 21, 2001 within one month of the judgment. Noble China Inc. announced that it would appeal the Shandong Court's decision to the Supreme Court of the PRC.

     On September 23, 2002, the Shandong Court issued a new preservation order to those banks where Blue Ribbon Noble kept its previously frozen funds, requiring them to extend the period of preservation for an additional six months until March 23, 2003.

     On March 21, 2003, the Shandong Court further extended its Preservation Order for another six months to September 23, 2003.


8.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of the following:

                                                            2002          2001
                                                        ------------  -------------
                                                            RMB            RMB
     At cost:
       Land use rights and buildings . . . . . . . . .   34,440,195    106,549,751
       Leasehold improvements. . . . . . . . . . . . .    2,352,827      2,352,827
       Plant, machinery and equipment. . . . . . . . .   35,179,488    248,745,922
       Motor vehicles. . . . . . . . . . . . . . . . .    9,598,084     10,541,379
       Construction in progress. . . . . . . . . . . .      976,936      2,624,623
                                                        ------------  -------------
     Total                                               82,547,530    370,814,502
       Less: Accumulated depreciation and amortization  (18,360,620)  (153,146,398)
                                                        ------------  -------------
                                                         64,186,910    217,668,104
                                                        ============  =============

CBR BREWING COMPANY, INC.
-------------------------


9.   BANK BORROWINGS

                                            2002           2001
                                        -------------  -------------
                                             RMB            RMB
     Bank borrowings are comprised of:

     Bank borrowings . . . . . . . . .   130,973,977    122,235,735
     Less: Current portion . . . . . .  (130,818,717)  (109,835,524)
                                        -------------  -------------
     Long-term portion . . . . . . . .       155,260     12,400,211
                                        -------------  -------------

     As of December 31, 2002, certain assets of High Worth Brewery and Zao Yang High Worth Brewery were collateralized under a floating charge to secure bank lines of credit of RMB96,000,000 and RMB34,973,977, respectively. The aggregate net book value of property, plant and equipment pledged to banks as of December 31, 2002 and 2001 amounted to RMB32,190,763 and RMB206,165,441, respectively. During the year ended December 31, 2002, the Company also pledged 16.92% of its 40% interest in Blue Ribbon Noble to secure such bank borrowings. As of December 31, 2002, the loan renewal agreement with respect to a bank loan of RMB30,104,000 to Zao Yang High Worth Brewery was pending. This loan had expired on September 30, 2002, and was repayable on demand at December 31, 2002. Zao Yang High Worth Brewery has continued to pay the interest that is accruing on this loan, and the bank has not made a demand for repayment. This balance has been classified as a current liability in the financial statements as at December 31, 2002. There are no significant covenants or financial restrictions relating to the Company's bank borrowings. The Company has no other lines of credit.

     The weighted average interest rates as of December 31, 2002 and 2001 were 6.3% per annum.


10.  INCOME TAXES

     The components of loss before income taxes, minority interests and equity in (loss) earnings of an associated company are as follows:

                            Years ended December 31,
                    -------------------------------------------
                        2002           2001           2000
                    -------------  -------------  -------------
                        RMB             RMB            RMB
US . . . . . . . .    (8,153,048)    (6,466,451)    (6,267,491)
BVI. . . . . . . .    (5,614,976)    (8,056,720)   (12,089,369)
PRC. . . . . . . .  (173,456,796)   (38,636,713)   (84,358,218)
                    -------------  -------------  -------------
                    (187,224,820)   (53,159,884)  (102,715,078)
                    =============  =============  =============

     US

     The Company is subject to taxes in the US. In January 1997, the United States Internal Revenue Service enacted the entity classification regulations effective from January 1, 1997. Under the new tax regulations, the Company's PRC subsidiaries and associated company can elect to be treated as partnerships for US tax purposes, in contrast with the corporation entity treatment prior to January 1, 1997. The Company elected to treat its PRC subsidiaries and associated company as partnerships in 1997. For US tax purposes, a partnership is a flow-through entity (i.e., the partnership's income, deductions, gains or losses flow through to the partners in the partnership). High Worth Holdings is the ultimate partner in these partnerships. The Company will be taxed when income is remitted. As at December 31, 2002, the estimated tax losses of the Company

CBR BREWING COMPANY, INC.
-------------------------


10.  INCOME TAXES - continued

     available for carryforward in the US are approximately RMB854,668 (US$102,972), RMB410,584 (US$49,468) and RMB307,100 (US$37,000), which expire in 2012, 2020 and 2022, respectively.

     PRC

     The Company's subsidiaries registered in the PRC are subject to PRC income taxes at the applicable tax rate (currently 33%) on the taxable income as reported in their PRC statutory financial statements in accordance with the relevant income tax laws applicable to foreign enterprises. Pursuant to the current Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises (the "FIE Law"), the subsidiary, High Worth Brewery, and the associated company, Blue Ribbon Noble, are fully exempt from PRC income tax for two years starting from the first profit making year, followed by a 50% exemption for the next three years. The last year of 50% tax exemption for Blue Ribbon Noble was 1998 and for High Worth Brewery was 2000.

     Had these tax holidays and concessions not been available, the tax charge would have been higher by approximately RMB nil, RMB nil and RMB7,245,000, representing RMB nil, RMB nil and RMB0.90 per share, for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company's operating losses incurred relate mainly to Blue Ribbon Marketing, which is allowed to mark-up the purchase cost of the Pabst Blue Ribbon beer or adjust its purchase prices as necessary in order to adequately cover the selling, advertising, promotional, distribution and administrative expenses incurred. Blue Ribbon Marketing is not intended to contribute profits to the Company. At December 31, 2002, tax losses available for carryforward in the PRC were RMB177,080,470, which can be carried forward for five years.

     BVI

     The Company's subsidiaries incorporated in the BVI are not taxed in BVI. Under current BVI laws, dividends and capital gains arising from investment by the BVI subsidiaries are not subject to income taxes, and no withholding tax is imposed on payments of dividends by the BVI subsidiaries to the Company.

     The provision for income taxes consists of the following:

                Years ended December 31,
               --------------------------
                 2002    2001     2000
               -------  ------  ---------
                 RMB      RMB      RMB
Current
  - PRC . . .  325,894  40,000  4,140,152
               =======  ======  =========

CBR BREWING COMPANY, INC.
-------------------------


10.  INCOME TAXES - continued

     The reconciliation of effective income tax rates of the Company to the statutory income tax rate in the PRC is as follows:

                                        Years ended December 31,
                                    -------------------------------
                                       2002       2001       2000
                                    ----------  ---------  --------
     Statutory tax rate. . . . . .         33%        33%       33%
     Tax holidays and concessions.          -          -         7%
     Foreign rate differential . .        (2%)       (9%)      (6%)
     Change in valuation allowance       (31%)      (24%)     (38%)
                                    ----------  ---------  --------
                                            -          -       (4%)
                                    ==========  =========  ========

     Deferred tax assets comprise the following:

                                                            2002           2001
                                                        -------------  ------------
                                                             RMB           RMB
     Deferred tax assets:
       Tax loss carryforward . . . . . . . . . . . . .    58,436,556    48,577,342
       Accounts receivable . . . . . . . . . . . . . .    30,027,038    34,528,582
       Inventories . . . . . . . . . . . . . . . . . .       581,130       412,500
       Property, plant and equipment . . . . . . . . .    25,979,531             -
                                                        -------------  ------------
                                                         115,024,255    83,518,424
     Valuation allowance . . . . . . . . . . . . . . .  (112,011,035)  (56,865,759)
                                                        -------------  ------------
     . . . . . . . . . . . . . . . . . . . . . . . . .     3,013,220    26,652,665
                                                        -------------  ------------
     Deferred tax liabilities:
       Tax depreciation in excess of book depreciation             -   (24,000,586)
       Others. . . . . . . . . . . . . . . . . . . . .    (3,013,220)   (2,652,079)
                                                        -------------  ------------
                                                          (3,013,220)  (26,652,665)
     . . . . . . . . . . . . . . . . . . . . . . . . .  -------------  ------------
          Net deferred tax assets. . . . . . . . . . .             -             -
                                                        =============  ============


     Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. At December 31, 2002 and 2001, valuation allowances have been established for the full amount of the deferred tax assets, as it is more likely than not that these assets will not be realized.

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


12.  FOREIGN CURRENCY EXCHANGE

     The People's Bank of China ("PBOC") and the State Exchange Administration Bureau jointly pronounced that from December 1, 1998, foreign currency exchange adjustment services for foreign invested enterprises ("FIE"), which were previously provided by the SWAP centers within the PRC, were cancelled. From that date onwards, FIEs can only transact foreign currency transactions through those authorized banks in the PRC at the prevailing exchange rates quoted by the PBOC.

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

     The exchange rate of the RMB equivalent of US$1.00 as of December 31, 2002, 2001 and 2000 was approximately RMB8.30.


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

CBR BREWING COMPANY, INC.
-------------------------


13.  DISTRIBUTION OF PROFITS - continued

     As stipulated by the relevant laws and regulations for enterprises operating in the PRC, Zhaoqing Brewery and Blue Ribbon Marketing are required to make annual appropriations to two reserve funds, consisting of the statutory surplus and collective welfare funds. In accordance with the relevant PRC regulations and the articles of association of the respective companies, the companies are required to allocate a certain percentage of their profits after taxation, as determined in accordance with the PRC accounting standards applicable to the companies, to the statutory surplus reserve until such reserve reaches 50% of the registered capital of the companies. Based on the business licenses, the registered capital of Zhaoqing Brewery and Blue Ribbon Marketing is RMB33,670,000 and RMB10,000,000, respectively. Subject to certain restrictions as set out in the relevant PRC regulations and the articles of association of the respective companies, the statutory surplus reserve may be distributed to equity holders in the form of bonus issues and/or dividends when such reserve exceeds 25% of the registered capital of the companies. No appropriations to these reserve funds were made by Zhaoqing Brewery and Blue Ribbon Marketing for 2002, 2001 and 2000, as Zhaoqing Brewery was acting as nominee for High Worth Brewery from October 31, 1994 onwards and Blue Ribbon Marketing incurred losses in those years.

     High Worth Brewery and Blue Ribbon Noble are also required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of operations. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the companies. Under the joint venture agreement, the board of directors will determine the appropriations with regard to the economic situation of the companies.

     As described in Note 2 to the consolidated financial statements, the net loss as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make its profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it will be necessary to obtain approval and convert such distributions at an authorized bank.

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

     On January 9, 2001 and June 22, 2001, the Board of Directors of High Worth Brewery declared dividend distributions of RMB5,250,000 and RMB3,750,000, respectively, resulting in RMB3,600,000 payable to Blue Ribbon Group, which was paid during 2001.

CBR BREWING COMPANY, INC.
-------------------------


13.  DISTRIBUTION OF PROFITS - continued

     On April 16, 2002, April 26, 2002 and May 6, 2002, respectively, the Board of Directors of High Worth Brewery declared dividend distributions of RMB15,181,250, RMB2,500,000 and RMB 28,702,416, respectively, resulting in RMB18,553,467 payable to Blue Ribbon Group, which was paid during 2002.

     As of December 31, 2002 and 2001, the retained earnings calculated according to PRC accounting standards and regulations available for distribution amounted to approximately RMB 68,656,451 and RMB 60,892,426, respectively.


14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     (a) During the years ended December 31, 2002, 2001 and 2000, interest paid was RMB7,751,522, RMB7,833,887 and RMB10,728,115, respectively.

     (b) During the years ended December 31, 2002, 2001 and 2000, income tax paid was RMB2,253,653, RMB5,696,663 and RMB3,500,000, respectively.


15.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

     (a)  Management arrangement

          On December 30, 1997, High Worth Brewery, Blue Ribbon Marketing, Blue Ribbon Group and Sichuan Brewery reached an out-of-court settlement that confirmed:

          (i) High Worth Brewery will serve as the core organization for managing the production and operation of the Pabst Blue Ribbon beer business in the PRC. High Worth Brewery will coordinate and manage the procurement, production, sales and future development of all Pabst Blue Ribbon beer production enterprises in the PRC.

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

CBR BREWING COMPANY, INC.
-------------------------


15.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

          Effective January 1, 2001, the management, marketing, production and operations of High Worth Brewery, Blue Ribbon Noble and Blue Ribbon Marketing were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" to improve coordination of human resources, financial, production and marketing activities. Under this arrangement:

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

     (b)  Sales of raw materials

          The Company sold raw materials of RMB22,145,722, RMB22,575,757 and RMB97,829 to Blue Ribbon Noble for the years ended December 31, 2002, 2001 and 2000, respectively. These transactions were carried out at cost between the parties.

     (c)  Purchases of packaging materials

          The Company purchased packaging materials from Blue Ribbon Group and its group of companies amounting to RMB40,681,947 for the year ended December 31, 2000. No such transactions occurred during the years ended December 31, 2002 and 2001. The transactions were carried out on agreed terms between the parties.

     (d)  Purchases of beer products

          During the years ended December 31, 2002, 2001 and 2000, the Company purchased beer products for resale from Blue Ribbon Noble amounting to RMB355,495,774, RMB341,080,358 and RMB466,532,300, respectively, and received an allocation of sales incentives (as defined in EITF No. 01-9) from Blue Ribbon Noble of RMB2,446,170, RMB22,438,789 and RMB nil, respectively. During the years ended December 31, 2002, 2001 and 2000, the Group purchased beer products from Sichuan High Worth Brewery for resale amounting to RMB nil, RMB10,482,557 and RMB42,906,772, respectively. The transactions were carried out at agreed on terms between the parties.

          During the years ended December 31, 2002 and 2001, the Company purchased RMB89,080,304 and RMB91,015,274 of beer products from Blue Ribbon Noble, respectively. This amount represents the direct variable cost of producing these beer products. No such transactions occurred during the year ended December 31, 2000.

CBR BREWING COMPANY, INC.
-------------------------


15.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

     (e)  Royalty fee

          During the years ended December 31, 2002, 2001 and 2000, a royalty fee of RMB4,829,164, RMB3,885,963 and RMB5,059,063, respectively, was payable to Blue Ribbon Group for the right to use Pabst trademarks in the PRC.

     (f)  Interest expense

          For the year ended December 31, 2000, interest expense included RMB115,855 payable to Blue Ribbon Group for overdue dividends payable to Blue Ribbon Group in 2000. No similar amounts were payable to Blue Ribbon Group in 2002 or 2001.

     (g)  Loss on disposal of property, plant and equipment

          For the year ended December 31, 2000, loss on disposal of property, plant and equipment included a gain of RMB4,110 from Blue Ribbon Noble. No similar amounts were recognized in 2002 or 2001.

     (h)  Amounts due from related companies

          The amounts due from related companies primarily represented receivable balances from Blue Ribbon Group and its group of companies resulting from routine intercompany business transactions. The amounts are unsecured, interest-free and repayable on demand.

          During 2002, Zao Yang High Worth Brewery received an advance of RMB11,000,000 from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. This advance was converted into additional capital of Zao Yang High Worth Brewery as at December 31, 2002. High Worth Brewery also contributed its 55% share of additional capital through a deduction of RMB13,444,500 from its intercompany balance due from Zao Yang High Worth Brewery. This transaction was formally completed as at December 31, 2002.

     (i)  Amounts due to related companies

          As of December 31, 2002 and 2001, the amounts due to related companies consist of payable balances to Blue Ribbon Group and its group of companies of RMB1,560 and RMB2,435,577, respectively.

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

          During 2002, the Company loaned RMB5,500,000 to Zao Yang High Worth Brewery. The loan was unsecured, bearing interest at 3.6% per annum and was repayable on December 31, 2002. Also, in 2002, Zao Yang High Worth Brewery advanced RMB5,500,000 to Guangdong Blue Ribbon. The advance to Guangdong Blue Ribbon was unsecured, interest-free and had no fixed date of repayment. Both of these loans were fully repaid during 2002.


16.  STOCK OPTION PLAN

     The 1998 Stock Option Plan (the "Plan") provides for the granting of stock options from time to time to eligible persons to purchase an aggregate of up to 800,000 shares of Class A Common Stock, as either incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). The exercise price of all ISOs is required to be equal to the fair market value of a share of common stock on the date the option is granted, except that in the case of ISOs granted to any person possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate, the price will be not less than 110% of such fair market value.

     On May 16, 2000, options to purchase 375,000 shares of Class A common stock at an exercise price of US$0.72 per share were granted to four directors and five employees, and options to purchase 145,000 shares of Class A common stock at an exercise price of US$0.79 per share were granted to two directors, each of whom possessed indirectly more than 10% of the total combined voting power of all classes of common stock of the Company at the time of grant. Such stock options vested 50% on July 1, 2000, 25% on July 1, 2001, and 25% on July 1, 2002. The stock options expire on December 31, 2004. The exercise price of all such stock options was not less than fair market value of the Company's Class A common stock on the grant date.

CBR BREWING COMPANY, INC.
-------------------------


16.  STOCK OPTION PLAN - continued

     Option activity under the Plan is summarized as follows:

                                          Outstanding options
                                       --------------------------
                                                      Weighted
                                                      average
                                         Number    exercise price
                                       of shares     per share
                                       ----------  --------------
     Outstanding at January 1, 2000 .    238,000          US$3.98
     Issued . . . . . . . . . . . . .    375,000          US$0.72
     Issued . . . . . . . . . . . . .    145,000          US$0.79
                                       ----------  --------------
     Outstanding at December 31, 2000    758,000          US$1.76
     Forfeited. . . . . . . . . . . .    (58,000)         US$1.70
                                       ----------  --------------
     Outstanding at December 31, 2001    700,000          US$1.76
     Forfeited. . . . . . . . . . . .   (500,000)         US$1.80
                                       ----------  --------------
     Outstanding at December 31, 2002    200,000          US$1.67
                                       ==========  ==============


     Additional information on options outstanding at December 31, 2002 is as follows:

                                                    Options
                                                 exercisable as
                          Options outstanding    of December 31,
                       as of December 31, 2002        2002
                      -------------------------  --------------
                                     Weighted
                                     average
                                    remaining
                        Number     contractual
     Exercise prices  outstanding  life (years)
     ---------------  -----------  ------------
     US$3.87 . . . .       60,000             3          60,000
     US$0.72 . . . .      140,000             2         140,000
                      -----------  ------------  --------------
                          200,000           2.3         200,000
                      ===========  ============  ==============

     At December 31, 2002, 2001 and 2000, 600,000, 100,000 and 42,000 options, respectively, were available for future grant under the Plan.

     The Company continues to follow APB No. 25 "Accounting for Stock Issued to Employees", in accounting for its stock options issued to officers and employees (including non-employee directors). The fair value of the options granted during 2000 was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 6.75%; expected life of 3 to 5 years; expected volatility of 100%; and no dividends. The total compensation expense for such stock options recognized in the consolidated statements of operations for the year ended December 31, 2000 was RMB174,452. The Company did not

CBR BREWING COMPANY, INC.
-------------------------


16.  STOCK OPTION PLAN - continued

     recognize any compensation expense for stock options in the consolidated statements of operations for the years ended December 31, 2002 and 2001.


17. IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND WRITE-OFF OF INVESTMENT IN SUBSIDIARY

     During December 2000, the Company decided to terminate the production and operation of Jilin Lianli Brewery and was in negotiations with certain interested parties in an effort to dispose of its equity interest in Jilin Lianli Brewery; however, no formal agreement had been reached at December 31, 2000. As a result, the Company recorded a provision for impairment of plant, machinery and equipment of RMB6,000,000 at December 31, 2000. In March 2001, the Company recorded a further provision for impairment of plant, machinery and equipment at Jilin Lianli Brewery of RMB2,750,000. The Company decided to write-off its remaining investment in Jilin Lianli Brewery of RMB1,224,109 when discussions with interested parties ceased during the three months ended June 30, 2001.

     During 2002, as a result of the uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license and continuing negotiations between the Company's major shareholder and the major Debenture holders of Noble China Inc. regarding the future of Noble China Inc. as described in Note 22, combined with reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its land use rights and buildings, plant, machinery and equipment, and construction in progress, as well as the related expected future cash flows. As a result of these evaluations, the Company recorded total impairment charges of RMB82,000,000 and RMB62,000,000 for the year ended December 31, 2002, for Zhaoqing Brewery and Zao Yang High Worth Brewery, respectively.

     The impairment charges were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights and buildings, plant, machinery and equipment, and construction in progress, including the assumption that the Company may not be granted a renewal of the sub-license to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003. If these estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge. In addition, Blue Ribbon Noble also recorded a provision for impairment of its land use rights and buildings, and machinery and equipment of RMB101,500,000 for the year ended December 31, 2002, as a result of its reassessment of the fair value of its property, plant and equipment and the related expected future cash flow (see Note 7).


18.  RESTRUCTURING COSTS

     During May and July 2001, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Blue Ribbon Noble and 48 were from Blue Ribbon Marketing. Severance payments to these employees from Zhaoqing Brewery and Blue Ribbon Marketing totaled RMB20,396,494 and RMB1,912,742, respectively. As a result, the Company recorded restructuring costs of RMB22,309,236 for the year ended December 31, 2001. In addition, severance payments to the employees of Blue Ribbon Noble were RMB8,729,830, of which RMB3,491,932 was included in the equity in (loss) earnings of an associated company.

CBR BREWING COMPANY, INC.
-------------------------


19.  RETIREMENT PLANS

     As stipulated by the PRC government regulations, High Worth Brewery and Blue Ribbon Marketing have defined contribution retirement plans for all of their full-time employees. During the years ended December 31, 2002, 2001 and 2000, the monthly contributions of High Worth Brewery were calculated at 18.0%, 18.0% and 17.8%, respectively, and the monthly contributions of Blue Ribbon Marketing was calculated at 5.0%, 5.0% and 5.0%, respectively, of the basic salaries of the full-time employees. The pension costs charged to operations by High Worth Brewery and Blue Ribbon Marketing during the years ended December 31, 2002, 2001 and 2000 amounted to RMB3,276,484, RMB2,841,594 and RMB2,098,414, respectively.

     The Company's Hong Kong office did not have any retirement plan in operation until June 1, 1998. During the years ended December 31, 2002, 2001 and 2000, the monthly contribution of the Company for full-time employees in its Hong Kong office was calculated at 10.3%, 9.0% and 7.0%, respectively, of the basic salary of the full-time employees. The pension costs charged to operations by the Company for full-time employees in its Hong Kong office were RMB290,168, RMB237,388 and RMB177,487 in 2002, 2001 and 2000, respectively.


20.  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of current assets and liabilities and long-term bank borrowings. The fair value of the current assets and liabilities approximates the carrying amounts due to the short-term nature of these instruments. Cash denominated in foreign currency has been translated at the applicable unified exchange rate. The fair value of the long-term bank borrowings approximates the carrying amounts due to the variable nature of the interest rates of these instruments.


21.  CONCENTRATION OF RISKS

     The Company's operating assets and primary sources of income and cash flows are its interest in subsidiaries and associated company in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavorable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in the PRC.

     As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

CBR BREWING COMPANY, INC.
-------------------------


21.  CONCENTRATION OF RISKS - continued

     The sale and distribution of products under the "Pabst Blue Ribbon" brand in 2002, 2001 and 2000 accounted for 87%, 94% and 98% of the Company's revenues, respectively. As discussed in Note 22, the Company's sub-license to produce and sell "Pabst Blue Ribbon" beer expires in November 2003. Further, the Company purchases Pabst Blue Ribbon Beer from Blue Ribbon Noble and is heavily dependent on Blue Ribbon Noble. The majority shareholder of Blue Ribbon Noble, Noble China Inc., has recently publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitment and was insolvent, and was considering various causes of action. The impact, if any, of this and other matters relating to Noble China Inc. as discussed in Note 7 is uncertain.

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable from customers. Cash and cash equivalents are maintained with major banks in the PRC. The Company's business activity is with customers in the PRC. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.


22.  COMMITMENTS AND CONTINGENCIES

     Licensing and related matters

     Blue Ribbon Group entered into licensing arrangements with Pabst Brewing Company whereby Blue Ribbon Group was granted the exclusive right to produce and market products under four specific Pabst trademarks in the PRC, the non-exclusive right to market products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sub-license the use of the trademarks to any other enterprise in the PRC. Pursuant to the terms of a sub-license agreement, Blue Ribbon Group granted High Worth Brewery the right in Guangdong Province of the PRC to use two specific Pabst trademarks in its production, promotion, distribution and sale of beer under such trademarks. In addition, Blue Ribbon Group also granted the right to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer to High Worth Brewery or those enterprises owned by High Worth Brewery which are located outside Guangdong Province in the PRC. The sub-license agreement is valid until November 7, 2003. In consideration for the sub-license granted, High Worth Brewery is obligated to pay Blue Ribbon Group a royalty fee of US$11.70 for each metric ton produced.

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

     (b) High Worth Brewery and/or companies that High Worth Brewery has an interest in are entitled to be granted a sub-license from Blue Ribbon Group with the right to produce and sell beer under the Pabst Blue Ribbon label in Guangdong Province of the PRC (an "Additional Facility"), to a maximum production capacity of 300,000 tons per annum.

CBR BREWING COMPANY, INC.
-------------------------


22.  COMMITMENTS AND CONTINGENCIES - continued

     Licensing and related matters - continued

          In the event that High Worth Brewery desires to obtain a sub-license for an Additional Facility, Goldjinsheng has the right to purchase up to a 40% interest in such Additional Facility. The purchase price for such interest shall be the actual cost of such Additional Facility multiplied by the percentage interest that Goldjinsheng elects to purchase.

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

     Subsequent to the signing of the provisional agreement, the Company, Blue Ribbon Group and Goldjinsheng have attempted to complete the respective separate definitive agreements. In December 1996, Blue Ribbon Group and Goldjinsheng advised the Company that they intended to modify some of the terms of the provisional agreement and to propose incorporating those modifications in the respective separate definitive agreements. In addition, the negotiation process was interrupted by the Sichuan Brewery issue in 1997 and 1998, related to the breach of the sub-license agreement with High Worth Brewery by Blue Ribbon Group and the Pabst trademark issue in 1999 in which Noble China Inc. entered into a license agreement with Pabst Brewing Company, granting Noble China Inc. the right to utilize the Pabst Blue Ribbon trademark for a period of thirty years beginning in November 2003. The Company believes that the delays in completing the separate definitive agreements will not have a material effect on the validity of the terms and provisions contained in the provisional agreement.

     Noble China Inc., a public company formerly listed on the Toronto Stock Exchange, is the 60% shareholder of Blue Ribbon Noble, and has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in the PRC for 30 years commencing in November 2003.

     During 2002, Noble China Inc. publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and was insolvent, and was considering various courses of action.

     On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay the amount of claims in the sum of US$3,999,988 and RMB20,000,000 plus legal costs of RMB541,210, and interest from June 21, 2001 within one month of the judgment. Noble China Inc. announced that it would appeal the Shandong Court's decision to the Supreme Court of the PRC.

CBR BREWING COMPANY, INC.
-------------------------


22.  COMMITMENTS AND CONTINGENCIES - continued

     Licensing and related matters - continued

     On July 22, 2002, Noble China Inc. held its Annual and General Meeting of Shareholders. A Special Meeting of Shareholders and a Meeting of Debenture holders were also held on July 22, 2002 to seek approval for certain amendments to its 9% Convertible Subordinated Debentures and to the Trust Indenture governing the Debentures. Noble China Inc. has CDN$30,000,000 of outstanding Debentures. As a result of ongoing discussions between the major Debenture holders and the City of Zhaoqing, which is indirectly a major shareholder of Noble China Inc., regarding a possible restructuring of Noble China Inc., the amendments to the Debentures and to the Trust Indenture were not presented for a vote at the Special Meeting of Shareholders and at the Meeting of Debenture holders; both such meetings were instead adjourned to times and places to be determined.

     On September 3, 2002, Noble China Inc.'s report for the three months ended June 30, 2002 disclosed that although the major shareholder and the major Debenture holders were continuing their discussions, no meaningful progress had been noted and the directors of Noble China Inc. planned to resign on September 20, 2002.

     On September 24, 2002, a press release by Noble China Inc. announced that one of its three directors had resigned on September 20, 2002, and that the remaining two directors intended to resign. On November 12, 2002, Noble China Inc. held a meeting of shareholders to elect a new Board of Directors to consist of three members; three candidates nominated by Lan Wei, a company controlled by the City of Zhaoqing, were elected to the Board of Directors.

     Discussions between holders of a majority of the Debentures and representatives of the City of Zhaoqing regarding a reorganization of Noble China Inc. resulted in a preliminary agreement in principle with respect to settlement in full of the outstanding Debentures. Discussions between representatives of the City of Zhaoqing and Pabst Brewing Company regarding a reorganization of Noble China Inc. and a restructuring of the master license agreement that becomes effective on November 7, 2003 resulted in the execution of a non-binding term sheet in March 2003. These agreements are both conditional on Noble China Inc. being able to implement a formal reorganization of its debt and equity securities. The successful reorganization of Noble China Inc. is subject to the preparation and execution of definitive agreements and a plan of reorganization, compliance with all applicable laws and regulations, and the funding, approval and consummation of a court-approved reorganization plan of Noble China Inc. Accordingly, as a result of the uncertainty with respect to these matters, there can be no assurances that Noble China Inc. will be successfully reorganized or that the Company and Blue Ribbon Noble will be able to retain the right to produce and distribute Pabst Blue Ribbon beer in China subsequent to November 7, 2003.

     As of December 31, 2002, the Company and Blue Ribbon Noble have not obtained a renewal of their respective Pabst Blue Ribbon sub-license agreements, which expire on November 7, 2003. The inability of the Company or Blue Ribbon Noble to obtain or renew a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company and Blue Ribbon Noble to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

CBR BREWING COMPANY, INC.
-------------------------


22.  COMMITMENTS AND CONTINGENCIES - continued

     Operating lease commitments

     The Company leases premises under various operating leases which do not contain any renewal or escalation clauses. Rental expense under operating leases was RMB1,513,584, RMB1,654,994 and RMB2,304,004 during the years ended December 31, 2002, 2001 and 2000, respectively.

     As of December 31, 2002, the Company was obligated under operating leases requiring minimum rentals as follows:

                                                              RMB

     Year ending December 31, 2003 . . . . . . . . . . .    492,672
                                                            =======

     Commitments

     As of December 31, 2002, the Company had the following commitments, which had not been provided for in the financial statements:

                                                                       RMB

     Capital expenditures in respect of the purchase of
       property, plant and equipment . . . . . . . . . . . . . . .   2,355,378
                                                                   ===========
     Expenditures in respect of signed advertising contracts . . .   5,967,408
                                                                   ===========

23.  SUBSEQUENT EVENTS

     On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of RMB 46,000,000 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. Of such amount, RMB 20,000,000 is to be invested in businesses affiliated with Lan Wei that sell beverage containers to the Company and RMB 26,000,000 is to be used to facilitate the reorganization or restructuring of Noble China Inc. (see Note 22). Lan Wei has agreed to repay the RMB 20,000,000 loan by June 30, 2003. The RMB 26,000,000 is being held in a bank escrow account, and will be repaid to the Company if and when it is determined that it is not possible to file a confirmable plan of reorganization or implement an out-of-court restructuring of Noble China Inc., but in no event later than December 31, 2003. The loans bear interest at 3.9% per annum.

     During the past few years, Lan Wei has invested substantial capital in Noble China Inc. and the Company, and has also used its relationships to arrange for substantial bank financing for the Company, in order to facilitate the strategic development of the Pabst Blue Ribbon beer business in China. Lan Wei believes that a successful reorganization or restructuring of Noble China Inc. is in the long-term interest of the Company and Blue Ribbon Noble, as it will assure such entities the right to produce and distribute Pabst Blue Ribbon beer in China for a period of thirty years from November 7, 2003.

CBR BREWING COMPANY, INC.
-------------------------


23.  SUBSEQUENT EVENTS - continued

     If and when Noble China Inc. is successfully reorganized or restructured, it is expected that the Company will receive a sub-license or an assignment of the license to produce and distribute Pabst Blue Ribbon in China, and that the Company will have the option to have the RMB 26,000,000 loan repaid by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with a reorganization or restructuring of Noble China Inc. with a fair value equivalent to the loan amount.

     During the three months ended March 31, 2003, the Company and Blue Ribbon Noble experienced significant decreases in sales and continuing operating losses. The Company and Blue Ribbon Noble are in the preliminary stages of assessing the potential effect, if any, that this development may have on the Company's financial position and results of operations at March 31, 2003, including a possible further impairment charge with respect to property, plant and equipment.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                    (Registered in the People's Republic of China)

                    Report and Financial Statements
                    For the years ended December 31, 2002, 2001 and 2000

ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
---------------------------------------
(Registered in the People's Republic of China)


REPORT AND FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
----------------------------------------------------


CONTENTS                                PAGE(S)
--------                                -------


REPORT OF INDEPENDENT AUDITORS . .      F - 1


BALANCE SHEETS . . . . . . . . . .      F - 2


STATEMENTS OF OPERATIONS . . . . .      F - 3


STATEMENTS OF SHAREHOLDERS' EQUITY      F - 4


STATEMENTS OF CASH FLOWS . . . . .      F - 5


NOTES TO FINANCIAL STATEMENTS. . .  F - 6 - F - 26

REPORT OF INDEPENDENT AUDITORS
------------------------------

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
---------------------------------------

We have audited the accompanying balance sheets of Zhaoqing Blue Ribbon Brewery Noble Ltd. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002 (all expressed in Chinese Renminbi). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Zhaoqing Blue Ribbon Brewery Noble Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred a significant loss and experienced negative cash flows in 2002 and its sub-license to produce and distribute Pabst Blue Ribbon beer in the Guangdong Province of China expires on November 7, 2003. In addition, as described in note 21, the minority shareholder of the Company, to which the Company is heavily dependent on for its sales, has a net working capital deficiency and incurred significant losses in recent years. Further, as described in note 22, the majority shareholder of the Company is experiencing severe financial difficulties and other pervasive uncertainties which may impact the operations of the Company and its ability to renew its sub-license to produce and distribute Pabst Blue Ribbon beer in China. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Deloitte Touche Tohmatsu
Hong Kong
April 10, 2003

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


                                 BALANCE SHEETS

                                                                   As of December 31,
                                                        ----------------------------------------
                                                            2002          2002          2001
                                                        ------------  -------------  -----------
                                                            US$            RMB           RMB
                                                          (Note 3)
                                     ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .    1,111,107      9,222,188    81,728,990
  Accounts receivable, net of allowance for doubtful
    accounts of RMB2,137,528 and RMB2,137,528
    for 2002 and 2001, respectively (note 4) . . . . .            -              -             -
  Bills receivable (note 5). . . . . . . . . . . . . .    3,541,273     29,392,570    63,393,624
  Inventories (note 6) . . . . . . . . . . . . . . . .    7,441,243     61,762,314    46,501,346
  Prepayments and deposits . . . . . . . . . . . . . .    1,268,410     10,527,799     2,670,672
  Amounts due from related companies, net of
    allowance for doubtful accounts of RMB163,475,000
    and RMB152,775,000 for 2002 and 2001,
    respectively (notes 4 and 17a) . . . . . . . . . .   16,983,554    140,963,502    65,808,364
  Income tax receivables . . . . . . . . . . . . . . .            -              -     1,320,853
                                                        ------------  -------------  -----------
Total current assets . . . . . . . . . . . . . . . . .   30,345,587    251,868,373   261,423,849

Property, plant and equipment, net (note 8). . . . . .   27,322,437    226,776,229   360,162,062
Restricted bank deposits . . . . . . . . . . . . . . .    4,341,253     36,032,396    35,700,000
                                                        ------------  -------------  -----------
Total assets . . . . . . . . . . . . . . . . . . . . .   62,009,277    514,676,998   657,285,911
                                                        ============  =============  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .    3,848,197     31,940,036    21,866,385
  Dividend payable . . . . . . . . . . . . . . . . . .    5,458,629     45,306,624    11,896,084
  Accrued advertising expenses . . . . . . . . . . . .      973,883      8,083,232     5,057,360
  Accrued employee welfare and incentive fund
    liabilities. . . . . . . . . . . . . . . . . . . .      809,707      6,720,567    27,037,419
  Accrued other liabilities. . . . . . . . . . . . . .    1,885,939     15,653,297    16,881,901
  Amounts due to related companies (note 17b). . . . .    2,563,205     21,274,602    17,602,887
  Sales taxes payable (note 9) . . . . . . . . . . . .      861,412      7,149,716     7,277,177
  Income taxes payable . . . . . . . . . . . . . . . .      117,280        973,420             -
                                                        ------------  -------------  -----------
Total current liabilities. . . . . . . . . . . . . . .   16,518,252    137,101,494   107,619,213
                                                        ------------  -------------  -----------
Long-term liabilities:
  Deferred income taxes (note 7) . . . . . . . . . . .            -              -    13,218,000
                                                        ------------  -------------  -----------
Commitments and contingencies (note 22)

Shareholders' equity:
Contributed capital (note 10). . . . . . . . . . . . .   57,342,169    475,940,000   475,940,000
General reserve and enterprise development funds
  (note 12). . . . . . . . . . . . . . . . . . . . . .    4,412,531     36,624,008    32,428,949
(Accumulated loss) retained earnings (note 13) . . . .  (16,263,675)  (134,988,504)   28,079,749
                                                        ------------  -------------  -----------
Total shareholders' equity . . . . . . . . . . . . . .   45,491,025    377,575,504   536,448,698
                                                        ------------  -------------  -----------
Total liabilities and shareholders' equity . . . . . .   62,009,277    514,676,998   657,285,911
                                                        ============  =============  ===========

              See accompanying notes to the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

                            STATEMENTS OF OPERATIONS

                                                                 Years ended December 31,
                                                 ---------------------------------------------------------
                                                     2002          2002           2001           2000
                                                 ------------  -------------  -------------  -------------
                                                     US$            RMB            RMB            RMB
                                                   (Note 3)
Sales:
  Related parties (note 17c). . . . . . . . . .   42,540,398    353,085,302    318,651,411    466,606,571
  Unrelated parties . . . . . . . . . . . . . .        4,138         34,347              -          8,363
                                                 ------------  -------------  -------------  -------------
Total sales . . . . . . . . . . . . . . . . . .   42,544,536    353,119,649    318,651,411    466,614,934
Sales taxes (note 9). . . . . . . . . . . . . .   (2,975,318)   (24,695,139)   (20,838,058)   (23,522,541)
                                                 ------------  -------------  -------------  -------------
Net sales . . . . . . . . . . . . . . . . . . .   39,569,218    328,424,510    297,813,353    443,092,393
Cost of sales, including inventory purchased
  from related companies of RMB124,521,485,
  RMB79,219,489 and RMB67,422,970 in 2002,
  2001 and 2000, respectively, and royalty fee
  paid to a related company of RMB7,761,257,
  RMB7,756,444 and RMB10,112,856 in 2002,
  2001 and 2000, respectively (note 17c). . . .  (29,583,803)  (245,545,564)  (216,162,653)  (291,084,126)
                                                 ------------  -------------  -------------  -------------
Gross profit. . . . . . . . . . . . . . . . . .    9,985,415     82,878,946     81,650,700    152,008,267
Selling, general and administrative expenses,
  including allowance for doubtful accounts
  receivable from a related company of
  RMB10,700,000, RMB14,000,000 and
  RMB137,000,000 in 2002, 2001 and 2000,
  respectively (note 17a) . . . . . . . . . . .   (9,173,496)   (76,140,015)   (60,970,075)  (171,174,772)
  Impairment loss of property, plant and
    equipment (note 14) . . . . . . . . . . . .  (12,228,916)  (101,500,000)             -              -
  Restructuring charges (note 15) . . . . . . .            -              -     (8,729,830)             -
                                                 ------------  -------------  -------------  -------------
Operating (loss) income . . . . . . . . . . . .  (11,416,997)   (94,761,069)    11,950,795    (19,166,505)
Interest income . . . . . . . . . . . . . . . .      118,804        986,071      1,042,345      1,141,976
Other income, including rental income received
  from a related company of RMB19,737
  RMB33,249 and RMB1,367,408 in 2002,
  2001 and 2000, respectively (note 17c). . . .      155,611      1,291,567        952,417      3,497,770
Interest expense. . . . . . . . . . . . . . . .         (862)        (7,155)      (106,977)       (16,724)
                                                 ------------  -------------  -------------  -------------
(Loss) income before income taxes . . . . . . .  (11,143,444)   (92,490,586)    13,838,580    (14,543,483)
Income tax (expense) benefit (note 7) . . . . .    1,099,811      9,128,432     (6,469,275)   (31,479,185)
                                                 ------------  -------------  -------------  -------------
Net (loss) income . . . . . . . . . . . . . . .  (10,043,633)   (83,362,154)     7,369,305    (46,022,668)
                                                 ============  =============  =============  =============

              See accompanying notes to the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                               General
                                             reserve and
                                              enterprise    (Accumulated
                               Contributed   development   loss) retained   Shareholders'
                                 capital        funds         earnings          equity
                               ------------  ------------  ---------------  --------------
                                   RMB           RMB             RMB             RMB
                                (Note 10)     (Note 12)       (Note 13)
Balance at January 1, 2000. .  475,940,000    32,428,949      168,724,411     677,093,360
Net loss for the year . . . .            -             -      (46,022,668)    (46,022,668)
Appropriation of:
  Dividend. . . . . . . . . .            -             -     (101,991,299)   (101,991,299)
                               ------------  ------------  ---------------  --------------
Balance at December 31, 2000.  475,940,000    32,428,949       20,710,444     529,079,393
Net income for the year . . .            -             -        7,369,305       7,369,305
                               ------------  ------------  ---------------  --------------
Balance at December 31, 2001.  475,940,000    32,428,949       28,079,749     536,448,698
Net loss for the year . . . .            -             -      (83,362,154)    (83,362,154)
Appropriation of:
  Reserve . . . . . . . . . .            -     4,195,059       (4,195,059)              -
  Dividend. . . . . . . . . .            -             -      (75,511,040)    (75,511,040)
                               ------------  ------------  ---------------  --------------
Balance at December 31, 2002.  475,940,000    36,624,008     (134,988,504)    377,575,504
                               ============  ============  ===============  ==============
Translated to US$
Balance at December 31, 2002
  (note 3). . . . . . . . . .   57,342,169     4,412,531      (16,263,675)     45,491,025
                               ============  ============  ===============  ==============

               See accompanying notes to the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

                            STATEMENTS OF CASH FLOWS

                                                                                Years ended December 31,
                                                                 ------------------------------------------------------
                                                                     2002          2002          2001          2000
                                                                 ------------  ------------  ------------  ------------
                                                                     US$           RMB           RMB           RMB
                                                                   (Note 3)
Cash flows from operating activities:
  Net (loss) income . . . . . . . . . . . . . . . . . . . . . .  (10,043,633)  (83,362,154)    7,369,305   (46,022,668)

Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . .    4,735,985    39,308,673    40,429,483    40,124,063
  Impairment loss of property, plant and
    equipment . . . . . . . . . . . . . . . . . . . . . . . . .   12,228,915   101,500,000             -             -
  Deferred income taxes . . . . . . . . . . . . . . . . . . . .   (1,592,530)  (13,218,000)    3,218,000     3,000,000
  Allowance for doubtful accounts . . . . . . . . . . . . . . .    1,289,157    10,700,000    14,000,000   137,000,000
  Loss on disposal of property, plant and
    equipment . . . . . . . . . . . . . . . . . . . . . . . . .        4,487        37,240             -         2,284
Changes in operating assets and liabilities:
  Decrease in bills receivable. . . . . . . . . . . . . . . . .    4,096,513    34,001,054     3,389,676     1,681,700
  (Increase) decrease in inventories. . . . . . . . . . . . . .   (1,838,671)  (15,260,968)    3,188,878     6,506,137
  (Increase) decrease in prepayments and
    deposits. . . . . . . . . . . . . . . . . . . . . . . . . .     (946,642)   (7,857,127)    5,357,670    (6,355,129)
  Increase in amounts due from related
    companies . . . . . . . . . . . . . . . . . . . . . . . . .  (10,343,993)  (85,855,138)   (3,161,817)  (15,241,977)
  Decrease (increase) in income taxes receivable. . . . . . . .      159,139     1,320,853    (1,320,853)            -
  Increase (decrease) in accounts payable and
    accrued other liabilities . . . . . . . . . . . . . . . . .    1,065,668     8,845,047    23,733,691   (33,670,694)
  Increase in accrued advertising expenses. . . . . . . . . . .      364,563     3,025,872     5,057,360             -
  (Decrease) increase in accrued employee welfare
    and incentive fund liabilities. . . . . . . . . . . . . . .   (2,447,813)  (20,316,852)   (3,337,215)    1,998,923
  Increase (decrease) in amounts due to related
    companies . . . . . . . . . . . . . . . . . . . . . . . . .      442,375     3,671,715    14,178,482    (4,141,703)
  Decrease in sales taxes payable . . . . . . . . . . . . . . .      (15,357)     (127,461)   (2,634,838)   (4,072,629)
  Increase (decrease) in income taxes payable . . . . . . . . .      117,279       973,420   (45,671,217)   (9,675,771)
  Increase in restricted bank deposits. . . . . . . . . . . . .      (40,047)     (332,396)  (35,700,000)            -
                                                                 ------------  ------------  ------------  ------------
Net cash (used in) provided by operating activities . . . . . .   (2,764,605)  (22,946,222)   28,096,605    71,132,536
                                                                 ------------  ------------  ------------  ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment. . . . . . . . . .     (898,805)   (7,460,080)   (4,134,170)  (11,690,058)
                                                                 ------------  ------------  ------------  ------------
Cash flows from financing activities:
  Dividend paid . . . . . . . . . . . . . . . . . . . . . . . .   (5,072,349)  (42,100,500)  (34,000,000)  (56,095,215)
                                                                 ------------  ------------  ------------  ------------
Net (decrease) increase in cash and cash equivalents. . . . . .   (8,735,759)  (72,506,802)  (10,037,565)    3,347,263
Cash and cash equivalents at beginning of year. . . . . . . . .    9,846,866    81,728,990    91,766,555    88,419,292
                                                                 ------------  ------------  ------------  ------------
Cash and cash equivalents at end of year. . . . . . . . . . . .    1,111,107     9,222,188    81,728,990    91,766,555
                                                                 ============  ============  ============  ============


              See accompanying notes to the financial statements.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND PRINCIPAL ACTIVITY

     Zhaoqing Blue Ribbon Brewery Noble Ltd. (the "Company") is a Sino-foreign equity joint venture enterprise registered in the People's Republic of China (the "PRC") in October 1993 in which Goldjinsheng Holding Limited ("Goldjinsheng") and Zhaoqing Brewery hold 60% and 40% interests, respectively. The venture term of the Company is twenty years, which may be extended upon mutual agreement of the joint venture parties and approval from the relevant PRC government authorities.

     Pursuant to the joint venture agreements and with the approval of the relevant PRC government authorities, the property, plant, equipment and the business of Pabst Blue Ribbon Brewery (Zhaoqing) Co. Ltd. ("Pabst Blue Ribbon"), an unrelated PRC owned enterprise, were disposed of to Zhaoqing Brewery and then to the Company as a capital contribution. Pabst Blue Ribbon was a subsidiary of the Guangdong Blue Ribbon Group Co., Ltd. ("Blue Ribbon Group").

     Since commencement of business on November 6, 1993, the Company has principally been engaged in the production and sale of beer products in the PRC. The Company's principal product is Blue Ribbon beer produced and sold under non-exclusive Pabst trademarks which were granted by Blue Ribbon Group (see note 22), an unrelated PRC owned enterprise. Malt, rice, hops, water and packing materials are the major raw materials involved in the production of Blue Ribbon beer. Effective July 1, 1995, all beer products produced by the Company were sold to Zhaoqing Blue Ribbon Beer Marketing Company Limited ("Blue Ribbon Marketing"), which was formed to promote and distribute beer products. Blue Ribbon Marketing is 70% owned by Zhaoqing Brewery, which acts as a nominee on behalf of Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth Brewery") and 30% owned directly by Blue Ribbon Group. In addition, the Blue Ribbon Group also owns indirectly 28% of Blue Ribbon Marketing.

     Goldjinsheng is a wholly-owned subsidiary of Noble China Inc., a public company previously listed on the Toronto Stock Exchange.

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

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


1.   ORGANIZATION AND PRINCIPAL ACTIVITY - continued

     In order to gain the positive benefits from the increased scale of operations and address the demanding operational environment, the management teams of the two brewing facilities and the distribution, marketing and sales operation were pooled together. The newly created management entity is called "Blue Ribbon Enterprises", and began directing all operations on January 1, 2001. However, the Company, High Worth Brewery and Blue Ribbon Marketing each remain separate legal entities.

     The reorganization of the management team, which involved the reassignment of 43 managers from the three distinct businesses, was achieved as planned. The management team of Blue Ribbon Enterprises has full authority and responsibility to direct the affairs of the Company, High Worth Brewery and Blue Ribbon Marketing, and reports to a newly established management committee consisting of representatives from the three entities.


2.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the preparation of the statutory financial statements of the Company, which are prepared in accordance with the accounting principles and relevant financial regulations established by the Ministry of Finance of the PRC ("PRC GAAP").

     The major adjustments made to the PRC statutory financial statements to conform with US GAAP include adjustments for depreciation, allowance for doubtful accounts, deferred taxation and impairment of long-lived assets.

     The Company has incurred a significant loss and experienced negative cash flows in 2002 and its sub-license to produce and distribute Pabst Blue Ribbon beer in the Guangdong Province of China expires on November 7, 2003. In addition, the minority shareholder of the Company, to which the Company is heavily dependent on for its sales, has a net working capital deficiency and has incurred significant losses in recent years. In addition, the majority shareholder of the Company is experiencing severe financial difficulties and management and other uncertainties, which may impact the operations of the Company and its ability to renew its sub-license to produce and distribute Pabst Blue Ribbon beer in China. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     During 2002, the Company experienced intense competition. The Company expects that these pressures will continue in 2003, resulting in continuing net losses, at least for the remainder of 2003.

     The Company has implemented an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of High Worth Brewery and Blue Ribbon Marketing, the Company had implemented a restructuring plan in 2001 in which 177 employees in the work force were terminated.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


2.   BASIS OF PRESENTATION - continued

     In January 2003, the management committee approved and reorganized the marketing teams by reducing the number of branch offices from 15 to 6. Management believes that the reduction in branch offices will enhance the implementation of its marketing strategies through clearer responsibilities and can allow its sales force to more effectively attempt to arrest the decline in sales volume. The Company has also arranged for new banking facilities in 2003 in order to meet its short-term working capital requirements (see note 20). However, there can be no assurances that the Company will become profitable in the near future. The Company may consider more severe restructuring alternatives if it is unable to operate profitably in the near future.

     Although Noble China Inc. is currently undergoing severe financial distress, management currently believes that the Company will be able to obtain a sub-license from Noble China Inc., a 60% shareholder of the Company, to continue to produce and sell Pabst Blue Ribbon beer in China after November 7, 2003, although there can be no assurances in this regard (see note 22).

     The Company anticipates that its operating cash flows, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the year ending December 31, 2003. If the foregoing assumptions prove to be inaccurate, the Company's cash flows may be adversely affected, which would negatively impact the ability of the Company to conduct operations at current levels and continue as a going concern.


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

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Property, plant and equipment - Property, plant and equipment is stated at cost less an allowance for depreciation and amortization. Impaired assets are stated at fair value.

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

     Depreciation and amortization are provided using the straight-line method to write off the cost of property, plant and equipment over the estimated useful lives as follows:


     Land use rights . . . . . . . . . . . . . .  6.5 years
     Buildings . . . . . . . . . . . . . . . . .  6.5 years
     Machinery and equipment . . . . . . . . . .  6.5 years
     Motor vehicles. . . . . . . . . . . . . . .   10 years
     Leasehold improvements. . . . . . . . . . .    5 years


     During 2002, the Company recorded impairment charges on property, plant and equipment, which resulted in a change in the estimated useful lives of the assets. These charges were principally implemented during the three months ended June 30, 2002 and September 30, 2002 and reduced depreciation expense and net loss by approximately RMB1,500,000 and RMB1,500,000, respectively.

     Construction in progress is stated at cost which comprises the direct costs of buildings, machinery and equipment under construction and deposits and prepayments made on machinery and equipment pending installation. Cost comprises the direct cost of construction and finance expenses arising from borrowings used to finance the construction of buildings and machinery and equipment until the construction, installation and testing are complete. No depreciation is provided until the relevant assets are available for commercial use.

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

     The provisions of Emerging Issues Task Force ("EITF") No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to reductions from sales. Prior year amounts have been reclassified to conform to the current year's presentation. These changes had no effect on the Company's operating results. The amount of sales incentives included as a deduction from sales in accordance with EITF No. 01-9 was RMB2,446,170, RMB22,438,789 and nil for the years ended December 31, 2002, 2001 and 2000, respectively.

     Advertising expenses - Advertising expenses are charged to expense in the statements of operations as incurred. Advertising expense was RMB22,710,818, RMB12,355,261 and RMB54,300 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Foreign currency translation - The financial records and the statutory financial statements of the Company are maintained in Renminbi ("RMB"). In preparing the financial statements, all foreign currency transactions are translated into Renminbi using the applicable rates of exchange for the respective periods. Monetary assets and liabilities denominated in foreign currencies have been translated into Renminbi using the rate of exchange prevailing at the balance sheet date. The resulting exchange gains or losses have been credited or charged to the statement of operations.

     Translation of amounts from RMB into United States dollars ("US$") is for the convenience of the reader only and has been made at US$1.00 = RMB8.3 (see note 11). No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

     Comprehensive income - Comprehensive income is defined to include all changes in equity during a period from non-owner sources. Comprehensive
     (loss) income equalled net (loss) income for the years ended December 31, 2002, 2001 and 2000. Accordingly, a separate statement of comprehensive
     (loss) income is not presented.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including those related to allowance for doubtful accounts, impairment of assets and income taxes, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or financial position for any year presented.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Accounting standards recently adopted - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 142 was adopted by the Company on January 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective January 1, 2002. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. SFAS No. 144 was adopted by the Company on January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation ", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 effective December 31, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company's financial position or results of operations. The Company has elected to continue to account for its employee stock options using the intrinsic value method under APB No. 25.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     New accounting standards not yet adopted - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt SFAS No. 143 effective January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 143 will have a significant impact on the its financial position or results of operations.

     In June, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a significant impact on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in the Company's 2002 financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. The Company will adopt the measurement and recording provisions of FIN No. 45 prospectively in 2003.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN No. 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. FIN No. 46 became effective on January 31, 2003, and will not have a material impact on the Company's financial position or results of operations.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


4.   ACCOUNTS RECEIVABLE

     Accounts receivable comprise:


                                               2002         2001
                                            -----------  -----------
                                                RMB          RMB

     Accounts receivables - trade. . . . .   2,137,528    2,137,528
     Less: Allowance for doubtful accounts  (2,137,528)  (2,137,528)
                                            -----------  -----------
                                                     -            -
                                            ===========  ===========

     There were no movements of allowance for doubtful accounts for accounts receivable in the years ended December 31, 2002, 2001 and 2000.

     Movement of allowance for doubtful accounts for amounts due from related companies is summarized as follows:

                                             2002         2001         2000
                                          -----------  -----------  -----------
                                              RMB          RMB          RMB
     Balance as at January 1 . . . . .    152,775,000  138,775,000    1,775,000
     Provision for the year. . . . . .     10,700,000   14,000,000  137,000,000
                                          -----------  -----------  -----------
     Balance as at December 31 . . . .    163,475,000  152,775,000  138,775,000
                                          ===========  ===========  ===========

     No amounts have been written off during the years ended December 31, 2002, 2001 and 2000.


5.   BILLS RECEIVABLE

     Bills receivable represent accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.


6.   INVENTORIES

                                                     2002        2001
                                                  ----------  ----------
                                                     RMB         RMB
     Inventories comprise:

     Raw materials . . . . . . . . . . .          43,069,848  25,284,820
     Work in progress. . . . . . . . . .           9,601,291   8,921,201
     Finished goods. . . . . . . . . . .           9,091,175  12,295,325
                                                  ----------  ----------
                                                  61,762,314  46,501,346
                                                  ==========  ==========

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

     The reconciliation of the effective income tax rate of the Company to the relevant statutory income tax rate in the PRC is as follows:

                                            Years ended December 31,
                                        -------------------------------
                                           2002       2001       2000
                                        ----------  ---------  --------
     Statutory tax rate . . . . . . . .      (27%)        27%     (27%)
     Tax holidays and concession. . . .         -        (9%)        -
     Permanent differences relating to
       non-deductible expenses. . . . .         3%        29%      246%
     Change in valuation allowance. . .        14%         -         -
     Others . . . . . . . . . . . . . .         -          -       (3%)
                                        ----------  ---------  --------
     Effective tax rate . . . . . . . .      (10%)        47%      216%
                                        ==========  =========  ========

     The (benefit) provision for income taxes consists of the following:

                                               Years ended December 31,
                                        -----------------------------------
                                            2002        2001        2000
                                        ------------  ---------  ----------
                                            RMB          RMB        RMB

     Current . . . . . . . . . . . . .    4,089,568   3,251,275  28,479,185
     Deferred. . . . . . . . . . . . .  (13,218,000)  3,218,000   3,000,000
                                        ------------  ---------  ----------
                                         (9,128,432)  6,469,275  31,479,185
                                        ============  =========  ==========

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


7.   INCOME TAXES - continued

     Deferred tax assets (liabilities) comprise the following:

                                                             2002          2001
                                                         ------------  ------------
                                                             RMB           RMB
     Deferred tax assets:
       Property, plant and equipment . . . . . . . . . .  12,567,000             -
       Valuation allowance . . . . . . . . . . . . . . . (12,567,000)            -
                                                         ------------  ------------
                                                                   -             -
                                                         ------------  ------------
     Deferred tax liabilities:
       Tax depreciation in excess of book depreciation .           -   (13,218,000)
                                                         ------------  ------------
     Net deferred tax assets (liabilities) . . . . . . .           -   (13,218,000)
                                                         ============  ============

     Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. At December 31, 2002, a valuation allowance has been established for the full amount of the deferred tax assets, as it is more likely than not that these assets will not be realized.


8.   PROPERTY, PLANT AND EQUIPMENT

                                                            2002          2001
                                                        ------------  -------------
                                                            RMB            RMB
     At cost:
       Land use rights and buildings . . . . . . . . .   79,292,899    182,265,093
       Machinery and equipment . . . . . . . . . . . .  147,044,860    436,702,090
       Motor vehicles. . . . . . . . . . . . . . . . .    8,865,938      9,181,771
       Leasehold improvements. . . . . . . . . . . . .    1,415,673      6,009,589
       Construction in progress. . . . . . . . . . . .    4,626,000      4,323,722
                                                        ------------  -------------
       Total . . . . . . . . . . . . . . . . . . . . .  241,245,370    638,482,265
       Less: Accumulated depreciation and amortization  (14,469,141)  (278,320,203)
                                                        ------------  -------------
                                                        226,776,229    360,162,062
                                                        ============  =============

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


9.   SALES TAXES

     The Company is subject to three kinds of sales taxes: value added tax ("VAT"), consumption tax and other sales taxes. The applicable VAT rate is 17% for brewery products sold in the PRC and nil for exported goods. The amount of VAT liability is determined by applying the applicable VAT rate to the invoiced amount of goods sold less VAT paid on purchases made with the relevant invoices in support. VAT is collected from customers by the Company on behalf of the PRC tax authorities and is therefore not charged to the statement of operations. The applicable consumption tax rate in respect of brewery products is RMB220 per metric ton. Beginning May 1, 2001, consumption taxes were increased for beers selling in excess of RMB3,000 per metric ton, from RMB220 per metric ton to RMB250 per metric ton. The consumption tax charged to the statement of operations is determined based on the volume of sales within the PRC territory. Exported goods are exempted. The other sales taxes are assessed as a percentage of consumption tax and VAT payable.


10.  CONTRIBUTED CAPITAL

     The Company was registered with a capital of US$50,000,000. At the balance sheet date, a total of RMB475,940,000 was contributed by the joint venture parties.


11.  FOREIGN CURRENCY EXCHANGE

     The People's Bank of China ("PBOC") and the State Exchange Administration Bureau jointly pronounced that from December 1, 1998, foreign currency exchange adjustment services for the foreign investment enterprises ("FIE"), which were previously provided by the SWAP centers within the PRC, were cancelled. From that date onwards, FIEs can only transact foreign currency transactions through those authorized banks in the PRC at the prevailing exchange rates quoted by the PBOC.

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

     The exchange rates of the RMB equivalent to US$1.00 as of December 31, 2002, 2001 and 2000 were approximately RMB8.30.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


12.  GENERAL RESERVE AND ENTERPRISE DEVELOPMENT FUNDS

     As stipulated by the relevant laws and regulations for FIEs, the Company is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentages of annual appropriations are subject to the joint venture agreement. The employee welfare and incentive fund is charged to the statement of operations. The other appropriations are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the Company. Under the joint venture agreement, the board of directors will determine the appropriations with regard to the economic situation of the Company. The percentages of annual appropriations to the general reserve fund, enterprise development fund and employee welfare and incentive fund for 2000 and 2001 have not been determined by the board of directors. The percentages of annual appropriations to the general reserve fund, enterprise development fund, and employee welfare and incentive fund for 2002 have been determined by the board of directors to be 3%, 2% and 5% of net income for the year, respectively, based on the PRC statutory financial statements..


13.  (ACCUMULATED LOSS) RETAINED EARNINGS

     As described in note 2, net (loss) income as reported in the US GAAP financial statements differs from that as reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the profits available for distribution are based on the PRC statutory financial statements. If the Company has foreign currency available after meeting its operational needs, the Company may make profit distributions in foreign currency to the extent foreign currency is available. Otherwise, it will be necessary to obtain approval and convert such distributions at an authorized bank. As of December 31, 2002 and 2001, the retained earnings calculated according to PRC GAAP available for distribution amounted to approximately RMB13,233,000 and RMB83,901,000, respectively.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


14.  IMPAIRMENT LOSS OF PROPERTY, PLANT AND EQUIPMENT

     During the year ended December 31, 2002, as a result of lower than expected operating results and continuing uncertainty with respect to the renewal of the Pabst Blue Ribbon sub-license (see note 22), the Company conducted an evaluation of the carrying value of its land use rights and buildings, and machinery and equipment, as well as the related estimated future cash flows, which included the assumption that the Company would obtain the renewal of the Pabst Blue Ribbon sub-license from Noble China Inc. prior to the expiration of the existing sub-license on November 7, 2003. As a result of this evaluation, the Company recorded a provision for impairment of its property, plant and equipment of RMB101,500,000 for the year ended December 31, 2002.

     The impairment charges were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights and buildings, and machinery and equipment, including the assumption of a 20% probability of the Company not being granted a renewal of the sub-license to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003. The Company is currently unable to predict the effect of Noble China Inc.'s financial difficulties and management and other uncertainties discussed in note 22 on Noble China Inc.'s ability to grant a sub-license to the Company to produce Pabst Blue Ribbon beer in China after the existing sub-license expires on November 7, 2003. If Noble China Inc.'s ability to grant a sub-license to the Company or if other estimates or the related assumptions change adversely in the future, the Company may be required to record an additional impairment charge.


15.  RESTRUCTURING CHARGES

     During May and July 2001, the Company implemented a restructuring program that resulted in a restructuring charge for employee severance and termination benefit costs associated with a headcount reduction of a total of 177 management, salaried and clerical positions. The majority of the restructuring activities were completed during 2001. Severance payments to these employees totaled RMB8,729,930 in 2001.


16.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid during the years ended December 31, 2002, 2001 and 2000 was RMB7,155, RMB106,977 and RMB16,724, respectively. Income tax paid for the years ended December 31, 2002, 2001 and 2000 was RMB1,795,295, RMB50,243,345 and RMB38,154,956, respectively.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


17.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

     (a)  Amounts due from related companies

          The amounts receivable from related companies mainly represented the receivable balances from companies of the Blue Ribbon Group (including subsidiaries), Blue Ribbon Marketing, Kellogg Holdings Ltd. ("Kellogg"), Lucky Blue Protein Feed Co. Ltd. ("Lucky Blue") and High Worth Brewery amounting to approximately RMB5,489,000, RMB70,225,000, nil, RMB345,000 and RMB64,904,000, respectively, for 2002 and RMB3,373,000, RMB42,378,000, RMB3,537,000, RMB410,000 and
          RMB16,110,000, respectively, for 2001.

          Kellogg is a company in which Noble China Inc. has an equity interest.

          Lucky Blue is a company in which Blue Ribbon Group has an equity interest.

          The balances with Blue Ribbon Group, Kellogg and Lucky Blue principally represented expenses paid by the Company on their behalf.

          The balances with Blue Ribbon Marketing and High Worth Brewery were operating in nature and principally represented receivables from the sale of finished goods and the purchases of raw materials. An allowance for doubtful accounts relating to these entities amounting to RMB163,475,000 and RMB152,775,000 was recorded at December 31, 2002 and 2001, respectively, on the balances with Blue Ribbon Marketing.

          The amounts are unsecured, interest-free and repayable on demand.

     (b)  Amounts due to related companies

          The amounts payable to related companies mainly represented the payable balances to companies of the Blue Ribbon Group (including subsidiaries), Rexam Beverage Can (Zhaoqing) Co., Ltd. ("Rexam", formerly known as American National Can (Zhaoqing) Co., Ltd.), Linchpin and Zaoyang Blue Ribbon Brewery High Worth Ltd. ("Zaoyang High Worth") amounting to approximately RMB8,115,000, RMB11,386,000, RMB1,423,000 and RMB351,000, respectively, for 2002 and RMB5,149,000,
          RMB12,456,000, nil and nil, respectively, for 2001.

          The balances with Blue Ribbon Group arose from the amounts payable for royalty expenses to Pabst Brewing Company and the purchases of raw materials.

          The balance with Linchpin, the immediate holding company of the Company, represented expenses paid on behalf of the Company.

          Rexam is a company in which Blue Ribbon Group has an equity interest, and the amount represented balances from the purchases of raw materials.

          Zaoyang High Worth is a company in which High Worth Brewery has an equity interest, and the amount represented balances from the purchases of raw materials.

          The balances are unsecured, interest-free and repayable on demand.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


17.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

     (c)  Related party transactions

          The Company had transactions with companies in which Blue Ribbon Group or High Worth Brewery have equity interests. The significant transactions are summarized as follows:

                                                         Years ended December 31,
                                                ---------------------------------------
                                                    2002          2001         2000
                                                ------------  ------------  -----------
                                                    RMB           RMB           RMB
     Sales of beer products to:
       Blue Ribbon Marketing . . . . . . . . .  355,495,774   341,080,358   466,532,300
       Sales incentives (as defined in
         EITF No. 01-9) allocated from
         Blue Ribbon Marketing . . . . . . . .   (2,446,170)  (22,438,789)            -
                                                ------------  ------------  -----------
                                                353,049,604   318,641,569   466,532,300
       Blue Ribbon Group . . . . . . . . . . .           91         6,426        29,424
       Rexam . . . . . . . . . . . . . . . . .       32,710         2,598        32,262
       Blue Ribbon Mineral Water . . . . . . .            -           818        12,585
       Lucky Blue. . . . . . . . . . . . . . .        2,897             -             -
     Sales of raw materials and beer
       products to:
         High Worth Brewery (see note below)     89,080,304    91,015,274             -
         Blue Ribbon Marketing . . . . . . . .      231,814       210,274             -
         Lucky Blue. . . . . . . . . . . . . .      196,029       168,154             -
     Purchases of raw materials from:
       Rexam . . . . . . . . . . . . . . . . .   86,641,847    49,050,882    67,325,141
       High Worth Brewery (see note below) . .   22,145,722    22,575,757        97,829
       Zhaoqing Blue Ribbon Wah Hing
         Paper Products Limited. . . . . . . .   15,733,916     7,592,850             -

     Royalty fee paid to:
       Blue Ribbon Group . . . . . . . . . . .    7,761,257     7,756,444    10,112,856

     Rental income received from:
       Blue Ribbon Marketing . . . . . . . . .       19,737        33,249     1,367,408

     Motor vehicle purchase consideration to:
       Blue Ribbon Marketing . . . . . . . . .            -             -        52,517
                                                ===========  ============  ============

     Note:

     During the year ended December 31, 2002, the Company sold beer products of RMB89,080,304 (2001: RMB91,015,274) (representing the direct variable cost of producing these products) to and purchased raw materials of RMB22,145,722 (2001: RMB22,575,757) from High Worth Brewery (at cost), resulting in a transfer of net inventories of RMB66,934,582 (2001:
     RMB68,439,517).

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


17.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS - continued

     (d)  Management arrangement

          On December 30, 1997, High Worth Brewery, Blue Ribbon Marketing, Blue Ribbon Group and Sichuan Brewery reached an out-of-court settlement that confirmed that:

          (i) High Worth Brewery will serve as the core organization for managing the production and operation of the Pabst Blue Ribbon beer business in the PRC. High Worth Brewery will coordinate and manage the procurement, production, sales and future development of all Pabst Blue Ribbon beer production enterprises in the PRC.

          (ii) Blue Ribbon Marketing will act as the single entity to unify and coordinate all of the sales of Pabst Blue Ribbon beer in the PRC. All of the Pabst Blue Ribbon beer products produced by the Company, High Worth Brewery and any other new joint ventures set up by High Worth Brewery will be marketed by Blue Ribbon Marketing.

          Under this arrangement, Blue Ribbon Marketing marketed and sold the production of the Company and High Worth Brewery. Through December 31, 2000, Blue Ribbon Marketing purchased the beer production from the Company and High Worth Brewery on a 2 to 1 ratio, respectively.

          During December 2000, CBR Brewing Company, Inc, and Noble China Inc. signed a memorandum pursuant to which a management committee was established to coordinate and enhance the operations of the Company, High Worth Brewery and Blue Ribbon Marketing.

          Effective January 1, 2001, the management, marketing, production and operations of the Company, High Worth Brewery and Blue Ribbon Marketing were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" to improve coordination of human resources, financial, production and marketing activities. Under this arrangement:

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

          Sichuan Brewery is a company in which High Worth Brewery has an equity interest.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


18.  RETIREMENT PLAN

     As stipulated by PRC government regulations, the Company has defined contribution retirement plans for all of its full-time employees. The Company and its employees are required to contribute to the PRC insurance companies organized by the PRC government, which are responsible for the payment of pension benefits to retired employees. The monthly contributions of the Company and the full-time employees were calculated at 17.8% and 5.0%, respectively, of the basic salaries of the full-time employees. The pension costs charged to operations by the Company for the years ended December 31, 2002, 2001 and 2000 amounted to RMB4,276,347, RMB3,120,296 and
     RMB1,260,128, respectively.


19.  FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for current assets and current liabilities qualifying as financial instruments approximate their fair values because of the short maturity of such instruments.

     The carrying amounts reported in the balance sheet for restricted bank deposits qualifying as financial instruments approximate their fair values because of the nature of such instruments.


20.  CREDIT FACILITIES

     At December 31, 2002, the Company had arranged revolving credit facilities aggregating RMB137,200,000, subject to final drawdown approval from the participating banks. The revolving credit arrangements, which have been accepted in principle by the participating banks, are secured by RMB217,972,489 of property, plant and equipment as of December 31, 2002. With respect to the RMB137,200,000 of revolving credit arrangements, RMB100,000,000 and RMB37,200,000 will expire in December 2004 and March 2008, respectively. The interest rates and repayment terms will be determined upon the drawdown of these revolving credit facilities. The Company had not drawn down any loans from the participating banks as at December 31, 2002. There are no significant covenants or financial restrictions relating to these revolving credit arrangements.


21.  CONCENTRATION OF RISKS

     The Company's operating assets and primary sources of income and cash flows are in the PRC. The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities, which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant changes in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in, the PRC. There is also no assurance that the Company will not be adversely affected by any such change in government policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

     As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


21.  CONCENTRATION OF RISKS - continued

     and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

     All the Company's revenues are principally derived from the sale of Pabst Blue Ribbon beer (see note 22).

     The Company sold almost 100% of its products to Blue Ribbon Marketing in 2002, 2001 and 2000, respectively, and is heavily dependent on such sales to this related company. Blue Ribbon Marketing has a net working capital deficiency and did not settle those outstanding amounts due to be paid to the Company as at December 31, 2002. As discussed in note 22, the Company's sub-license to produce and sell Pabst Blue Ribbon beer in the Guangdong Province of China expires in November 2003. The majority shareholder of the Company, Noble China Inc., has recently publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and is insolvent. Noble China Inc. further disclosed that it is considering various courses of action. The impact, if any, of these matters on the Company is uncertain.

     The financial instruments that are exposed to concentration of credit risk consist primarily of cash and receivables from related companies. Cash is maintained with major banks in the PRC. The Company's business activity is with related companies in the PRC.


22.  COMMITMENTS AND CONTINGENCIES

     (a) Blue Ribbon Group entered into licensing arrangements with Pabst Brewing Company whereby Blue Ribbon Group was granted the exclusive right to produce and market products under four specific Pabst trademarks in the PRC, the non-exclusive right to market such products in other Asian countries except Hong Kong, Macau, Japan and South Korea, and the right to sub-license the use of the trademarks to any other enterprise in the PRC. Pursuant to the terms of the sub-license agreement, Blue Ribbon Group granted the Company the right to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. The sub-license agreement is valid until November 7, 2003. In consideration for the sub-license granted, the Company is obligated to pay Blue Ribbon Group a royalty fee of US$0.10 for each carton of bottled or canned beer produced (see note 17c).

          Noble China Inc., a public company previously listed on the Toronto Stock Exchange that is the 60% shareholder of the Company, has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003. In consideration for the license agreement, Noble China Inc. reported that it had paid Pabst Brewing Company US$5,000,000 for the right to use the Pabst Blue Ribbon trademarks and agreed to pay royalties based on gross sales.

          During 2002, Noble China Inc. publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and was insolvent, and was considering various courses of action.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


22.  COMMITMENTS AND CONTINGENCIES - continued

          On July 22, 2002, Noble China Inc. held its Annual and General Meeting of Shareholders. A Special Meeting of Shareholders and a Meeting of Debenture holders were also held on July 22, 2002 to seek approval for certain amendments to its 9% Convertible Subordinated Debentures and to the Trust Indenture governing the Debentures. Noble China Inc. has CDN$30,000,000 of outstanding Debentures. As a result of ongoing discussions between the major Debenture holders and the City of Zhaoqing, which is indirectly a major shareholder of Noble China Inc., regarding a possible restructuring of Noble China Inc., the amendments to the Debentures and to the Trust Indenture were not presented for a vote at the Special Meeting of Shareholders and at the Meeting of Debenture holders; both such meetings were instead adjourned to times and places to be determined.

          On September 3, 2002, Noble China Inc.'s report for the three months ended June 30, 2002 disclosed that although the major shareholder and the major Debenture holder were continuing their discussions, no meaningful progress had been noted and the directors of Noble China Inc. planned to resign on September 20, 2002.

          On September 24, 2002, a press release by Noble China Inc. announced that one of its three directors had resigned on September 20, 2002, and that the remaining two directors intended to resign. On November 12, 2002, Noble China Inc. held a meeting of shareholders to elect a new Board of Directors to consist of three members; three candidates nominated by Lan Wei, a company controlled by the City of Zhaoqing, were elected to the Board of Directors.

          Discussions between the holders of a majority of the Debentures and representatives of the City of Zhaoqing regarding a reorganization of Noble China Inc. resulted in a preliminary agreement in principle with respect to settlement in full of the outstanding Debentures. Discussions between representatives of the City of Zhaoqing and Pabst Brewing Company regarding a reorganization of Noble China Inc. and a restructuring of the master license agreement that becomes effective on November 7, 2003 resulted in the execution of a non-binding term sheet in March 2003. These agreements are both conditional on Noble China Inc. being able to implement a formal reorganization of its debt and equity securities. The successful reorganization of Noble China Inc. is subject to the preparation and execution of definitive agreements and a plan of reorganization, compliance with all applicable laws and regulations, and the funding, approval and consummation of a court-approved reorganization plan of Noble China Inc. Accordingly, as a result of the uncertainty with respect to these matters, there can be no assurances that Noble China Inc. will be successfully reorganized or that the Company will be able to retain the right to produce and distribute Pabst Blue Ribbon beer in China subsequent to November 7, 2003.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


22.  COMMITMENTS AND CONTINGENCIES - continued

          As of December 31, 2002, the Company has not obtained a renewal of the sub-license agreement, which expires on November 7, 2003. The inability of the Company to obtain a sub-license from Noble China Inc. or to renew the Company's sub-license or enter into some other from of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

     (b) As of December 31, 2002, the Company had the following commitments, which had not been provided for in the financial statements:

                                                                        RMB
          Capital expenditure in respect of the purchase of
          property, plant and equipment . . . . . . . . . . . . . .  4,062,324
                                                                     =========

     (c) On April 3, 2002, the Company was served with a preservation order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB35,700,000. The court order is related to litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast Property Development Ltd., with respect to Noble China Inc.'s 1994 investment in Shandong Souguang Brewery Co. Ltd. China Coast Property Development Ltd. is owned by the brother of Lei Kat Chong, the former chairman of Noble China Inc., and is asserting a total claim against Noble China Inc. of approximately RMB53,100,000. Noble China Inc., through its wholly-owned subsidiary, Linchpin, owns a 60% interest in the Company.

          The court order specified that a total of RMB53,100,000 was to be retained by the Company pending resolution of the litigation. Accordingly, in addition to the RMB35,700,000 of funds frozen, the Company will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin of RMB17,400,000.

          The Company has engaged legal counsel in the PRC to file a challenge to the court order, but there can be no assurances that this effort will be successful.

          The RMB35,700,000 of funds frozen by court order will be designated by the Company as a portion of future dividend distributions payable to Linchpin. In May 2002, the Company declared a dividend distribution of RMB75,511,040. The dividend payable to Linchpin amounting to RMB45,306,624 can only be remitted to Linchpin when the preservation order is released and approval from the Foreign Exchange Bureau is obtained.

          On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay the amount of claims in the sum of US$3,999,988 and RMB20,000,000 plus legal costs of RMB541,210, and interest from June 21, 2001 within one month of the judgment. Noble China Inc. announced that it would appeal the Shandong Court's decision to the Supreme Court of the PRC.

                    ZHAOQING BLUE RIBBON BREWERY NOBLE LTD.
                    ---------------------------------------
                 (Registered in the People's Republic of China)


22.  COMMITMENTS AND CONTINGENCIES - continued

          On September 23, 2002, the Shandong Court issued a new preservation order to those banks where the Company kept its previously frozen funds, requiring them to extend the period of preservation for an additional six months until March 23, 2003.

          Management of the Company believes that the operations of the Company will not be impaired as a result of the court order freezing a portion of its bank accounts and that the Company has adequate working capital resources to fund its current operating requirements.


23.  SUBSEQUENT EVENTS

     On March 21, 2003, the Shandong Court further extended its Preservation Order for another six months to September 23, 2003.

     During the three months ended March 31, 2003, the Company experienced significant decreases in sales and continuing operating losses. The Company is in the preliminary stages of assessing the potential effect, if any, that this development may have on the Company's financial position and results of operations at March 31 ,2003, including a possible further impairment charge with respect to property, plant and equipment.

                                INDEX TO EXHIBITS

Exhibit
Number         Description of Document
-------        -----------------------

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

10.9    (P)    Transferring Agreement dated May 20, 1994 among Pabst Zhaoqing,
               Pabst US and Guangdong Blue Ribbon, with English Translation.(3)

10.10   (P)    Deed dated December 5, 1994 between Oriental Win and Holdings regarding the Shareholder Loan, with Supplementary documentation.(3)

10.11 Long Term Purchase Agreement dated April 1, 1995 between the Marketing Company and Zhaoqing Brewery (English Translation).(4)

Exhibit
Number         Description of Document
--------       -----------------------

10.12 Long Term Purchase Agreement dated July 11, 1995 between the Marketing Company and Noble Brewery (English Translation).(4)

10.13   (C)    1998 Stock Option Plan.(5)

10.14 Joint Venture Agreement dated January 13, 1998 between High Worth JV and Zao Yang Brewery regarding Zao Yang High Worth Brewery (English Translation).(5)

10.15 Joint Venture Agreement dated October 18, 1999 between March International Group Limited, Jilin Province Juetai City Brewery and Jilin Province Chuang Xiang Zhi Yie Ltd. regarding Jilin Lianli Brewery (English Translation).(6)

10.16 Agreement and Plan of Merger between High Worth Holdings Ltd and CBR Brewing Company, Inc. dated January 24, 2003.(7)

21             Subsidiaries of the Company.(7)

23             Consent of Independent Auditors.(7)

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(7)

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