Form 10-Q
period 2003-03-31
CBR BREWING CO INC
filed 2003-06-11
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 2003


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ____________


                       Commission File Number:  33-26617A


                            CBR BREWING COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     British Virgin Islands                                       --
-------------------------------                         ----------------------
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


                                      INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002

                    Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2003 and 2002

                    Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2003 and 2002

                    Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2003 and 2002


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Item 3.   Quantitative and Qualitative Disclosures about Market Risk


          Item 4.   Controls and Procedures


PART II. OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATIONS

                             CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                                  March 31, 2003         December 31, 2002
                                             ------------------------    -----------------
                                                 RMB          USD               RMB
                                             ------------  ----------       -----------
                                             (Unaudited)   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                  71,321,312    8,592,929       117,075,072
   Accounts receivable, net (Note 3)          74,991,866    9,035,165       114,641,020
   Bills receivable                            1,605,000      193,373           500,000
   Inventories (Note 4)                       49,752,546    5,994,283        54,180,017
   Amounts due from related
     companies (Note 5)                       51,605,225    6,217,497         4,647,971
   Income taxes receivable                     1,927,759      232,260         1,927,759
   Prepayments and deposits                   14,672,542    1,767,777         9,212,093
   Other receivables                          18,120,287    2,183,167        11,109,615
                                             -----------  -----------       -----------

  Total current assets                       283,996,537   34,216,451       313,293,547

Loan receivable (Note 5)                       7,086,358      853,778                -

Interest in an associated company
  (Note 6)                                   119,692,586   14,420,793       213,760,312

Property, plant and equipment, net
  (Note 7)                                       726,331       87,510        64,186,910
                                             -----------  -----------       -----------

  Total assets                               411,501,812   49,578,532       591,240,769
                                             ===========  ===========       ===========

                                  (continued)

                        CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                 March 31, 2003         December 31, 2002
                                           -------------------------    -----------------
                                               RMB           USD               RMB
                                           -----------   -----------       -----------
                                           (Unaudited)   (Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Bank borrowings (Note 8)                 137,766,319   16,598,352        130,818,717
  Accounts payable                          17,408,324    2,097,388         18,182,253
  Accrued advertising expenses              57,011,256    6,868,826         55,478,622
  Accrued other liabilities                100,495,760   12,107,923        102,288,435
  Amounts due to related companies
   (Note 5)                                      1,560          188              1,560
  Amount due to an associated company
   (Note 9)                                285,271,416   34,370,050        298,379,194
  Sales taxes payable                       27,492,559    3,312,357         27,693,120
                                           -----------   -----------       ------------

  Total current liabilities                625,447,194   75,355,084        632,841,901
                                           -----------   -----------       ------------

Long-term liabilities:
  Bank borrowings                              155,260       18,706            155,260
                                           -----------   -----------       ------------

  Total long-term liabilities                  155,260       18,706            155,260
                                           -----------   -----------       ------------

Minority interests (Note 11)                        -             -                  -
                                           -----------   -----------       ------------

Contingencies (Note 12)

Common stock:
  -Class A, with no par value
  (2002: US$0.0001 par value),
  90,000,000 shares authorized,
  5,010,013 shares outstanding                      -             -              4,273
  -Class B, with no par value
  (2002: US$0.0001 par value),
  10,000,000 shares authorized,
  3,000,000 shares outstanding                      -             -              2,559
Additional paid-in capital                 107,368,677    12,935,985       107,361,845
General reserve and enterprise
  development funds                         18,735,220     2,257,255        18,735,220
Accumulated deficit                       (340,204,539)  (40,988,498)     (167,860,289)
                                           -----------   -----------       ------------

  Total shareholders' deficiency          (214,100,642)  (25,795,258)      (41,756,392)
                                           -----------   -----------       ------------

Total liabilities and shareholders'
  deficiency        )                      411,501,812    49,578,532       591,240,769
                                           ===========   ===========       ============

        See accompanying notes to the consolidated financial statements.

                             CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended    Three Months Ended
                                                     March 31, 2003        March 31, 2002
                                              ---------------------------  --------------
                                                   RMB            USD           RMB (1)
                                              -------------  ------------  --------------
Sales                                           80,531,286     9,702,565     183,902,477
Sales taxes                                     (4,528,486)     (545,601)     (5,730,529)
                                              -------------  ------------  --------------
Net sales                                       76,002,800     9,156,964     178,171,948
Cost of sales, including net inventory
  transferred from related companies of
  RMB 20,607,505 and RMB 10,739,986; beer
  products purchased from associated
  company for resale of RMB 35,752,181
  and RMB 91,270,127; other beer products
  purchased from associated company by
  Zhaoqing Brewery of RMB 22,356,037 and
  RMB 15,574,954; and royalty fee paid to
  a related company of RMB 514,315 and
  RMB 865,718, respectively
  (Note 5(b) to (d))                           (55,588,856)   (6,697,453)   (128,678,113)
                                              -------------  ------------  --------------
Gross profit                                    20,413,944     2,459,511       49,493,835

Selling, general and administrative
  expenses                                     (31,462,718)   (3,790,689)    (51,561,315)
Impairment of property, plant and
  equipment (Note 7)                           (65,250,000)   (7,861,446)              -
                                              -------------  ------------  --------------
Operating loss                                 (76,298,774)   (9,192,624)     (2,067,480)

Interest income                                    102,335        12,330              -
Interest expense                                (2,080,085)     (250,613)     (2,298,004)
                                              -------------  ------------  --------------
Loss before minority interests
  and equity in (loss) earnings
  of an associated company                     (78,276,524)   (9,430,907)     (4,365,484)
Minority interests (Note 11)                            -             -               -
                                              -------------  ------------  --------------
Loss before equity in loss (earnings)
  of an associated company                     (78,276,524)   (9,430,907)     (4,365,484)
Equity in (loss) earnings of an
  associated company                           (94,067,726)  (11,333,461)      3,915,814
                                              -------------  ------------  --------------
Net loss                                      (172,344,250)  (20,764,368)       (449,670)
                                              -------------  ------------  --------------
Net loss per common share (Note 2)
  - basic and diluted                               (21.52)        (2.59)          (0.06)
                                              =============  ============  ==============
Weighted average number of common
  shares outstanding
  - basic and diluted                            8,010,013     8,010,013       8,010,013
                                              =============  ============  ==============

(1) The provisions of Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to a reduction from sales. Prior quarter amounts have been reclassified to conform to the current quarter's presentation; this reclassification had no effect on the Company's operating results. The amount of sales incentives recorded as a deduction from sales in accordance with EITF No. 01-9 was RMB 7,433,616 for the three months ended March 31, 2002.


        See accompanying notes to the consolidated financial statements.

                               CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Three Months Ended      Three Months Ended
                                                            March 31, 2003         March 31, 2002
                                                     ---------------------------  -----------------
                                                         RMB            USD              RMB
                                                     ------------  -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            (172,344,250)   (20,764,368)          (449,670)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
   Allowance for doubtful accounts                     2,600,000        313,253          6,500,000
   Depreciation and amortization                       2,167,987        261,204          7,554,837
   Impairment of property, plant and equipment        65,250,000      7,861,446                  -
   Equity in (loss) earnings of an
     associated company                               94,067,726     11,333,461         (3,915,814)

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts receivable                                37,049,154      4,463,753         (1,116,709)
   Bills receivable                                   (1,105,000)      (133,132)        (9,592,000)
   Inventories                                         4,427,471        533,430             47,404
   Amounts due from related companies                    (16,631)        (2,003)         (5,062,35)
   Income taxes receivable                                    -               -         (1,624,580)
   Prepayments and deposits                           (5,460,449)      (657,886)         1,493,378
   Other receivables                                  (7,010,672)      (844,659)        (8,784,824)
 Increase (decrease) in -
   Accounts payable                                     (773,929)       (93,245)       (6,722,340)
   Accrued liabilities                                (2,660,041)      (320,487)        16,660,126
   Amount due to an associated company               (13,107,778)    (1,579,250)       (11,051,238)
   Sales taxes payable                                  (200,561)       (24,163)         1,251,622
                                                     ------------  -------------  -----------------

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                           2,883,027        347,354        (14,812,161)
                                                     ------------  -------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advance to related party                          (46,940,623)    (5,655,497)                 -
   Loan receivable                                    (7,086,358)      (853,778)                 -
   Purchases of property, plant and
     equipment                                        (1,557,408)      (187,640)          (737,432)
                                                     ------------  -------------  -----------------

NET CASH USED IN INVESTING ACTIVITIES                (55,584,389)    (6,696,915)          (737,432)
                                                     ------------  -------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                 7,000,000        843,373         14,000,000
   Repayment of bank borrowings                          (52,398)        (6,313)       (13,080,195)
   Advance from related party                                 -               -          5,700,000
   Increase in amounts due to related
     companies                                                -               -            263,352
                                                     ------------  -------------  -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES              6,947,602        837,060          6,883,157
                                                     ------------  -------------  -----------------

Net decrease in cash and cash equivalents            (45,753,760)    (5,512,501)        (8,666,436)

Cash and cash equivalents at beginning of period     117,075,072     14,105,430         71,366,480
                                                     ------------  -------------  -----------------

Cash and cash equivalents at end of period            71,321,312      8,592,929         62,700,044
                                                     ============  =============  =================

        See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


1.  ORGANIZATION  AND  PRINCIPAL  ACTIVITIES

CBR Brewing Company, Inc. ("CBR") was originally incorporated on April 20, 1988 under the laws of the State of Florida. At December 31, 2001, CBR's principal shareholder was Shenzhen Huaqiang Holdings Limited ("Huaqiang"), incorporated in the People's Republic of China (the "PRC" or "China"), which held indirectly 63.2% of the outstanding Class A common stock and 80% of the outstanding Class B common stock. Effective January 10, 2002, Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited ("Lan Wei") acquired from Huaqiang all of its equity interest in CBR. Lan Wei is a company controlled by the City of Zhaoqing, which is located in Guangdong Province, People's Republic of China.

In February 2002, Lan Wei acquired additional Class A common shares representing an approximate 7.2% equity interest in CBR from a third party in a private transaction. As part of this transaction, Lan Wei also acquired Huaqiang's 19.6% equity interest in Noble China Inc., a Canadian public company.

Effective February 28, 2003, CBR reincorporated from the State of Florida in the United States of America ("US") to the British Virgin Islands ("BVI") by merging into its wholly-owned BVI subsidiary, High Worth Holdings Ltd ("Holdings"). This off-shore reincorporation was for tax planning purposes, since all of CBR's assets and operations are currently located in China and are expected to continue to be located outside the US in the future. The reincorporation had no effect on CBR's current business operations in China. On March 3, 2003, Holdings changed its name to CBR Brewing Company Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates).

The Agreement and Plan of Merger related to the reincorporation dated January 24, 2003 was approved by majority of shareholders of each class of common stock outstanding as of December 31, 2002. Holdings was the surviving corporation subsequent to the merger and possesses all of the rights, privileges, powers and franchises and is subject to all the restrictions, disabilities and duties of the dissolved Florida corporation. Each Class A share of the Florida corporation was converted into one fully paid and non-assessable (with no par value) Class A share of capital stock of the BVI corporation and each Class B share of the Florida corporation was converted into one fully paid and non-assessable Class B share of capital stock of the BVI corporation. The surviving BVI corporation assumed and continued the reporting obligations of the dissolved Florida corporation under new OTC Bulletin Board trading symbol "CBRAF" and the consolidated operations of the Company continued without interruption.

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

Prior to the reincorporation, the Company's wholly-owned subsidiary, Holdings, was a holding company that was formed solely to effect the acquisition of a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth JV"). High Worth JV is a Sino-foreign equity joint venture enterprise that was registered in the PRC on July 2, 1994 in which Guangdong Blue Ribbon, an unrelated joint stock limited company incorporated in the PRC, and Holdings hold 40% and 60% interests, respectively.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


1.  ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  (continued)

On October 31, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery ("Zhaoqing Brewery"), including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Noble Brewery"). Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth JV, Zhaoqing Brewery was a wholly-owned subsidiary of Guangdong Blue Ribbon. Noble Brewery is a Sino-foreign equity joint venture enterprise which was registered in the PRC on October 8, 1993, in which Goldjinsheng Holding Limited ("Goldjinsheng"), an unrelated party at that time, and Zhaoqing Brewery hold 60% and 40% interests, respectively. Zhaoqing Brewery and Noble Brewery are both engaged in the production and sale of beer products in the PRC.

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

In January 1996, Zhaoqing Brewery transferred all of its operating assets and liabilities to High Worth JV pursuant to the original Joint Venture Agreement, the Asset Transfer Agreement signed in May 1994, and the relevant government regulations. Subject to the completion of [certain legal procedures and documentation], investments in Noble Brewery and the Marketing Company will be transferred to High Worth JV. Zhaoqing Brewery is currently acting as the nominee for High Worth JV with respect to the investments in Noble Brewery and the Marketing Company.

Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will then be transferred to High Worth JV (in this context, Zhaoqing Brewery and High Worth JV are used interchangeably to refer to the same entity). Since January 1996, the operating activities of Zhaoqing Brewery have been part of High Worth JV. The Company is expecting the completion of the approval procedures by the end of 2003.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


1.  ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  (continued)

On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery. The new brewery was designated Zao Yang Blue Ribbon High Worth Brewery Limited ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998 based on the sub-license granted by Guangdong Blue Ribbon in June 1998. Commencing June 1998, the Marketing Company also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution.

In November 2002, High Worth JV and Zao Yang Brewery agreed to contribute additional capital of RMB 24,444,500 into Zao Yang High Worth Brewery in proportion to their respective equity interests of 55% and 45%. High Worth JV has contributed RMB 13,444,500 through a deduction from its intercompany balance due from Zao Yang High Worth Brewery and Zao Yang Brewery has made a cash contribution of RMB 11,000,000 effective December 31, 2002.

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

NOBLE CHINA INC. - Noble China Inc., the 60% shareholder of Noble Brewery, has publicly reported that in May 1999 it entered into a license agreement with Pabst US granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003.

As at March 31, 2003, the Company has not yet obtained a renewal of the Pabst Blue Ribbon sub-license agreement. The inability of the Company to obtain a sub-license from Noble China Inc. or to renew the Company's sub-license or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon
Enterprises" in order to achieve improved coordination of human resources, financial, production and marketing activities, greater efficiency and improved operating profitability. Zhaoqing Brewery, Noble Brewery and the Marketing Company each remain as legally distinct entities (see Note 5(a)).

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


1.  ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  (continued)

Under the new management team, the Company implemented a restructuring program that eliminated the positions of a total of 538 employees, of which 313 were from Zhaoqing Brewery, 177 were from Noble Brewery and 48 were from the Marketing Company. Severance payments to these employees from Zhaoqing Brewery and the Marketing Company totaled RMB 20,396,494 and RMB 1,912,742, respectively. As a result, the Company recorded restructuring costs of RMB 22,309,236 for the year ended December 31, 2001. In addition, severance payments to the employees of Noble Brewery were RMB 8,729,830, of which RMB 3,491,932 was included in the equity in (loss) earnings of an associated company for the year ended December 31, 2001.

During 2002, Noble China Inc. publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and was insolvent, and was considering various courses of action.

On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay claims of US$3,999,988 and RMB 20,000,000 plus legal costs of RMB 541,210, and interest from June 21, 2001 within one month of the judgment. The litigation was related to a claim by China Coastal Development Ltd. (see Note 6). Noble China Inc. appealed the Shandong Court's decision to the Supreme Court of the PRC, which was accepted on November 4, 2002, a hearing for which is still pending.

On  July  22,  2002,  Noble  China  Inc.  held its Annual and General Meeting of
Shareholders. A Special Meeting of Shareholders and a Meeting of Debenture holders were also held on July 22, 2002 to seek approval for certain amendments to the 9% Convertible Subordinated Debentures and to the Trust Indenture governing the Debentures. Noble China Inc. has CN$30,000,000 of outstanding Debentures. As a result of ongoing discussions between the major Debenture holders and the City of Zhaoqing, indirectly a major shareholder of Noble China Inc., regarding a possible restructuring of Noble China Inc., the amendments to the Debentures and to the Trust Indenture were not presented for a vote at the Special Meeting of Shareholders and at the Meeting of Debenture holders; both such meetings were instead adjourned to times and places to be determined. The Board of Directors of Noble China Inc. was re-elected and confirmed its short-term assistance to facilitate the negotiations between the major shareholder of Noble China Inc. and the major Debenture holder. The Directors of Noble China Inc. indicated that if the major shareholder and major Debenture holder could not reach a resolution on an appropriate restructuring plan that the Board of Directors could support in the interest of all shareholders and Debenture holders within 60 days, the Board of Directors would resign.

On September 3, 2002, Noble China Inc.'s report for the three months ended June 30, 2002 disclosed that although the major shareholder and the major Debenture holder were continuing their discussions, no meaningful process had been noted and the Directors planned to resign on September 20, 2002.

On September 24, 2002, a press release by Noble China Inc. announced that one of its three directors had resigned on September 20, 2002, and that the remaining two directors intended to resign. On November 12, 2002, Noble China Inc. held a meeting of shareholders to elect a new Board of Directors to consist of three members; three candidates nominated by Lan Wei, a company controlled by the City of Zhaoqing, the major shareholder of the Company, were elected to the Board of Directors.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


1.  ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  (continued)

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

As of March 31, 2003, the Company and Noble Brewery have not obtained a renewal of their respective Pabst Blue Ribbon sub-license agreements, which expire on November 7, 2003. The inability of the Company or Noble Brewery to obtain or renew a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company and Noble Brewery to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of RMB 46,000,000 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. Of such amount, RMB 20,000,000 is to be invested in businesses affiliated with Lan Wei and RMB 26,000,000 is to be used to facilitate the reorganization or restructuring of Noble China Inc. (see Note 5(f)). Lan Wei has agreed to repay the RMB 20,000,000 loan by June 30, 2003. The RMB 26,000,000 is being held in a bank escrow account, and will be repaid to the Company if and when it is determined that it is not possible to file a confirmable plan of reorganization or implement an out-of-court restructuring of Noble China Inc., but in no event later than December 31, 2003. The loans bear interest at 3.9% per annum.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


1.  ORGANIZATION  AND  PRINCIPAL  ACTIVITIES  (continued)

If and when Noble China Inc. is successfully reorganized or restructured with the assistance of Lan Wei, it is expected that the Company will receive a sub-license or an assignment of the license to produce and distribute Pabst Blue Ribbon in China, and that the Company will have the option to have the RMB 26,000,000 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with a reorganization or restructuring of Noble China Inc. with a fair value equivalent to the loan amount.

The Company is currently unable to predict the effect that these developments may have on future operations, including any effect on the Company's ability to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China effective from November 7, 2003, or the impact on Noble Brewery, the Company's affiliate. However, management has made certain assumptions with respect to these uncertainties in order to evaluate the carrying value of its property, plant and equipment, as well as its investment in an associated company (see Notes 6 and 7).

During the three months ended March 31, 2003, as a result of an unexpected substantial deceases in sales, continuing operating losses, a working capital deficiency and the outbreak of severe acute respiratory syndrome ("SARS"), the Company conducted a re-evaluation of the carrying value of its land use rights, property and building, plant and equipment, office equipment and motor vehicles, construction in progress, and the accrued capital commitment with respect to the purchase of production assets, and the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000 for the three months ended March 31, 2003, for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, and construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery has a 50% chance of being granted a renewal of the Pabst sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003, with a production ratio of 1 to 2. Included in the impairment charges were amounts related to the purchase commitments for production equipment of RMB 2,400,000, which have been recorded as an accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative.
Accordingly, the effect of the Company successfully obtaining a renewal of a sub-license is expected to have little impact on the recoverability of the assets. As a result, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


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

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position at March 31, 2003, its results of operations for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United State of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission. A summary of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The results of operations for the three months ended March 31, 2003 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

GOING CONCERN - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced decreased sales and a net loss for the past three consecutive years, incurred significant losses during the three months ended March 31, 2003, has a net working capital deficiency of RMB 341,450,657 as of March 31, 2003, and may not receive an extension of its sub-license to produce and distribute Pabst Blue Ribbon beer, which expires on November 7, 2003. In addition, Noble China Inc., the majority shareholder of the Company's associated company, is experiencing severe financial difficulties and management and other uncertainties which may impact the operations of Noble Brewery and its ability to renew its sub-license to continue to produce and distribute Pabst Blue Ribbon in China. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have reported that there is substantial doubt about the Company's ability to continue as a going concern.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


2.  BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

During 2002, the Company experienced reduced net sales as a result of intense competition, reduced cash flows and diminished working capital. The Company expects that these pressures will continue for the remainder of 2003 and into 2004, resulting in continued net losses.

The Company has implemented an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, the Company implemented a large scale restructuring plan in 2001 in which almost one-third of the work force was eliminated. Although effective control of the Company changed on January 22, 2002 and a new management team was appointed to operate the Company in 2002, the Company anticipates that the restructuring and internal consolidation programs will continue if it is unable to regain profitability in the near future.

In 2002, the Company implemented a series of new sales programs to launch various newly developed or modified local brand beers into the market, including brands such as "Lanli", "Lancheng", "Lanshi", "Xile" and "Zhaopi". Together with the local brand beer "Di Huang Quan" produced by Zao Yang High Worth Brewery, the Company intends to increase its marketing efforts with respect to these new local brands. If the Company is unable to obtain a new sub-license to produce Pabst Blue Ribbon beer in China after November 7, 2003, these new local brands would be expected to become the main product lines and the major source of revenues for High Worth JV and Zao Yang High Worth Brewery. However, pursuant to the joint venture agreement of Noble Brewery, the Company will continue to manage the daily operations of Noble Brewery until the expiration of the joint venture on June 10, 2013. In May 1999, Noble China Inc. entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in the PRC for 30 years commencing in November 2003. Accordingly, management currently believes that Noble Brewery will be able to obtain a sub-license from Noble China Inc., the 60% shareholder of Noble Brewery, to continue to produce and sell Pabst Blue Ribbon beer in China after November 7, 2003, although there can be no assurances in this regard.

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

The Company anticipates that its operating cash flows, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements through December 31, 2003. However, if the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operations at current levels and continue as a going concern.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including those related to interest in an associated company, allowance for doubtful accounts, impairment of assets and income taxes, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

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

Prior to the reincorporation, in 2002, the Company's share capital was denominated in United States dollars ("US$") and for reporting purposes, the US$ share capital amounts have been translated into Renminbi ("RMB") at the applicable rates prevailing on the transaction dates. Effective March 1, 2003, the Company transferred its share capital to additional paid-in capital and recorded no par value for both of the Company's common stock in Class A and Class B subsequent to the reincorporation.

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

The provisions of Emerging Issues Task Force (EITF) No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to reductions from sales. Prior year amounts have been reclassified to conform to the current year's presentation. These changes had no effect on the Company's operating results. The amount of sales incentives included as a deduction from sales in accordance with EITF No. 01-9 was RMB 7,006,485 and RMB 7,433,616 for the three months ended March 31, 2003 and 2002, respectively.

COMPREHENSIVE INCOME - The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is defined to include all changes in equity during a period from non-owner sources. Comprehensive income (loss) equaled the net loss for the three months ended March 31, 2003 and 2002.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 31, 2003, potentially dilutive securities representing 105,000 shares of common stock were outstanding, consisting of stock options to purchase 30,000 shares exercisable at $3.87 per share and 75,000 shares exercisable at $0.72 per share. At March 31, 2002, potentially dilutive securities representing 165,000 shares of common stock were outstanding, consisting of stock options to purchase 60,000 shares exercisable at $3.87 per share, and 105,000 shares exercisable at $0.72 per share. For the three months ended March 31, 2003 and 2002, common shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock for all periods presented, and thus would have been anti-dilutive. Accordingly, basic and diluted EPS are the same for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS - In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities." ("SFAS No.149), which is effective for any new derivative instruments the Company enters into after June 30, 2003. SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. The adoption of SFAS No. 149 is not anticipated to have a significant impact on the Company's financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No.150"), which is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The adoption of SFAS No.150 is not anticipated to have a significant impact on the Company's financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial position and results of operations.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 was applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 had been applied in the Company's 2002 financial statements. The requirement to record a liability applied to guarantees issued or modified after December 31, 2002. The Company has adopted the measurement and recording provisions of FIN No. 45 in 2003 prospectively.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. FIN No. 46 was effective for the Company on January 31, 2003, and did not have a material impact on the Company's financial position and results of operations.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


3.  ACCOUNTS  RECEIVABLE

The balance of accounts receivable is presented in the accompanying consolidated financial statements net of the allowance for doubtful accounts. The Company provided an allowance for doubtful accounts of RMB 2,600,000 and RMB 6,500,000 for the three months ended March 31, 2003 and 2002, respectively. Changes in the allowance for doubtful accounts for the three months ended March 31, 2003 and for the year ended December 31, 2002 were as follow:

                                          March 31, 2003          December 31, 2002
                                   -----------------------------  -----------------
                                        RMB            USD               RMB
                                    (Unaudited)    (Unaudited)        (Audited)
                                   -------------  --------------  -----------------
Balance at beginning of period       90,991,024      10,962,774        104,632,067

 Provision for doubtful accounts:

  - for the three months
      ended March 31,                 2,600,000         313,253
  - during the year 2002                      -               -         18,411,931

Accounts written off:

  - during the three months
      ended March 31,                (2,639,460)       (318,007)                 -
  - during the year 2002                                               (32,052,974)
                                   -------------  --------------  -----------------
Balance at end of period             90,951,564      10,958,020         90,991,024
                                   =============  ==============  =================


4.  INVENTORIES

Inventories  consisted of the following at March 31, 2003 and December 31, 2002:

                     March 31, 2003         December 31, 2002
                  ------------------------  -----------------
                      RMB          USD            RMB
                  -----------  -----------    ----------
                  (Unaudited)  (Unaudited)

Raw materials      27,861,538    3,356,812    28,130,712
Work in progress    4,355,367      524,743     4,169,690
Finished goods     17,535,641    2,112,728    21,879,615
                  -----------  -----------    ----------
                   49,752,546    5,994,283    54,180,017
                  ===========  ===========    ==========

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


5.  RELATED  PARTIES  TRANSACTIONS  AND  ARRANGEMENTS

(a)  Management  arrangement

     During December 2000, the Company and Noble China signed a memorandum pursuant to which a management committee was established to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon Enterprises" to improve coordination of human resources, financial, production and marketing activities. Under this arrangement:

     - Certain administrative expenses of the Marketing Company, Zhaoqing Brewery and Noble Brewery, as well as the total production volume of Zhaoqing Brewery and Noble Brewery and the related direct variable costs incurred for beer production of the two breweries, were pooled and re-allocated among Zhaoqing Brewery and Noble Brewery at a 1 to 2 ratio, respectively, in proportion to each brewery's respective production capacities. In order to maximize production efficiencies at the present reduced levels of sales volume, Noble Brewery is currently producing all of the beer sold by both Zhaoqing Brewery and Noble Brewery.

     - Certain direct selling expenses and advertising expenses incurred by the Marketing Company relating to the sale of beer products from the two breweries are allocated among Zhaoqing Brewery and Noble Brewery at a 1 to 2 ratio, respectively, either through intercompany transfer pricing adjustment or direct absorption.

The administrative, direct selling and advertising expenses of the Marketing Company and the direct variable costs incurred for beer production of the two breweries were allocated at cost. This pooled management structure is expected to achieve greater efficiency and improved operating profitability.

(b)  Sales  of  raw  materials

The Company sold raw materials including packaging materials and beer products of RMB 1,748,532 and RMB 4,834,968 to Noble Brewery during the three months ended March 31, 2003 and 2002, respectively. These transactions were carried out at cost between the parties.

(c)  Purchases  of  beer  products

During the three months ended March 31, 2003 and 2002, the Company purchased beer products for resale from Noble Brewery amounting to RMB 35,752,181 and RMB 91,270,127, respectively, and received an allocation of sales incentives (as defined in EITF No.01-9) from Noble Brewery of RMB nil and RMB 548,787, respectively. The transactions were carried out at agreed terms between the parties.

During the three months ended March 31, 2003 and 2002, the Company purchased RMB 22,356,037 and RMB 15,574,954 of beer products from Noble Brewery, respectively, pursuant to the management arrangement of re-allocating the total production volume at a 1 to 2 ratio among Zhaoqing Brewery and Noble Brewery (see Note 5(a)). This amount represents the direct variable cost of producing these beer products.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


5.  RELATED  PARTIES  TRANSACTIONS  AND  ARRANGEMENTS  (continued)

(d)  Royalty  fee

For the three months ended March 31, 2003 and 2002, a royalty fee of RMB 514,315 and RMB 865,718, respectively, was payable to Guangdong Blue Ribbon for the right to use the Pabst trademarks in the PRC.

(e)  Amounts due from related companies and loan receivable

The amounts due from related companies primarily represent receivable balances from Guangdong Blue Ribbon and its group of companies resulting from routine inter-company business transactions. The amounts are unsecured, interest-free and repayable on demand. On May 10, 2003, out of the amounts due from Guangdong Blue Ribbon, approximately RMB 7,090,000 was converted into a short-term loan due to be payable in one year bearing an interest rate of 5.6% per annum, which was reclassified to non-current assets in the accompanying consolidated financial statements.

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

On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of RMB 46,000,000 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. Of such amount, RMB 20,000,000 is to be invested in businesses affiliated with Lan Wei and RMB 26,000,000 is to be used to facilitate the reorganization or restructuring of Noble China, Inc. Lan Wei has agreed to repay the RMB 20,000,000 loan by June 30, 2003. The RMB 26,000,000 is being held in a bank escrow account, and will be repaid to the Company if and when it is determined that it is not possible to file a confirmable plan of reorganization or implement an out-of-court restructuring of Noble China, Inc., but in no event later than December 31, 2003. The loans bear interest at 3.9% per annum. Pursuant to the loan memorandum, if and when Noble China, Inc. is successfully reorganized or restructured with the assistance of Lan Wei, it is expected that the Company will receive a sub-license or an assignment of the license to produce and distribute Pabst Blue Ribbon in China, and that the Company will have the option to have the RMB 26,000,000 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with a reorganization or restructuring of Noble China, Inc. with a fair value equivalent to the loan amount.

(g)  Amounts  due  to  related  companies

As of March 31, 2003 and December 31, 2002, the amounts due to related companies consist of amounts payable to Guangdong Blue Ribbon and its group of companies of RMB 1,560 and RMB 1,560, respectively.

The amounts payable to group companies of Guangdong Blue Ribbon arose from the purchases of raw materials. The amounts are unsecured, interest-free and repayable on demand.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


6.  INTEREST  IN  AN  ASSOCIATED  COMPANY

The investment consists of the Company's 40% equity interest in Noble Brewery, which is held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months ended March 31, 2003 and 2002 are as follows:

                                       Three Months Ended       Three Months Ended
                                         March 31, 2003           March 31, 2002
                                   ---------------------------  ------------------
                                        RMB           USD             RMB (1)
                                   -------------  ------------  ------------------
Net sales                            32,238,019     3,884,099           86,934,510
                                   =============  ============  ==================

Net (loss) income                  (237,957,576)  (28,669,585)           5,164,534
                                   =============  ============  ==================

The Company's share of net (loss)
  income after adjustment
  of intercompany profit
  unrealized and other
  intercompany adjustments (2)(3)   (94,067,726)  (11,333,461)           3,915,814
                                   =============  ============  ==================

(1) The provisions of Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to a reduction from sales. Prior quarter amounts have been reclassified to conform to the current quarter's presentation; this reclassification had no effect on the Company's operating results. The amount of sales incentives recorded as a deduction from sales in accordance with EITF No. 01-9 was RMB 548,787 for the three months ended March 31, 2002.

(2) As at March 31, 2003 and 2002, the balance of the amounts due to Noble Brewery was RMB 285,271,416 and RMB 199,753,980, respectively. During the three months ended March 31, 2003 and 2002, Noble Brewery recorded an allowance for doubtful accounts of RMB 1,700,000 and RMB 4,000,000, respectively, on amounts receivable from the Company. The provision for doubtful accounts were eliminated, together with the unrealized profit on stock of the Company, as intercompany adjustments when the Company recorded its equity in the results of operations of Noble Brewery based on the equity accounting method.

(3)  During  the  three  months ended March 31, 2003, the Company's share of net
     (loss) income of an associated company of RMB 94,067,726 includes RMB 87,840,000 with respect to the impairment charges recorded by the associated company.

The following is summarized balance sheet information of Noble Brewery:

                                     March 31, 2003        December 31, 2002
                                -------------------------  -----------------
                                    RMB           USD             RMB
                                ------------  -----------     -----------
                                (Unaudited)   (Unaudited)
Current assets (1)               271,697,980   32,734,698     251,868,373
Property, plant and equipment      3,068,316      369,677     226,776,229
                                ------------  -----------     -----------
Restricted bank deposits          36,032,396    4,341,253      36,032,396
                                ============  ===========     ===========

Total assets                     310,798,692   37,445,628     514,676,998

Current liabilities              171,180,763   20,624,188     137,101,494
Deferred income taxes                      -            -               -
Equity                           139,617,929   16,821,440     377,575,504
                                ------------  -----------     -----------

Total liabilities and equity     310,798,692   37,445,628     514,676,998
                                ============  ===========     ===========

(1) Net of allowances on amounts receivable from the Company of RMB 165,175,000 and RMB 163,475,000 as of March 31, 2003 and December 31, 2002, respectively.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


6.   INTEREST IN AN ASSOCIATED COMPANY (continued)

During the three months ended March 31, 2003, as a result of unexpected substantial decrease in sales, continuing operating losses and the outbreak of SARS in China, Noble Brewery conducted an evaluation of the carrying value of its land use right, property and building, plant and equipment and construction in progress, as well as the related estimated future cash flows, which included the assumption that there is a probability of (1) 40%;(2) 40%; and (3) 20% that Noble Brewery will: (1) continue to produce Pabst Blue Ribbon beer after November 7, 2003 exclusively; (2) continue to produce Pabst Blue Ribbon beer after November 7, 2003 jointly with Zhaoqing Brewery in a 2:1 ratio; and (3) not be able to renew its sub-license agreement and switch to produce local brand beer. As a result of this evaluation, Noble Brewery recorded a provision for impairment of its land use right, property and building, plant and equipment, office equipment and construction in progress of RMB 219,600,000 for the three months ended March 31, 2003. Included in the impairment charges were amounts related to the purchase commitments for production equipment, which have been recorded as an accrued expense and a reduction of prepaid amounts totaling RMB 2,600,000 and RMB 2,600,000, respectively. Accordingly, the effect of Noble Brewery successfully obtaining a renewal of the sub-license is expected to have little impact on the recoverability of the assets. As a result of these impairment charges, the majority of assets of Noble Brewery have been fully written down.

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

As a consequence of the preservation order, the remaining cash not affected by such court order has been transferred either to High Worth JV or the Marketing Company in trust and is being held on behalf of Noble Brewery for the purpose of funding the operations of Noble Brewery. During the three months ended March 31, 2003, High Worth JV and the Marketing Company have utilized all the cash held in trust for Noble Brewery for the purchase of raw materials and settlement of the expenses on behalf of Noble Brewery. As a result, as of March 31, 2003, High Worth JV and the Marketing Company did not hold any cash in trust for Noble Brewery.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


6.   INTEREST IN AN ASSOCIATED COMPANY (continued)

Management of Noble Brewery believes that Noble Brewery's operations will not be impaired as a result of the court order freezing a portion of its bank accounts, and that Noble Brewery has adequate working capital resources to fund its operating requirements in the near term. If the foregoing assumptions prove to be inaccurate, Noble Brewery's cash flow may be adversely affected, which would negatively impact the ability of Noble Brewery to conduct operations at current levels and continue as a going concern.

In May 2002, Noble Brewery declared a dividend distribution of RMB 75,511,040, of which RMB 30,204,416 has been paid to High Worth JV, while the dividend payable to Linchpin amounting to RMB 45,306,624 can only be remitted to Linchpin when the preservation order is released and approval from the Foreign Exchange Bureau is obtained.

On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay the amount of claims in the sum of US$3,999,988 and RMB 20,000,000 plus legal costs of RMB 541,210, and interest from June 21, 2001 within one month of the judgment. Noble China Inc. appealed the Shandong Court's decision to the Supreme Court of the PRC, which was accepted by the Supreme Court on November 4, 2002, a hearing for which is still pending.

On September 29, 2002, the Shandong Court issued a new preservation order to those banks where Noble Brewery kept its previously frozen funds, requesting them to extend the period of preservation for an additional six months until March 23, 2003.

On March 21, 2003, the Shandong Court further extended its Preservation Order for another six months to September 23, 2003.

The Company is currently unable to predict the effect of Noble China Inc.'s financial difficulties and management uncertainty on Noble Brewery, including Noble China Inc.'s ability to grant a sub-license to Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003. If Noble China Inc. is unable to renew the Pabst sub-license with Noble Brewery, or if other related estimates and assumptions change adversely in the future, Noble Brewery may be required to record an additional impairment charge.

As of March 31, 2003, given the various issues discussed above, the Company has conducted an evaluation on the carrying value of its investment in Noble Brewery taking into consideration the related amounts due to Noble Brewery and the net working capital of Noble Brewery and determined an immediate write down of the investment is not necessary. However, if the circumstances related to the recoverability of the investment change adversely in the future, the Company may be required to write down its value.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


7.  IMPAIRMENT  OF  PROPERTY,  PLANT  AND  EQUIPMENT

During the three months ended March 31, 2003, as a result of an unexpected substantial decreases in sales, continuing operating losses, the outbreak of SARS in China, working capital deficiency and various business issues, the Company conducted an evaluation of the carrying value of its land use right, property and building, plant and equipment, office equipment and motor vehicles and construction in progress, the accrued capital commitment with respect to the purchase of production assets, and the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment charges of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000 for the three months ended March 31, 2003 for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, and construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery has a 50% chance of being granted a renewal of the Pabst sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003, with a production ratio of 1 to 2. Included in the impairment charges were amounts related to the purchase commitments for production equipment of RMB 2,400,000, which have been recorded as an accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative.
Accordingly, the effect of the Company successfully obtaining a renewal of a sub-license is expected to have little impact on the recoverability of the assets. As a result, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery.


8.  BANK  BORROWINGS

As at December 31, 2002, a bank loan of RMB 30,104,000 granted to Zao Yang High Worth Brewery, which expired on September 30, 2002, was pending for completion of the official loan renewal agreement. Zao Yang High Worth Brewery has continued to pay the interest that is accruing on the loan, and the bank has not made a demand for repayment. The renewal agreement, without a specific date of repayment and guaranteed by High Worth JV, had been approved and signed by the relevant bank and was returned to Zao Yang High Worth Brewery in May 2003. The loan has been recorded as a current liability at March 31, 2003 and is payable on demand.


9.  AMOUNT  DUE  TO  AN  ASSOCIATED  COMPANY

The  amount  due  to  an  associated company represents amounts payable to Noble
Brewery. Commencing in 2001, these obligations resulted from the sale of beer products by Noble Brewery to the Marketing Company as well as from the sale of raw materials to Zhaoqing Brewery by Noble Brewery and other recurring intercompany transactions. As of March 31, 2003 and December 31, 2002, the amount due to an associated company was RMB 285,271,416 and RMB 298,379,194, respectively, which was unsecured, interest-free and repayable on demand.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002


10.  ADVANCE  FROM  RELATED  PARTY

During the three months ended March 31, 2002, Zao Yang High Worth Brewery received an advance of RMB 5,700,000 from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. The loan was unsecured, without interest and had no fixed term of repayment. This advance has been utilized to fund the working capital requirements of Zao Yang High Worth Brewery. This advance was subsequently converted into additional capital of Zao Yang High Worth Brewery in 2002 (see Note 1).


11.  MINORITY  INTERESTS

As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2002 and the three months ended March 31, 2003, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at March 31, 2003 reflected a debit balance of RMB 71,707,225. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 71,707,225 was charged to operations during the three months ended March 31, 2003. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.


12.  CONTINGENCIES

For information with respect to licensing and legal matters related to Noble China Inc., see "NOBLE CHINA INC." at Note 1 and Note 6, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

     This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


Summary  of  Business  Operations  and  Corporate  Structure:

     The Company produces principally Pabst Blue Ribbon beer for distribution throughout China. In general, the beer market in China is experiencing a steady overall growth rate, although the growth in the Company's beer sales has been hindered by the general softening in demand for its premium beers and the keen competitive environment in the Chinese beer market.

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

Overview:

     During 2002 the Company experienced decreased net sales and a net loss for the third successive year, diminished working capital, and intense competition. The Company expects that these pressures will continue in 2003, resulting in net losses for the short-term. The Company has implemented an overhaul of its operations and marketing programs through the efforts of the management committee. With the pooling of the resources of Zhaoqing Brewery, Noble Brewery and the Marketing Company, the Company implemented a large scale restructuring plan in 2001 in which almost one-third of the work force was eliminated. Although effective control of the Company changed on January 22, 2002 and a new management team has been appointed to operate the Company in 2002, the Company anticipates that the consolidation plan will continue.

     In 2002, the Company implemented a series of new sales programs to launch various newly developed or modified local brand beers into the market, including brands such as "Lanli", "Lancheng", "Lanshi", "Xile" and "Zhaopi". Together with the local brand beer "Di Huang Quan" produced by Zao Yang High Worth Brewery, the Company intends to increase its marketing efforts with respect to these new local brands. If the Company is unable to obtain a new sub-license to produce Pabst Blue Ribbon beer in China after November 7, 2003, these new local brands would be expected to become the main product lines and the major source of revenues for High Worth Brewery and Zao Yang High Worth Brewery after the expiration of the Pabst sub-license on November 7, 2003. However, pursuant to the joint venture agreement of Blue Ribbon Noble, the Company will continue to manage the daily operations of Blue Ribbon Noble until the expiration of the joint venture on June 10, 2013. In May 1999, Noble China Inc. entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in the PRC for 30 years commencing in November 2003. Accordingly, management currently believes that Noble Brewery will be able to obtain a sub-license from Noble China Inc., the 60% shareholder of Noble Brewery, to continue to produce and sell Pabst Blue Ribbon beer in China after November 7, 2003, although there can be no assurances in this regard.

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

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2002 and March 31, 2003. The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

     During the three months ended March 31, 2003, as a result of an unexpected substantial deceases in sales, continuing operating losses, the outbreak of SARS in China, working capital deficiency and various business issues, the Company conducted a re-evaluation of the carrying value of its land use right, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, and the accrued capital commitment with respect to the purchase of production assets and the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment charges of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000 for the three months ended March 31, 2003, for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

     These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, and construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery has a 50% chance of being granted a renewal of the Pabst sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003, with a production ratio of 1 to 2. Included in the impairment charges were amounts related to the purchase commitments for production equipment of RMB 2,400,000, which have been recorded as an accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative.
Accordingly, the effect of the Company successfully obtaining a renewal of a sub-license is expected to have little impact on the recoverability of the assets. As a result, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery. This estimate represents a change from prior estimates based on the events which have transpired during the three months ended March 31, 2003.

     In addition, during the three months March 31, 2003, Noble Brewery also recorded a provision for impairment of land use right, property and building, office equipment, plant and equipment and construction in progress of RMB 219,600,000, as a result of its reassessment of the fair value of its property, plant and equipment based on the related expected cash flows. Included in the impairment charges were amounts related to the purchase commitments for production equipment, which have been recorded as an accrued expense and a reduction of prepaid amounts totaling RMB 2,600,000 and RMB 2,600,000, respectively.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements through December 31, 2003. If the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operations at current levels and continue as a going concern.

Licensing Arrangements and Relationship with Noble China Inc.:

     Through a Sub-license Agreement dated May 6, 1994 between Pabst Zhaoqing, the then subsidiary of Guangdong Blue Ribbon, and High Worth JV, High Worth JV acquired a sub-license to utilize Pabst trademarks in conjunction with the production and marketing of beer in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. The sub-license is subject to a prior License Agreement between Pabst US and Pabst Zhaoqing, and a subsequent Assets Transferring Agreement among Pabst Zhaoqing, Pabst US and Guangdong Blue Ribbon. The License Agreement expires on November 7, 2003.

     Noble China Inc. is the 60% shareholder of Noble Brewery. Noble China Inc. has publicly reported that in May 1999 it entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003.

     During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon
Enterprises" in order to achieve improved coordination of human, financial, production and marketing activities. Zhaoqing Brewery, Noble Brewery and the Marketing Company each remain as legally distinct entities.

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

     On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay claims of US$3,999,988 and RMB 20,000,000 plus legal costs of RMB 541,210, and interest from June 21, 2001 within one month of the judgment. The litigation was related to a claim by China Coastal Development Ltd. Noble China Inc. appealed the Shandong Court's decision to the Supreme Court of the PRC, which was accepted on November 4, 2002, a hearing for which is still pending.

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

     As of March 31, 2003, the Company has not yet obtained a renewal of the Pabst Blue Ribbon sub-license agreement. The inability of the Company to obtain a sub-license from Noble China Inc. or to renew the Company's sub-license or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a potential adverse effect on the Company's future business development, including the possible formation of strategic alliance with other brewing group in China.

     On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of RMB 46,000,000 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. Of such amount, RMB 20,000,000 is to be invested in businesses affiliated with Lan Wei and RMB 26,000,000 is to be used to facilitate the reorganization or restructuring of Noble China Inc. Lan Wei has agreed to repay the RMB 20,000,000 loan by June 30, 2003. The RMB 26,000,000 is being held in a bank escrow account, and will be repaid to the Company if and when it is determined that it is not possible to file a confirmable plan of reorganization or implement an out-of-court restructuring of Noble China Inc., but in no event later than December 31, 2003. The loans bear interest at 3.9% per annum.

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

     If and when Noble China Inc. is successfully reorganized or restructured with the assistance of Lan Wei, it is expected that the Company will receive a sub-license or an assignment of the license to produce and distribute Pabst Blue Ribbon in China, and that the Company will have the option to have the RMB 26,000,000 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with a reorganization or restructuring of Noble China Inc. with a fair value equivalent to the loan amount.

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

Interest  in  an  Associated  Company:

     The Company accounts for its 40% interest in Noble Brewery using the equity method of accounting. At March 31, 2003, the total value of the Company's interest in Noble Brewery was RMB 119,692,586, representing 29.1% of the Company's total assets. At December 31, 2002, the total value of the Company's interest in Noble Brewery was RMB 213,760,312, representing 36.2% of the Company's total assets. The net sales of Noble Brewery for the three months ended March 31, 2003 decreased by RMB 54,696,491 or 62.9% to RMB 32,238,019, as compared to RMB 86,934,510 for the three months ended March 31, 2002. During the three months ended March 31, 2003, because of unexpected substantial reduction in sales and continued operating losses, Noble Brewery conducted an evaluation of the carrying value of its land use right, property and building, office equipment, plant and equipment and construction in progress, based on the related estimated future cash flows. As a result of this calculation, Noble Brewery recorded a provision for impairment of land use right, property and building, office equipment, plant and equipment and construction in progress of RMB 219,600,000. Included in the impairment charges were amounts related to the purchase commitments for production equipment, which have been recorded as an accrued expense and a reduction of prepaid amounts totaling RMB 2,600,000 and RMB 2,600,000, respectively. As a result of these factors, the Company's share of the net loss from Noble Brewery for the three months ended March 31, 2003 was RMB 94,067,726, as compared to net income of RMB 3,915,814 for the three months ended March 31, 2002. As of March 31, 2003, given the various issues discussed above, the Company has conducted an evaluation on the carrying value of its investment in Noble Brewery taking into consideration the related amounts due to Noble Brewery and the net working capital of Noble Brewery and determined an immediate write down of the investment is not necessary. However, if the circumstances related to the recoverability of the investment change adversely in the future, the Company may be required to write down its value. In addition, Noble China Inc., the majority shareholder of Noble Brewery, is experiencing certain financial difficulties and management uncertainty. The Company is currently unable to predict the effect of Noble China Inc.'s financial difficulties and management uncertainties on Noble Brewery, including Noble China Inc.'s ability to grant a sub-license to Noble Brewery to produce Pabst Blue Ribbon beer.

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

Impairment  of  Assets:

     The Company's long-lived assets include a land use right, property and building, plant and equipment as well as construction in progress. At March 31, 2003, the net residual value of the land use right, property and building, office equipment and motor vehicles, plant and equipment and construction in progress was RMB 726,331, which accounted for 0.2% of the Company's total assets. At December 31, 2002, the net value of property, plant and equipment was RMB 64,186,910, which accounted for 10.9% of the Company's total assets. In assessing the impairment of the land use right, property and building, plant and equipment and construction in progress, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.

     During the three months ended March 31, 2003, as a result of an unexpected substantial deceases in sales, continuing operating losses, the outbreak of SARS in China, working capital deficiency, and various business issues, the Company conducted an re-evaluation of the carrying value of its land use right, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, the accrued capital commitment with respect to the purchase of production assets, and the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment charges of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000 for the three months ended March 31, 2003, for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

     These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, and construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery has a 50% chance of being granted a renewal of the Pabst sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003, with a production ratio of 1 to 2. Included in the impairment charges were amounts related to the purchase commitments for production equipment of RMB 2,400,000, which have been recorded as an accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative.
Accordingly, the effect of the Company successfully obtaining a renewal of a sub-license is expected to have little impact on the recoverability of the assets. As a result, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery. This estimate represents a change from prior estimates based on the events which have transpired during the three months ended March 31, 2003.

     In addition, during the three months March 31, 2003, Noble Brewery also recorded a provision for impairment of land use right, property and building, office equipment, plant and equipment and construction in progress of RMB 219,600,000, as a result of its reassessment of the fair value of its property, plant and equipment and the related expected future cash flow. Included in the impairment charges were amounts related to the purchase commitments for production equipment, which have been recorded as an accrued expense and a reduction of prepaid amounts totaling RMB 2,600,000 and RMB 2,600,000, respectively.

Allowance for Doubtful Accounts:

     The Company uses the allowance method to account for uncollectible accounts receivable. The Company periodically adjusts the allowance for doubtful accounts based on management's continuing review of accounts receivable. This analysis by management is based on prior years' experience, as well as an analysis of current economic and business trends. Management expects to continue to update the allowance for doubtful accounts during 2003.

     The Company records full allowance for accounts receivable that have been outstanding in excess of 365 days. For accounts receivable that have been outstanding for 365 days or less, the Company determines an appropriate allowance based on individual circumstances.


Consolidated Results of Operations:

Three Months Ended March 31, 2003 and 2002 -

     Sales: During the three months ended March 31, 2003, net sales of beer products decreased by RMB 102,169,148 or 57.3% to RMB 76,002,800, as compared to RMB 178,171,948 for the three months ended March 31, 2002. The Company sold 24,971 metric tons of beer to distributors in 2003 as compared to 39,714 metric tons of beer in 2002, a decrease of 37.1%. The decrease in net sales of beer products during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily attributable to the decrease in volume of beer sold particularly, which was attributable to the reorganization of its marketing teams and marketing strategies, the reduction in sales branch offices, the outbreak of severe acute respiratory syndrome in China and in general, reduced demand for Pabst beer as well as increasing competition from local brands. The decrease in net sales was also attributable to the increased proportion of local brand beers which were sold at lower sales prices.

     During the three months ended March 31, 2003 and 2002, approximately 80.6% and 95.4% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     Gross Profit: For the three months ended March 31, 2003, gross profit was RMB 20,413,944 or 26.9% of total net sales, as compared to gross profit of RMB 49,493,835 or 27.8% of total net sales for the three months ended March 31, 2002. Gross margin from beer sales decreased to 26.9% in 2003 as compared to 27.8% in 2002 as a result of the lowering of the selling price for some of the Pabst Blue Ribbon beer products, the decrease in sales volume as well as the increase in sales volume of lower profit margin local brand beers, which was partially offset by the slightly lower production costs associated with the local brand beers.

     The Company expects that it will continue to experience pressure on its gross profit in the near term due to a continuing softness in consumer demand for Pabst Blue Ribbon beer in China, which the Company believes is attributable to a change in the consumption pattern in China caused by the increasing competition from other foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the three months ended March 31, 2003, selling, general and administrative expenses were RMB 31,462,718 or 41.4% of net sales, consisting of selling expenses of RMB 18,521,538 and general and administrative expenses of RMB 12,941,180. Net of an allowance for doubtful accounts of RMB 2,600,000 for the three months ended March 31, 2003, general and administrative expenses were RMB 10,341,180.

     For the three months ended March 31, 2002, selling, general and administrative expenses were RMB 51,561,315 or 28.9% of net sales, consisting of selling expenses of RMB 36,744,869 and general and administrative expenses of RMB 14,816,446. Net of an allowance for doubtful accounts of RMB 6,500,000 for the three months ended March 31, 2002, general and administrative expenses were RMB 8,316,446.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses decreased by RMB 18,223,331 or 49.6% in 2003 as compared to 2002, and increased as a percent of net sales, to 24.4% in 2003 from 20.6% in 2002. Selling expenses decreased in 2003 as compared to 2002, as a result of a change in the Company's marketing strategy to lower the selling price for some of its Pabst Blue Ribbon beer products to encourage distributors to enhance their respective promotional activities in different geographical sales regions. By lowering the selling price, the Company was able to reduce amounts expended for selling expenses. A portion of the reduction in selling expenses was used to support new advertising and promotional campaigns for the Company's local brand name beers, which can be implemented with smaller budgets.

     For the three months ended March 31, 2003 and 2002, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB 7,006,485 and RMB 7,433,616, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2003, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the three months ended March 31, 2003 and 2002, the Marketing Company incurred operating losses of RMB 10,703,100 (including an impairment charge of RMB 8,050,000) and RMB 7,306,302, respectively which reduced consolidated operating results accordingly.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 2,024,734 or 24.3% in 2003 as compared to 2002, and as a percentage of net sales, increased to 13.6% in 2003 from 4.7% in 2002, respectively, primarily as a result of the legal and professional fees incurred for the reincorporation of the Company to BVI and the increase in other personnel expenditures.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, slightly decreased to 3.4% of net sales in

2003 as compared to 3.6% of net sales in 2002. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

     Impairment of Property, Plant and Equipment: During the three months ended March 31, 2003, as a result of an unexpected substantial deceases in sales, continuing operating losses, the outbreak of SARS in China, working capital deficiency and various business issues, the Company conducted an re-evaluation of the carrying value of its land use right, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, the accrued capital commitment with respect to the purchase of production assets, and the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment charges of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000 for the three months ended March 31, 2003, for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

     These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, and construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery has a 50% chance of being granted a renewal of the Pabst sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003, with a production ratio of 1 to 2. Included in the impairment charges were amounts related to the purchase commitments for production equipment of RMB 2,400,000, which have been recorded as an accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative.
Accordingly, the effect of the Company successfully obtaining a renewal of a sub-license is expected to have little impact on the recoverability of the assets. As a result, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery.

     Operating Loss: For the three months ended March 31, 2003, operating loss was RMB 76,298,774 or 100.4% of net sales. For the three months ended March 31, 2002, operating loss was RMB 2,067,480 or 1.2% of net sales. The increase in operating loss in 2003 as compared to 2002 is primarily attributable to the increase in provision for impairment of property, plant and equipment and the substantial reduction in net sales.

     Interest Expense: For the three months ended March 31, 2003, interest expense decreased by RMB 217,919 or 9.5% to RMB 2,080,085, as compared to RMB 2,298,004 for the three months ended March 31, 2002. Interest expense decreased in 2003 as compared to 2002 as a result of a decrease in the average interest rate on bank borrowings.

     Income Taxes: Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company. Income tax expenses for the three months ended March 31, 2003 and 2002 was RMB nil.

     Net Loss: Net loss was RMB 172,344,250 for the three months ended March 31, 2003, as compared to net loss RMB 449,670 for the three months ended March 31, 2002.


Noble  Brewery:

Three Months Ended March 31, 2003 and 2002 -

     Sales: For the three months ended March 31, 2003 and 2002, net sales were RMB 32,238,019 and RMB 86,934,510, respectively.

     During the three months ended March 31, 2003, Noble Brewery sold 14,057 metric tons of beer to the Marketing Company, as compared to 22,306 metric tons of beer sold to the Marketing Company during the three months ended March 31, 2002. Total beer sold by Noble Brewery to the Marketing Company decreased by 8,249 metric tons or 36.7% in 2003 as compared to 2002.

     Gross Profit: For the three months ended March 31, 2003, gross loss was RMB 1,901,091 or 5.9% of net sales, as compared to gross profit of RMB 25,234,668 or 29.0% of net sales for the three months ended March 31, 2002. The decrease in gross profit in 2003 as compared to 2002 was attributable to the unexpected substantial decrease in sales which was below the critical break-even marginal sales volume

     Selling, General and Administrative Expenses: For the three months ended March 31, 2003, selling, general and administrative expenses totaled RMB 14,155,772 or 43.9% of net sales, consisting of selling expenses of RMB 6,657,770 and general and administrative expenses of RMB 7,498,002. Net of an allowance for doubtful accounts of RMB 1,700,000 for the three months ended March 31, 2003, general and administrative expenses were RMB 5,798,002. For the three months ended March 31, 2002, selling, general and administrative expenses totaled RMB 18,608,033 or 21.4% of net sales, consisting of selling expenses of RMB 8,255,059 and general and administrative expenses of RMB 10,352,974. Selling expenses consist of warehousing, storage and freight costs. Net of an allowance for doubtful accounts of RMB 4,000,000 for the three months ended March 31, 2002, general and administrative expenses were RMB 6,352,974.

     For the three months ended March 31, 2003 and 2002, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB nil and RMB 548,787, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     Impairment of Property, Plant and Equipment: During the three months ended March 31, 2003, as a result of an unexpected substantial decrease in sales and continuing operating losses and the outbreak of SARS in China, Noble Brewery conducted an evaluation of the carrying value of its land use right, property and building, office equipment, plant and equipment and construction in progress, and the related estimated future cash flows, which included the assumption that there is a probability of (1) 40%;(2) 40%; and (3) 20% that Noble Brewery will: (1) continue to produce Pabst Blue Ribbon beer after November 7, 2003 exclusively; (2) continue to produce Pabst Blue Ribbon beer after November 7, 2003 jointly with Zhaoqing Brewery in a 2:1 ratio; and (3) not be able to renew its sub-license agreement and switch to produce local brand beer. As a result of this evaluation, Noble Brewery recorded a provision for impairment of its property, plant and equipment of RMB 219,600,000 for the three months ended March 31, 2003. Included in the impairment charges were amounts related to the purchase commitments for production equipment which have been recorded as an accrued expense and a reduction of prepaid amounts totaling RMB 2,600,000 and RMB 2,600,000, respectively. Accordingly, the effect of Noble Brewery successfully obtaining a renewal of the sub-license is expected to have little impact on the recoverability of the assets. As a result of these impairment charges, the majority of assets of Noble Brewery have been fully written down. Noble China Inc., the majority shareholder of Noble Brewery, is experiencing certain financial difficulties and management uncertainty. Management is currently unable to predict the effect of Noble China Inc.'s financial difficulties and management uncertainty on Noble Brewery, including Noble China Inc.'s ability to grant a sub-license to Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003.

     Operating Income (Loss): For the three months ended March 31, 2003, operating loss was RMB 235,656,863 or 731.0% of net sales. For the three months ended March 31, 2002, operating income was RMB 6,626,635 or 7.6% of net sales.

     Income Taxes: Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% (less a special temporary reduction of 6% granted by the Tax Authority) on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended March 31, 2003, income tax expense was RMB 1,479,103, as compared to RMB nil for the three months ended March 31, 2002.

     Net Income (Loss): Net loss was RMB 237,957,576 for the three months ended March 31, 2003, as compared to net income of RMB 5,164,534 for the three months ended March 31, 2002.


Consolidated Financial Condition - March 31, 2003:

     Liquidity  and  Capital  Resources:

     Operating. For the three months ended March 31, 2003, the Company's operations generated cash resources of RMB 2,883,027, as compared to utilizing cash resources of RMB 14,812,161 for the three months ended March 31, 2002. The Company's operations generated cash resources during the three months ended March 31, 2003 primarily as a result of a decrease in cash utilized to support accounts receivable. The Company's cash balance decreased by RMB 45,753,760 to RMB 71,321,312 at March 31, 2003, as compared to RMB 117,075,072 at December 31, 2002. The Company's net working capital deficit increased by RMB 21,902,303 to RMB 341,450,657 at March 31, 2003, as compared to RMB 319,548,354 at December 31, 2002, resulting in a current ratio at March 31, 2003 of 0.45:1, as compared to 0.50:1 at December 31, 2002.

     Net of an allowance for doubtful accounts of RMB 2,600,000 for the three months ended March 31, 2003, accounts receivable decreased by RMB 37,049,154 or 32.3% to RMB 74,991,866 at March 31, 2003, as compared to RMB 114,641,020 at
December 31, 2002, which was attributable to the substantial decrease in net sales, which reduced the level of accounts receivable.

     The Company's prepayments and deposits increased by RMB 5,460,449 or 59.2% to RMB 14,672,542 at March 31, 2003, as compared to RMB 9,212,093 at December 31, 2002. The increase in prepayments and deposits was primarily due to an increase in prepayments of general and administrative expenses including prepaid insurance premiums.

     Net of the short-term loan of approximately RMB 46,940,623 advanced to Lan Wei, the amount due from related companies increased by RMB 2,455,018 or 52.8% to RMB 7,102,989 at March 31, 2003, as compared to RMB 4,647,971 at December 31, 2002, which consist of amounts due from Guangdong Blue Ribbon and its group of companies arising from routine intercompany business transactions, which are unsecured, interest-free and repayable on demand. On May 10, 2003, of the amounts due from Guangdong Blue Ribbon, approximately RMB 7,090,000 was converted into a short-term loan payable in one year bearing an interest rate of 5.6% per annum. Accordingly, the loan to Guangdong Blue Ribbon of approximately RMB 7,090,000 was classified as loan receivable in the consolidated financial statements at March 31, 2003.

     The Company's other receivables increased by RMB 7,010,672 or 63.1% to RMB 18,120,287 at March 31, 2003, as compared to RMB 11,109,615 at December 31, 2002. The increase in other receivables was primarily due to an increase in prepayments related to advertising and promotional programs scheduled by the Marketing Company for subsequent periods.

     The amount due to an associated company decreased by RMB 13,107,778 or 4.4% to RMB 285,271,416 at March 31, 2003, as compared to RMB 298,379,194 at December 31, 2002, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the new pooled management structure) to Zhaoqing Brewery as well as other balances arising from recurring intercompany transactions. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases.

     Investing. For the three months ended March 31, 2002, additions to property, plant and equipment aggregated RMB 1,557,408, which includes approximately RMB 700,000 and RMB 850,000 for renovation and continuous improvement of Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zao Yang High Worth Brewery and Zhaoqing Brewery during the remainder of 2003 will be approximately RMB 3,500,000. The Company believes that it will be able to fund the expected capital expenditures through internal cash flow and external resources.

     On March 24, 2003, a short-term loan of RMB 46,940,623 was granted from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. Of such amount, RMB 20,000,000 is to be invested in businesses affiliated with Lan Wei and RMB 26,000,000 is to be used to facilitate the reorganization or restructuring of Noble China, Inc. Lan Wei has agreed to repay the RMB 20,000,000 loan by June 30, 2003. The RMB 26,000,000 is being held in a bank escrow account, and will be repaid to the Company if and when it is determined that it is not possible to file a confirmable plan of reorganization or implement an out-of-court restructuring of Noble China, Inc., but in no event later than December 31, 2003. The loans bear interest at 3.9% per annum.

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

     If and when Noble China, Inc. is successfully reorganized or restructured with the assistance of Lan Wei, it is expected that the Company will receive a sub-license or an assignment of the license to produce and distribute Pabst Blue Ribbon in China, and that the Company will have the option to have the RMB 26,000,000 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with a reorganization or restructuring of Noble China, Inc. with a fair value equivalent to the loan amount.

     On May 10, 2003, out of the amounts due from Guangdong Blue Ribbon, approximately RMB 7,090,000 was converted into a short-term loan payable in one year bearing an interest rate of 5.6% per annum. Accordingly, the loan to Guangdong Blue Ribbon of approximately RMB 7,090,000 was classified as loan receivable in the consolidated financial statements at March 31, 2003.

     Financing. During the three months ended March 31, 2003, the Company's secured bank loans increased by RMB 6,947,602, reflecting new borrowings of RMB 7,000,000 and repayments of RMB 52,398. The bank loans bear interest at fixed rates ranging from 5.6% to 6.2%, and are repayable within the next three years. A substantial portion of the bank loans have been utilized to fund the working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

     As at December 31, 2002, a bank loan of RMB 30,104,000 granted to Zao Yang High Worth Brewery, which expired on September 30, 2002, was pending for completion of the official loan renewal agreement. Zao Yang High Worth Brewery has continued to pay the interest that is accruing on the loan, and the bank has not made a demand for repayment. The renewal agreement, without a specific date of repayment and guaranteed by High Worth JV, had been approved and signed by the relevant bank and was returned to Zao Yang High Worth Brewery in May 2003. The loan has been recorded as a current liability at March 31, 2003 and is payable on demand.

     During the three months ended March 31, 2002, Zao Yang High Worth Brewery received an advance of RMB 5,700,000 from its local partner, Zao Yang Brewery, which is the 45% shareholder of Zao Yang High Worth Brewery. The advance was unsecured, without interest and had no fixed term of repayment. This advance has been utilized to fund the working capital requirements of Zao Yang High Worth Brewery. This advance was subsequently converted into additional capital of Zao Yang High Worth Brewery in 2002.

     During the three months ended March 31, 2002, the Company loaned RMB 5,500,000 to Zao Yang High Worth Brewery. The loan was unsecured, with interest at 3.6% per annum and repayable on December 31, 2002. During the three months ended March 31, 2002, Zao Yang High Worth Brewery advanced RMB 5,500,000 to Guangdong Blue Ribbon. The advance was unsecured, without interest and had no fixed date of repayment. Both of these loans were repaid in full in 2002.

     The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit, and other external credit sources, and the credit facilities provided by its principal shareholder and affiliates or related parties, are adequate to satisfy the Company's working capital requirements through December 31, 2003. If the foregoing assumptions prove to be inaccurate, the Company's cash flow may be adversely affected, which would negatively impact the ability of the Company to conduct operations at current levels and continue as a going concern.

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

     As the Company's debt obligations are primarily short-term in nature, with fixed interest rates, the Company does not have any risk from an increase in interest rate. However, to the extent that the Company arranges new borrowings in the future, an increase in interest rates would cause a commensurate increase in the interest expense related to such borrowings.


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

          Three  Months  Ended  March  31,  2003:  None

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



                                    CBR  BREWING  COMPANY,  INC.
                                    ----------------------------
                                          (Registrant)



Date: June 9, 2003             By:  /s/ DA-QING ZHENG
                                    -------------------------------
                                    Da-qing  Zheng
                                    Chairman  of  the  Board  and
                                    Chief  Executive  Officer
                                    (Duly  authorized  officer)



Date: June 9, 2003             By:  /s/ GARY C.K. LUI
                                    -------------------------------
                                    Gary  C.K.  Lui
                                    Vice  President  and  Chief
                                    Financial  Officer
                                    (Principal  financial  officer)

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



                                                   /s/  DA-QING  ZHENG
June 9, 2003                                  By:  _________________________
                                                   Da-qing  Zheng
                                                   Chairman  of  the  Board  and
                                                   Chief  Executive  Officer

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



                                                   /s/  GARY  C.K.  LUI
June 9, 2003                                  By:  _________________________
                                                   Gary  C.K.  Lui
                                                   Vice  President  and  Chief
                                                   Financial  Officer

                                INDEX TO EXHIBITS



Exhibit
Number           Description  of  Document
------           -------------------------

99.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002