Form 10-Q
period 2003-06-30
CBR BREWING CO INC
filed 2003-08-19
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2003


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

      As of June 30, 2003, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

Documents incorporated by reference:  None

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES


                                      INDEX



PART  I.  FINANCIAL  INFORMATION

          Item  1.  Financial  Statements

                    Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002

                    Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2003 and 2002

                    Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2003 and 2002

                    Notes to Consolidated Financial Statements (Unaudited) - Three Months and Six Months Ended June 30, 2003 and 2002


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Item 3. Quantitative and Qualitative Disclosures about Market Risk


          Item 4. Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                           June 30, 2003           December 31, 2002
                                     -------------------------  -----------------------
                                         RMB           USD          RMB         USD
                                     ------------  -----------  -----------  -----------
                                     (Unaudited)   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents            84,150,204   10,138,579  117,075,072  14,105,430
  Accounts receivable, net             61,600,905    7,421,796  114,641,020  13,812,171
  Bills receivable                        987,000      118,916      500,000      60,241
  Inventories (Note 3)                 45,256,048    5,452,536   54,180,017   6,527,713
  Amounts due from related
    companies (Note 4)                 38,431,584    4,630,311    4,647,971     559,997
  Income taxes receivable               1,927,759      232,260    1,927,759     232,260
  Prepayments and deposits              8,755,625    1,054,896    9,212,093   1,109,891
  Other receivables                    32,272,449    3,888,247   11,109,615   1,338,508
                                     ------------  -----------  -----------  -----------

 Total current assets                 273,381,574   32,937,541  313,293,547  37,746,211

Interest in an associated company
  (Note 5)                            109,352,136   13,174,956  213,760,312  25,754,254

Property, plant and equipment, net
  (Note 6)                                690,475       83,190   64,186,910   7,733,362
                                     ------------  -----------  -----------  -----------

  Total assets                        383,424,185   46,195,687  591,240,769  71,233,827
                                     ============  ===========  ===========  ===========

                             CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                  June 30, 2003              December 31, 2002
                                           --------------------------  ----------------------------
                                                RMB           USD            RMB            USD
                                           -------------  ------------  -------------  -------------
                                            (Unaudited)   (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Bank borrowings (Note 7)                  135,910,266    16,374,731    130,818,717     15,761,291
  Accounts payable                           16,646,855     2,005,645     18,182,253      2,190,633
  Accrued advertising expenses               76,752,398     9,247,276     55,478,622      6,684,171
  Accrued other liabilities                 106,424,529    12,822,233    102,288,435     12,323,908
  Amounts due to related companies
    (Note 4)                                      1,560           188          1,560            188
  Amount due to an associated company
    (Note 8)                                256,647,633    30,921,402    298,379,194     35,949,300
  Sales taxes payable                        30,500,967     3,674,815     27,693,120      3,336,520
                                           -------------  ------------  -------------  -------------

  Total current liabilities                 622,884,208    75,046,290    632,841,901     76,246,011
                                           -------------  ------------  -------------  -------------

Long-term liabilities:
  Bank borrowings                               155,260        18,706        155,260         18,706
                                           -------------  ------------  -------------  -------------

  Total long-term liabilities                   155,260        18,706        155,260         18,706
                                           -------------  ------------  -------------  -------------

Minority interests (Note 10)                          -             -              -              -
                                           -------------  ------------  -------------  -------------
Contingencies (Note 1 and 6)

Common stock:
  -Class A, with no par value
  (2002: US$0.0001 par value),
  90,000,000 shares authorized,
  5,010,013 shares outstanding                        -             -          4,273            515
  -Class B, with no par value
  (2002: US$0.0001 par value),
  10,000,000 shares authorized,
  3,000,000 shares outstanding                        -             -          2,559            308
Additional paid-in capital                  107,368,677    12,935,985    107,361,845     12,935,162
General reserve and enterprise
  development funds                          18,735,220     2,257,255     18,735,220      2,257,255
Accumulated deficit                        (365,719,180)  (44,062,549)  (167,860,289)   (20,224,130)
                                           -------------  -----------  --------------  ------------

  Net shareholders' deficiency             (239,615,283)  (25,795,258)   (41,756,392)    (5,030,890)
                                           -------------  ------------  -------------  -------------

Total liabilities and shareholders'
  deficiency                                383,424,185    46,195,687    591,240,769     71,233,827
                                           =============  ============  =============  =============

        See accompanying notes to the consolidated financial statements.

                                    CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           Three Months Ended           Six Months Ended         Three Months Ended
                                              June 30, 2003               June 30, 2003            June 30, 2002
                                            RMB           USD           RMB           USD           RMB (1)(2)
                                        ------------  -----------  -------------  ------------  -------------------
Sales                                   113,431,393   13,666,432    193,962,679    23,368,997          160,506,634
Sales taxes                              (4,241,911)    (511,073)    (8,770,397)   (1,056,674)          (5,103,886)

Net sales                               109,189,482   13,155,359    185,192,282    22,312,323          155,402,748
Cost of sales, including net
  inventory transferred from an
  associated company of RMB
  14,058,274 and RMB 34,665,779
  for the three months and six
  months ended June 30, 2003,
  respectively, and RMB 17,514,900
  and RMB 28,254,886 for the three
  months and six months ended
  June 30, 2002, respectively;
  inventory purchased from related
  companies of RMB 34,009,525 and
  RMB 69,761,706 for the three months
  and six months ended June 30, 2003,
  respectively, and RMB 71,309,618
  and RMB 162,579,745 for the
  three months and six months ended
  June 30, 2002, respectively; and
  royalty fee paid to a related
  company of RMB 942,129 and RMB
  1,456,444 for the three months
  and six months ended June 30, 2003,
  respectively, and RMB 961,837
  and RMB 1,827,555 for the three
  months and six months ended
  June 30, 2002, respectively (Note 5)  (58,758,734)  (7,079,365)  (114,347,590)  (13,776,818)        (108,693,349)
                                        ------------  -----------  -------------  ------------  -------------------

Gross profit                             50,430,748    6,075,994     70,844,692     8,535,505           46,709,399
Selling, general and administrative
  expenses                              (63,581,466)  (7,660,418)   (95,044,184)  (11,451,107)         (57,168,880)
Impairment of property, plant and
  equipment (Note 6)                              -            -    (65,250,000)   (7,861,446)         (82,000,000)
                                        ------------  -----------  -------------  ------------  -------------------

Operating loss                          (13,150,718)  (1,584,424)   (89,449,492)  (10,777,048)         (92,459,481)
Interest income                              59,485        7,166        161,820        19,496              122,913
Interest expense                         (2,082,958)    (250,956)    (4,163,043)     (501,569)          (2,025,098)
                                        ------------  -----------  -------------  ------------  -------------------

Loss before income taxes,
  minority interests and equity
  in loss of an associated
  company                               (15,174,191)  (1,828,214)   (93,450,715)  (11,259,121)         (94,361,666)
Income taxes                                      -            -              -             -             (325,894)
                                        ------------  -----------  -------------  ------------  -------------------

Loss before minority interests
  and equity in loss of an
  associated company                    (15,174,191)  (1,828,214)   (93,450,715)  (11,259,121)         (94,687,560)
Minority interests (Note 10)                      -            -              -             -          (18,553,467)
                                        ------------  -----------  -------------  ------------  -------------------
Loss before equity in loss
  of an associated company              (15,174,191)  (1,828,214)   (93,450,715)  (11,259,121)        (113,241,027)
Equity in loss of an
  associated company                    (10,340,450)  (1,245,837)  (104,408,176)  (12,579,298)         (18,472,172)
                                        ------------  -----------  -------------  ------------  -------------------
Net loss for the period                 (25,514,641)  (3,074,051)  (197,858,891)  (23,838,419)        (131,713,199)
                                        ============  ===========  =============  ============  ===================
Net loss per common share
  - basic and diluted (Note 1)                (3.19)       (0.38)        (24.70)        (2.98)              (16.44)
                                        ============  ===========  =============  ============  ===================
Weighted average number of
  common shares outstanding
  - basic and diluted                     8,010,013    8,010,013      8,010,013     8,010,013            8,010,013
                                        ============  ===========  =============  ============  ===================

                                        Six Months Ended
                                          June 30, 2002
                                           RMB (1)(2)
                                        -----------------
Sales                                        344,409,111
Sales taxes                                  (10,834,415)

Net sales                                    333,574,696
Cost of sales, including net
  inventory transferred from an
  associated company of RMB
  14,058,274 and RMB 34,665,779
  for the three months and six
  months ended June 30, 2003,
  respectively, and RMB 17,514,900
  and RMB 28,254,886 for the three
  months and six months ended
  June 30, 2002, respectively;
  inventory purchased from related
  companies of RMB 34,009,525 and
  RMB 69,761,706 for the three months
  and six months ended June 30, 2003,
  respectively, and RMB 71,309,618
  and RMB 162,579,745 for the
  three months and six months ended
  June 30, 2002, respectively; and
  royalty fee paid to a related
  company of RMB 942,129 and RMB
  1,456,444 for the three months
  and six months ended June 30, 2003,
  respectively, and RMB 961,837
  and RMB 1,827,555 for the three
  months and six months ended
  June 30, 2002, respectively (Note 5)      (237,371,462)
                                        -----------------

Gross profit                                  96,203,234
Selling, general and administrative
  expenses                                  (108,862,554)
Impairment of property, plant and
  equipment (Note 6)                         (82,000,000)
                                        -----------------

Operating loss                               (94,659,320)
Interest income                                  255,272
Interest expense                              (4,323,102)
                                        -----------------

Loss before income taxes,
  minority interests and equity
  in loss of an associated
  company                                    (98,727,150)
Income taxes                                    (325,894)
                                        -----------------

Loss before minority interests
  and equity in loss of an
  associated company                         (99,053,044)
Minority interests (Note 10)                 (18,553,467)
                                        -----------------
Loss before equity in loss
  of an associated company                  (117,606,511)
Equity in loss of an
  associated company                         (14,556,358)
                                        -----------------
Net loss for the period                     (132,162,869)
                                        =================
Net loss per common share
  - basic and diluted (Note 1)                    (16.50)
                                        =================
Weighted average number of
  common shares outstanding
  - basic and diluted                          8,010,013
                                        =================

(1) The provisions of Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to a reduction from sales in 2002. Prior period amounts have been reclassified to conform to the current period presentation; this reclassification had no effect on the Company's operating results. The amount of sales incentives recorded as a deduction from sales in accordance with EITF No. 01-9 was RMB 8,082,822 and RMB
     15,516,438 for the three months and six months ended March 31, 2002, respectively.

(2) In early 2003, the Company conducted a subsequent test and review of its previous assumptions and calculations adopted with respect to the estimates of those impairment charges recorded in its quarterly reports for the three months ended June 30, 2002 and September 30, 2002. The Company determined that some of the assumptions made in the calculations of those impairment charges should be revised to include land use rights, buildings and construction in progress. As a result, the provision for impairment for the three months ended June 30, 2002 with respect to Zhaoqing Brewery should have been RMB 82,000,000 instead of RMB 40,000,000. The provision for impairment for the three months ended September 30, 2002 with respect to Zao Yang High Worth Brewery should have been RMB 42,000,000 instead of RMB 29,000,000. Accordingly, as a result of these revisions, the Company's provision for impairment has been restated as RMB 82,000,000 and RMB 82,000,000 for the three months and six months ended June 30, 2002, respectively; and as RMB 42,000,000 and RMB 124,000,000 for the three months and nine months ended September 30, 2002, respectively.

        See accompanying notes to the consolidated financial statements.

                              CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Six Months Ended             Six Months Ended
                                                              June 30, 2003              June 30, 2002 (1)
                                                   ------------------------------------  -----------------
                                                          RMB                USD              RMB
                                                   -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               (197,858,891)       (23,838,419)  (132,162,869)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Allowance for doubtful accounts                       3,600,000            433,735     13,280,883
    Depreciation and amortization                         2,203,843            265,523     14,297,155
    Impairment of property, plant and equipment          65,250,000          7,861,446     82,000,000
    Minority Interests                                            -                  -     18,553,467
    Equity in loss of an associated company             104,408,176         12,579,298     14,556,358

Changes in operating assets and liabilities:
  (Increase) decrease in -
    Accounts receivable                                  49,440,115          5,956,640       (498,169)
    Bills receivable                                       (487,000)           (58,675)   (18,824,512)
    Inventories                                           8,923,969          1,075,177     (9,487,013)
    Amounts due from related companies                   (6,842,990)          (824,456)       147,301
    Income taxes receivable                                       -                  -     (1,927,759)
    Prepayments and deposits                                456,468             54,995     (3,589,940)
    Other receivables                                   (21,162,834)        (2,549,739)   (22,351,575)
  Increase (decrease) in -
    Accounts payable                                     (1,535,398)          (184,988)      (425,617)
    Accrued liabilities                                  23,009,870          2,772,273     30,369,054
    Amount due to an associated company                 (41,731,561)        (5,027,898)    26,173,699
    Sales taxes payable                                   2,807,847            338,295     (4,197,549)
                                                   -----------------  -----------------  -------------

  NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                           (9,518,386)        (1,146,793)     5,912,914
                                                   -----------------  -----------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advance to related party                            (46,940,623)        (5,655,497)             -
    Repayment of advance to related party                20,000,000          2,409,639              -
    Purchases of property, plant and equipment           (1,557,408)          (187,640)    (4,355,191)
                                                   -----------------  -----------------  -------------


NET CASH USED IN INVESTING ACTIVITIES                   (28,498,031)        (3,433,498)    (4,355,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
    New bank borrowings                                  63,250,000          7,620,482     49,000,000
    Repayment of bank borrowings                        (58,158,451)        (7,007,042)   (49,597,863)
    Advance from related party                                    -                  -     11,000,000
    Increase in amounts due to related companies                  -                  -        263,351
    Dividend received from an associated company                  -                  -     30,204,416
    Payment of cash dividend to minority interest                 -                  -    (15,935,000)
                                                   -----------------  -----------------  -------------


NET CASH PROVIDED BY FINANCING ACTIVITIES                 5,091,549            613,440     24,934,904
                                                   -----------------  -----------------  -------------

Net increase (decrease) in cash and cash
  equivalents                                           (32,924,868)        (3,966,851)    26,492,627

Cash and cash equivalents at beginning of period        117,075,072         14,105,430     71,366,480
                                                   -----------------  -----------------  -------------

Cash and cash equivalents at end of period               84,150,204         10,138,579     97,859,107
                                                   =================  =================  =============


(1) Certain of the prior year's amounts have been revised to conform with the changes made in the consolidated statements of operations.

        See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

CBR Brewing Company, Inc. ("CBR") was originally incorporated on April 20, 1988 under the laws of the State of Florida. At December 31, 2001, CBR's principal shareholder was Shenzhen Huaqiang Holdings Limited ("Huaqiang"), which held indirectly 63.2% of the outstanding Class A common stock and 80% of the outstanding Class B common stock. Effective January 10, 2002, Zhaoqing City Lan Wei Alcoholic Beverage (Holdings) Limited ("Lan Wei") acquired from Huaqiang all of its equity interest in CBR. Lan Wei is a company controlled by the City of Zhaoqing, which is located in Guangdong Province, People's Republic of China (the "PRC" or "China").

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

The  Agreement  and  Plan of Merger related to the reincorporation dated January
24, 2003 was approved by a majority of shareholders of each class of common stock outstanding as of December 31, 2002. Holdings was the surviving corporation subsequent to the merger and possesses all of the rights, privileges, powers and franchises and is subject to all the restrictions, disabilities and duties of the dissolved Florida corporation. Each Class A share of the Florida corporation was converted into one fully paid and non-assessable (with no par value) Class A share of capital stock of the BVI corporation and each Class B share of the Florida corporation was converted into one fully paid and non-assessable Class B share of capital stock of the BVI corporation. The surviving BVI corporation assumed and continued the reporting obligations of the dissolved Florida corporation under the new OTC Bulletin Board trading symbol "CBRAF" and the consolidated operations of the Company continued without interruption.

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

Prior to the reincorporation, the Company's wholly-owned subsidiary, Holdings, was a holding company that was formed solely to effect the acquisition of a 60% interest in Zhaoqing Blue Ribbon High Worth Brewery Ltd. ("High Worth JV"). High Worth JV is a Sino-foreign equity joint venture enterprise that was registered in the PRC on July 2, 1994 in which Guangdong Blue Ribbon, a joint stock limited company incorporated in the PRC, and Holdings hold 40% and 60% interests, respectively.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


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

Pursuant to the terms of a sub-license agreement, Guangdong Blue Ribbon granted Noble Brewery the right in the PRC to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. However, the production right of Noble Brewery is confined exclusively to the Guangdong Province and it does not preclude High Worth JV's production right in Guangdong. The sub-license agreement is valid until November 7, 2003. In consideration for the sub-license granted, Noble Brewery is obligated to pay Guangdong Blue Ribbon a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

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

Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will then be transferred to High Worth JV. Since January 1996, the operating activities of Zhaoqing Brewery have been part of High Worth JV. The Company is expecting the completion of the approval procedures by end of 2003.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery. The new brewery was designated Zao Yang Blue Ribbon High Worth Brewery Limited ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998 based on a sub-license granted by Guangdong Blue Ribbon. Commencing June 1998, the Marketing Company also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution.

In November 2002, High Worth JV and Zao Yang Brewery agreed to contribute additional capital of RMB 24,444,500 into Zao Yang High Worth Brewery in proportion to their respective equity interests of 55% and 45%. High Worth JV has contributed RMB 13,444,500 through a deduction from its intercompany balance due from Zao Yang High Worth Brewery and Zao Yang Brewery has made a cash contribution of RMB 11,000,000 effective December 31, 2002 (see Note 9).

On January 20, 1998, Zhaoqing Brewery and Goldjinsheng entered into an agreement which calls for Goldjinsheng's interest in Noble Brewery to be transferred to Linchpin Holdings Limited ("Linchpin"), a wholly-owned subsidiary of Noble China Inc. In March 1999, approval from the relevant PRC authorities for the registration of the Linchpin transfer was obtained. Linchpin and Zhaoqing
Brewery currently own 60% and 40% equity interests in Noble Brewery, respectively.

NOBLE CHINA INC. - Noble China Inc., the 60% shareholder of Noble Brewery, has publicly reported that in May 1999 it entered into a license agreement with Pabst US granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in China for 30 years commencing in November 2003.

During December 2000, the Company and Noble China Inc. signed a memorandum pursuant to which a management committee was established to coordinate and enhance the operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company. Effective January 1, 2001, the management, marketing, production and operations of Zhaoqing Brewery, Noble Brewery and the Marketing Company were pooled together under a newly-created management entity named "Blue Ribbon
Enterprises" in order to achieve improved coordination of human resources, financial, production and marketing activities, greater efficiency and improved operating profitability. Zhaoqing Brewery, Noble Brewery and the Marketing Company each remain as legally distinct entities (see Note 4(a)).

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

On July 19, 2002, Noble China Inc. announced that the Shandong Court ruled against it and ordered it to pay claims of US$3,999,988 and RMB 20,000,000 plus legal costs of RMB 541,210, and interest from June 21, 2001 within one month of the judgment. The litigation was related to a claim by China Coastal Development Ltd. (see Note 5). Noble China Inc. appealed the Shandong Court's decision to the Supreme Court of the PRC, which was accepted on November 4, 2002, and a hearing on this matter is still pending.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

Pursuant to a press release dated May 1, 2003, Noble China Inc. announced that discussions between holders of a majority of the Debentures and representatives of the City of Zhaoqing regarding a reorganization of Noble China Inc. had resulted in a preliminary agreement in principle with respect to settlement in full of the outstanding Debentures. Discussions between representatives of the City of Zhaoqing and Pabst Brewing Company regarding a reorganization of Noble China Inc. and a restructuring of the master license agreement that becomes effective on November 7, 2003 had resulted in the execution of a non-binding term sheet in March 2003. These agreements are both conditional on Noble China
Inc. being able to implement a formal reorganization of its debt and equity securities. The successful reorganization of Noble China Inc. is subject to the preparation and execution of definitive agreements and a plan of reorganization, compliance with all applicable laws and regulations, and the funding, approval and consummation of a court-approved reorganization plan of Noble China Inc. Accordingly, as a result of the uncertainty with respect to these matters, there can be no assurances that Noble China Inc. will be successfully reorganized or that the Company and Noble Brewery will be able to retain the right to produce and distribute Pabst Blue Ribbon beer in China subsequent to November 7, 2003.

As of June 30, 2003, the Company and Noble Brewery have not obtained a renewal of their respective Pabst Blue Ribbon sub-license agreements, which expire on November 7, 2003. The inability of the Company or Noble Brewery to obtain or renew a sub-license from Noble China Inc. or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company and Noble Brewery to continue to produce and distribute Pabst Blue Ribbon beer in China would have a material adverse effect on the Company's future results of operations, financial position and cash flows.

On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of approximately RMB 47,000,000 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. Of such amount, RMB 20,000,000 was to be invested in businesses affiliated with Lan Wei that sell beverage containers to the Company and approximately RMB 27,000,000 was to be used to facilitate the reorganization or restructuring of Noble China Inc. (see Note 4(f)). Lan Wei agreed to repay the RMB 20,000,000 loan by June 30, 2003. The RMB 27,000,000 is being held in a bank escrow account, and will be repaid to the Company if and when it is determined that it is not possible to file a confirmable plan of reorganization or implement an out-of-court restructuring of Noble China Inc., but in no event later than December 31, 2003. The loans bear interest at 3.9% per annum. Lan Wei repaid the RMB 20,000,000 loan in June 2003.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


1.  ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

If and when Noble China Inc. is successfully reorganized or restructured with the assistance of Lan Wei, it is expected that the Company will receive a sub-license or an assignment of the license to produce and distribute Pabst Blue Ribbon in China, and that the Company will have the option to have the RMB 27,000,000 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with a reorganization or restructuring of Noble China Inc. with a fair value equivalent to the loan amount.

The Company is currently unable to predict the effect that these developments may have on future operations, including any effect on the Company's ability to obtain a sub-license to produce and distribute Pabst Blue Ribbon beer in China effective from November 7, 2003, or the impact on Noble Brewery, the Company's affiliate. However, management has made certain assumptions with respect to these uncertainties in order to evaluate the carrying value of its property, plant and equipment, as well as its investment in an associated company (see Notes 5 and 6).

During the three months ended June 30, 2003, as a result of an unexpected substantial deceases in sales, continuing operating losses, a working capital deficiency and the outbreak of severe acute respiratory syndrome ("SARS"), the Company conducted a re-evaluation of the carrying value of its land use rights, property and building, plant and equipment, office equipment and motor vehicles, construction in progress, and the accrued capital commitment with respect to the purchase of production assets, and the related expected future cash flows. Since a majority of the property, plant and equipment of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery had previously been substantially impaired, no further impairment provision was made for these three entities during the three months ended June 30, 2003. For the six months ended June 30, 2003, the Company recorded a provision for impairment of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000 for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery has a 50% chance of being granted a sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003, with a production ratio of 1 to 2. Included in the impairment charges were amounts related to purchase commitments for production equipment of RMB 2,400,000, which have been recorded as accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative. Accordingly, the effect on the Company of not being able to obtain a sub-license for the production and distribution of Pabst Blue Ribbon beer in China subsequent to November 7, 2003 may not have a material impact on the recoverability of those impaired assets. As a result of the aforementioned factors, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, and no further impairment charges were recorded at June 30, 2003.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


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

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position at June 30, 2003, its results of operations for the three months and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2003 are not necessary indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

GOING CONCERN - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced decreased sales and a net loss for the past three years, incurred significant losses during the three months and six months ended June 30, 2003, has a net working capital deficiency of RMB 356,588,992 as of June 30, 2003, and may not receive a sub-license to produce and distribute Pabst Blue Ribbon beer, which expires on November 7, 2003. In addition, Noble China Inc., the majority shareholder of the Company's associated company, is experiencing severe financial difficulties and other uncertainties which may impact the operations of Noble Brewery and the Company's ability to obtain a sub-license to continue to produce and distribute Pabst Blue Ribbon in China. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's predecessor independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have reported that there is substantial doubt about the Company's ability to continue as a going concern.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


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

In 2002, the Company implemented a series of new sales programs to launch various newly developed or modified local brand beers into the market, including brands such as "Lanli", "Lancheng", "Lanshi", "Xile" and "Zhaopi". Together with the local brand beer "Di Huang Quan" produced by Zao Yang High Worth Brewery, the Company intends to increase its marketing efforts with respect to these new local brands. If the Company is unable to obtain a new sub-license to produce Pabst Blue Ribbon beer in China after November 7, 2003, these new local brands would be expected to become the main product lines and the major source of revenues for High Worth JV and Zao Yang High Worth Brewery. However, pursuant to the joint venture agreement of Noble Brewery, the Company will continue to manage the daily operations of Noble Brewery until the expiration of the joint venture on June 10, 2013. In May 1999, Noble China Inc. entered into a license agreement with Pabst Brewing Company granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, promotion, distribution and sale of beer in the PRC for 30 years commencing in November 2003. However, in view of the current financial difficulties of Noble China Inc., management is currently uncertain whether Noble Brewery will be able to obtain a sub-license from Noble China Inc., the 60% shareholder of Noble Brewery, to continue to produce and sell Pabst Blue Ribbon beer in China after November 7, 2003.

In January 2003, the Company reorganized its marketing teams by reducing the number of branch offices from 15 to 6. Management believes that the reduction in branch offices will enhance the implementation of its marketing strategies through clearer responsibilities and allow its sales force to more effectively attempt to arrest the decline in sales volume. However, the operating results for the three months ended March 31, 2003 reflected a substantial decline in sales. In May 2003, the Deputy Vice President of Marketing resigned. Commencing in July 2003, employee compensation at Zhaoqing Brewery, Noble Brewery and the Marketing Company was revised to correlate with sales targets. Performance below the sales target will cause a salary reduction for all staff to a maximum of approximately 30%. The Company will consider more severe restructuring alternatives if it is unable to reduce its losses in the near future.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


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

The provisions of Emerging Issues Task Force (EITF) No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to reductions from sales. Prior year amounts have been reclassified to conform to the current year's presentation. These changes had no effect on the Company's operating results. The amount of sales incentives included as a deduction from sales in accordance with EITF No. 01-9 was RMB 6,052,532 and RMB 11,537,901 for the three months and six months ended June 30, 2003, respectively; and RMB 8,082,822 and RMB 15,516,438 for the three months and six months ended June 30, 2002, respectively.

COMPREHENSIVE INCOME - The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is defined to include all changes in equity during a period from non-owner sources. Comprehensive income (loss) equaled the net loss for the three months and six months ended June 30, 2003 and 2002.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


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

At June 30, 2003, potentially dilutive securities representing 105,000 shares of common stock were outstanding, consisting of stock options to purchase 30,000 shares exercisable at $3.87 per share and 75,000 shares exercisable at $0.72 per share. At June 30, 2002, potentially dilutive securities representing 200,000 shares of common stock were outstanding, consisting of stock options to purchase 60,000 shares exercisable at $3.87 per share, and 140,000 shares exercisable at $0.72 per share. For the three months ended June 30, 2003 and 2002, common shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock for all periods presented, and thus would have been anti-dilutive. Accordingly, basic and diluted EPS are the same for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 did not have a significant effect on the Company's financial statement presentation or disclosures.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company's financial statement presentation or disclosures.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Acquisitions of Financial Institutions, Except Transactions Between or More Mutual Enterprises". The Company does not expect that SFAS No. 147 will have any effect on its financial statement presentation or disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN No. 45 effective January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of FIN 46 are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The implementation of the provisions of FIN 46 effective January 31, 2003 did not have any effect on the Company's consolidated financial statement presentation or disclosures.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                        June 30, 2003         December 31, 2002
                  ------------------------  ----------------------
                      RMB          USD         RMB         USD
                  -----------  -----------  ----------  ----------
                  (Unaudited)  (Unaudited)

Raw materials      25,447,757    3,065,995  28,130,712   3,389,243
Work in progress    4,530,910      545,893   4,169,690     502,372
Finished goods     15,277,381    1,840,648  21,879,615   2,636,098
                  -----------  -----------  ----------  ----------
                   45,256,048    5,452,536  54,180,017   6,527,713
                  ===========  ===========  ==========  ==========


4.  RELATED PARTIES TRANSACTIONS AND ARRANGEMENTS

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


4.  RELATED PARTIES TRANSACTIONS AND ARRANGEMENTS (continued)

(b) Sales of raw materials

The Company sold raw materials, packaging materials and beer products of RMB 4,006,192 and RMB 12,973,714 to Noble Brewery during the six months ended June
30, 2003 and 2002, respectively. These transactions were carried out at cost between the parties.

(c)  Purchases  of  beer  products

During the six months ended June 30, 2003 and 2002, the Company purchased beer products for resale from Noble Brewery amounting to RMB 69,761,706 and RMB 162,579,745, respectively, and received an allocation of sales incentives (as defined in EITF No. 01-9) from Noble Brewery of RMB nil and RMB 1,098,312, respectively. The transactions were carried out at agreed terms between the parties.

During the six months ended June 30, 2003 and 2002, the Company purchased RMB 38,671,971 and RMB 41,228,600 of beer products from Noble Brewery, respectively, pursuant to the management arrangement re-allocating the total production volume at a 1 to 2 ratio among Zhaoqing Brewery and Noble Brewery (see Note 4(a)). This amount represents the direct variable cost of producing these beer products.

(d)  Royalty  fee

For the six months ended June 30, 2003 and 2002, a royalty fee of RMB 1,456,444 and RMB 1,827,555, respectively, was payable to Guangdong Blue Ribbon for the right to use the Pabst trademarks in the PRC.

(e)  Amounts  due  from  related  companies

Net of the advance to related party (see Note 4(f)), the amounts due from related companies primarily represent receivable balances from Guangdong Blue Ribbon and its group of companies resulting from routine inter-company business transactions. The amounts are unsecured, interest-free and repayable on demand.

On May 10, 2003, approximately RMB 7,086,000 due from Guangdong Blue Ribbon was converted into a short-term loan due and payable in one year, with interest at 5.6% per annum.

(f)  Advance  to  related  party  and  loan  receivable

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

On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of approximately RMB 47,000,000 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. Of such amount, RMB 20,000,000 was to be invested in businesses affiliated with Lan Wei that sell beverage containers to the Company and approximately RMB 27,000,000 was to be used to facilitate the reorganization or restructuring of Noble China, Inc. Lan Wei agreed to repay the RMB 20,000,000 loan by June 30, 2003.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


4.  RELATED PARTIES TRANSACTIONS AND ARRANGEMENTS (continued)

The RMB 27,000,000 is being held in a bank escrow account, and will be repaid to the Company if and when it is determined that it is not possible to file a confirmable plan of reorganization or implement an out-of-court restructuring of Noble China, Inc., but in no event later than December 31, 2003. The loans bear interest at 3.9% per annum. Lan Wei repaid the RMB 20,000,000 loan in June 2003.

Pursuant to the loan memorandum, if and when Noble China, Inc. is successfully reorganized or restructured with the assistance of Lan Wei, it is expected that the Company will receive a sub-license or an assignment of the license to produce and distribute Pabst Blue Ribbon in China, and that the Company will have the option to have the RMB 27,000,000 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with a reorganization or restructuring of Noble China, Inc. with a fair value equivalent to the loan amount.

(g)  Amounts  due  to  related  companies

As of June 30, 2003 and December 31, 2002, the amounts due to related companies consist of amounts payable to Guangdong Blue Ribbon and its group of companies of RMB 1,560 and RMB 1,560, respectively. The amounts payable to group companies of Guangdong Blue Ribbon arose from the purchases of raw materials. The amounts are unsecured, interest-free and repayable on demand.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


5.  INTEREST IN AN ASSOCIATED COMPANY

The investment consists of the Company's 40% equity interest in Noble Brewery, which is held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                Three Months                 Six Months          Three Months      Six Months
                                    Ended                       Ended                Ended            Ended
                                June 30, 2003               June 30, 2003        June 30, 2002    June 30, 2002
                          -------------------------  --------------------------  ---------------  --------------
                              RMB           USD           RMB           USD          RMB (1)         RMB (1)
                          ------------  -----------  -------------  ------------  --------------  --------------
Net sales                  29,377,944    3,539,511     61,615,963     7,423,610      63,482,676     150,417,186
                          ============  ===========  =============  ============  ==============  ==============
Net loss                  (27,413,759)  (3,302,863)  (265,371,335)  (31,972,448)    (82,805,430)    (77,640,896)
                          ============  ===========  =============  ============  ==============  ==============
The Company's share
of net income (loss)
after adjustment of
unrealized intercompany
profit and other
intercompany
adjustments (2)(3)        (10,340,450)  (1,245,837)  (104,408,176)  (12,579,298)    (18,472,172)    (14,556,358)
                          ============  ===========  =============  ============  ==============  ==============

(1) The provisions of Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to a reduction from sales. Prior period amounts have been reclassified to conform to the current period presentation; this reclassification had no effect on the Company's operating results. The amount of sales incentives recorded as a deduction from sales in accordance with EITF No. 01-9 was RMB 549,525 and RMB
     1,098,312 for the three months and six months ended June 30, 2002, respectively.

(2) As at June 30, 2003 and 2002, the balance of the amounts due to Noble Brewery was RMB 256,647,633 and RMB 236,978,917, respectively. During the six months ended June 30, 2003 and 2002, Noble Brewery recorded an allowance for doubtful accounts of RMB 2,400,000 and RMB 7,500,000, respectively, with respect to amounts receivable from the Company. The provision for doubtful accounts was eliminated, together with the unrealized profit on inventory of the Company, as intercompany adjustments when the Company recorded its equity in the results of operations of Noble Brewery based on the equity method of accounting.

(3) During the three months and six months ended June 30, 2003, the Company's share of net loss of an associated company of RMB 10,340,450 and RMB 104,408,176 included RMB nil and RMB 87,840,000, respectively, with respect to impairment charges recorded by the associated company.

The following is summarized balance sheet information of Noble Brewery:

                                      June 30, 2003            December 31, 2002
                                -------------------------  ------------------------
                                    RMB           USD          RMB          USD
                                ------------  -----------  -----------  -----------

                                (Unaudited)   (Unaudited)
Current assets (1)               220,986,067   26,624,827  251,868,373   30,345,587
Property, plant and equipment      3,003,214      361,833  226,776,229   27,322,437
Restricted bank deposits          36,032,396    4,341,253   36,032,396    4,341,253
                                ------------  -----------  -----------  -----------

Total assets                     260,021,677   31,327,913  514,676,998   62,009,277
                                ============   ==========  ===========   ===========

Current liabilities              147,817,507   17,809,339  137,101,494   16,518,252
Equity                           112,204,170   13,518,574  377,575,504   45,491,025
                                ------------  -----------  -----------  -----------
Total liabilities and equity     260,021,677   31,327,913  514,676,998   62,009,277
                                ============   ==========  ===========   ===========


(1) Net of allowances on amounts receivable from the Company of RMB 165,875,000 and
RMB 163,475,000 as of June 30, 2003 and December 31, 2002, respectively.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


5.  INTEREST  IN  AN  ASSOCIATED  COMPANY  (continued)

During the three months ended March 31, 2003, as a result of an unexpected substantial decrease in sales, continuing operating losses and the outbreak of SARS in China, Noble Brewery conducted an evaluation of the carrying value of its land use right, property and building, plant and equipment and construction in progress, as well as the related estimated future cash flows, which included the assumption that there was a probability of (1) 40%; (2) 40%; and (3) 20%; that Noble Brewery will: (1) continue to produce Pabst Blue Ribbon beer after November 7, 2003 exclusively; (2) continue to produce Pabst Blue Ribbon beer after November 7, 2003 jointly with Zhaoqing Brewery in a 2:1 ratio; and (3) not be able to renew its sub-license agreement and switch to produce local brand beer. As a result of this evaluation, Noble Brewery recorded a provision for impairment of its land use right, property and building, plant and equipment, office equipment and construction in progress of RMB 219,600,000 for the three months ended March 31, 2003. Included in the impairment charges were amounts related to purchase commitments for production equipment, which have been recorded as accrued expense and a reduction of prepaid amounts of RMB 2,600,000. Due to the continued decrease in sales and operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative. Accordingly, the effect of Noble Brewery successfully obtaining a renewal of the sub-license is expected to have little impact on the recoverability of the assets. As a result of these impairment charges, the majority of the assets of Noble Brewery were fully written down. Accordingly, during the three months ended June 30, 2003, no further provision for impairment was recorded.

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

The court order specified that a total of RMB 53,100,000 was to be retained by Noble Brewery pending resolution of the litigation. Accordingly, in addition to the RMB 35,700,000 of funds frozen, Noble Brewery will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin of RMB 17,400,000. Noble Brewery has engaged legal counsel in the PRC to file a challenge to the court order, but there can be no assurances that this effort will be successful.

As a consequence of the preservation order, the remaining cash not affected by such court order has been transferred either to High Worth JV or the Marketing Company in trust and is being held on behalf of Noble Brewery for the purpose of funding the operations of Noble Brewery. During the three months and six months ended June 30, 2003, High Worth JV and the Marketing Company have utilized all the cash held in trust for Noble Brewery for the purchase of raw materials and settlement of the expenses on behalf of Noble Brewery. As a result, as of June 30, 2003, High Worth JV and the Marketing Company did not hold any cash in trust for Noble Brewery.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


5.   INTEREST IN AN ASSOCIATED COMPANY (continued)

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

On September 29, 2002, the Shandong Court issued a new preservation order to those banks where Noble Brewery kept its previously frozen funds, requesting that they extend the period of preservation for an additional six months until March 23, 2003.

On March 21, 2003, the Shandong Court further extended its Preservation Order for an additional six months to September 23, 2003.

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

As of June 30, 2003, given the various issues discussed above, the Company has conducted an evaluation on the carrying value of its investment in Noble Brewery taking into consideration the related amounts due to Noble Brewery and the net working capital of Noble Brewery and determined an immediate write down of the investment is not necessary. However, if the circumstances related to the recoverability of the investment change adversely in the future, the Company may be required to write down its value at that time.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

6.  IMPAIRMENT  OF  PROPERTY,  PLANT  AND  EQUIPMENT

During the three months ended March 31, 2003, as a result of an unexpected substantial decreases in sales, continuing operating losses, the outbreak of SARS in China, working capital deficiency and various business issues, the Company conducted an evaluation of the carrying value of its land use right, property and building, plant and equipment, office equipment and motor vehicles and construction in progress, the accrued capital commitment with respect to the purchase of production assets, and the related expected future cash flows. As a result of this evaluation, for the three months ended March 31, 2003, the Company recorded a provision for impairment charges of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000 for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery has a 50% chance of being granted a renewal of the Pabst sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003, with a production ratio of 1 to 2. Included in the impairment charges were amounts related to purchase commitments for production equipment of RMB 2,400,000, which have been recorded as accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative.
Accordingly, the effect on the Company of not being able to obtain a sub-license for the production and distribution of Pabst Blue Ribbon beer in China subsequent to November 7, 2003 may not have a material impact on the recoverability of the assets. As a result of the aforementioned factors, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, and no further impairment charges were recorded at June 30, 2003.


7.  BANK  BORROWINGS

As at December 31, 2002, a bank loan of RMB 30,104,000 granted to Zao Yang High Worth Brewery, which expired on September 30, 2002, was pending for completion of the official loan renewal agreement. Zao Yang High Worth Brewery has continued to pay the interest that is accruing on the loan, and the bank has not made a demand for repayment. The renewal agreement, without a specific date of repayment and guaranteed by High Worth JV, had been approved and signed by the relevant bank and was returned to Zao Yang High Worth Brewery in May 2003. The loan has been recorded as a current liability and is payable on demand.


8.  AMOUNT  DUE  TO  AN  ASSOCIATED  COMPANY

The  amount  due  to  an  associated company represents amounts payable to Noble
Brewery. Commencing in 2001, these obligations resulted from the sale of beer products by Noble Brewery to the Marketing Company as well as from the sale of raw materials to Zhaoqing Brewery by Noble Brewery and other recurring intercompany transactions. As of June 30, 2003 and December 31, 2002, the amount due to an associated company was RMB 256,647,633 and RMB 298,379,194, respectively, which was unsecured, interest-free and repayable on demand.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


9.  ADVANCE  FROM  RELATED  PARTY

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


10.  MINORITY  INTERESTS

As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2002 and the six months ended June 30, 2003, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under United States accounting standards, the minority interests at June 30, 2003 reflected a debit balance of RMB 80,617,599. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 80,617,599 was charged to operations during the six months ended June 30, 2003. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

     This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.


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

     In January 2003, the Company reorganized its marketing teams by reducing the number of branch offices from 15 to 6. Management believes that the reduction in branch offices will enhance the implementation of its marketing strategies through clearer responsibilities and allow its sales force to more effectively attempt to arrest the decline in sales volume. However, the operating results for the three months ended March 31, 2003 reflected a substantial decline in sales. In May 2003, the Deputy Vice President of Marketing resigned. Commencing in July 2003, employee compensation at Zhaoqing Brewery, Noble Brewery and the Marketing Company was revised to correlate with sales targets. Performance below the sales target will cause a salary reduction for all staff to a maximum of approximately 30%. The Company will consider more severe restructuring alternatives if it is unable to reduce its losses in the near future.

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2002 and June 30, 2003. The Company's predecessor independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

     During the three months ended March 31, 2003, as a result of an unexpected substantial deceases in sales, continuing operating losses, the outbreak of SARS in China, working capital deficiency and various business issues, the Company conducted a re-evaluation of the carrying value of its land use right, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, and the accrued capital commitment with respect to the purchase of production assets and the related expected future cash flows. As a result of this evaluation, for the three months ended March 31, 2003, the Company recorded a provision for impairment charges of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000 for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

     These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery has a 50% chance of being granted a renewal of the Pabst sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003, with a production ratio of 1 to 2. Included in the impairment charges were amounts related to the purchase commitments for production equipment of RMB 2,400,000, which have been recorded as accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative.
Accordingly, the effect on the Company of not being able to obtain a sub-license for the production and distribution of Pabst Blue Ribbon beer in China subsequent to November 7, 2003 may not have a material impact on the recoverability of the assets. As a result of the aforementioned factors, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, and no further impairment charges were recorded at June 30, 2003.

     In addition, during the three months March 31, 2003, Noble Brewery also recorded a provision for impairment of land use right, property and building, office equipment, plant and equipment and construction in progress of RMB 219,600,000, as a result of its reassessment of the fair value of its property, plant and equipment based on the related expected cash flows. Included in the impairment charges were amounts related to the purchase commitments for production equipment, which have been recorded as an accrued expense and a reduction of prepaid amounts of RMB 2,600,000. Due to the continued decrease in sales and operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative. Accordingly, the effect of Noble Brewery successfully obtaining a renewal of the sub-license is expected to have little impact on the recoverability of the assets. As a result of these impairment charges, the majority of assets of Noble Brewery have been fully written down.

     Accordingly, during the three months ended June 30, 2003, no further provision for impairment was recorded for Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and the Marketing Company.

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

     Noble China Inc. has also publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and was insolvent, and was considering various courses of action.

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

     Pursuant to the press release dated May 1, 2003, Noble China Inc. announced that discussions between holders of a majority of the Debentures and representatives of the City of Zhaoqing regarding a reorganization of Noble China Inc. had resulted in a preliminary agreement in principle with respect to settlement in full of the outstanding Debentures. Discussions between representatives of the City of Zhaoqing and Pabst Brewing Company regarding a reorganization of Noble China Inc. and a restructuring of the master license agreement that becomes effective on November 7, 2003 also resulted in the execution of a non-binding term sheet in March 2003. These agreements are both conditional on Noble China Inc. being able to implement a formal reorganization of its debt and equity securities. The successful reorganization of Noble China Inc. is subject to the preparation and execution of definitive agreements and a plan of reorganization, compliance with all applicable laws and regulations, and the funding, approval and consummation of a court-approved reorganization plan of Noble China Inc. Accordingly, as a result of the uncertainty with respect to these matters, there can be no assurances that Noble China Inc. will be successfully reorganized or that the Company and Blue Ribbon Noble will be able to retain the right to produce and distribute Pabst Blue Ribbon beer in China subsequent to November 7, 2003.

     As of June 30, 2003, the Company has not yet obtained a renewal of the Pabst Blue Ribbon sub-license agreement. The inability of the Company to obtain a sub-license from Noble China Inc. or to renew the Company's sub-license or enter into some other form of strategic relationship under acceptable terms and conditions to allow the Company to continue to produce and distribute Pabst Blue Ribbon beer in China would have a potential adverse effect on the Company's future business development, including the possible formation of strategic alliance with other brewing group in China.

     On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of approximately RMB 47,000,000 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. Of such amount, RMB 20,000,000 was to be invested in businesses affiliated with Lan Wei that sell beverage containers to the Company and approximately RMB 27,000,000 was to be used to facilitate the reorganization or restructuring of Noble China Inc. Lan Wei agreed to repay the RMB 20,000,000 loan by June 30, 2003. The RMB 27,000,000 is being held in a bank escrow account, and will be repaid to the Company if and when it is determined that it is not possible to file a confirmable plan of reorganization or implement an out-of-court restructuring of Noble China Inc., but in no event later than December 31, 2003. The loans bear interest at 3.9% per annum. Lan Wei repaid the RMB 20,000,000 loan in June 2003.

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

     If and when Noble China Inc. is successfully reorganized or restructured with the assistance of Lan Wei, it is expected that the Company will receive a sub-license or an assignment of the license to produce and distribute Pabst Blue Ribbon in China, and that the Company will have the option to have the RMB 27,000,000 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with a reorganization or restructuring of Noble China Inc. with a fair value equivalent to the loan amount.

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

Interest  in  an  Associated  Company:

     The Company accounts for its 40% interest in Noble Brewery using the equity method of accounting. At June 30, 2003, the total value of the Company's interest in Noble Brewery was RMB 109,352,136, representing 28.5% of the Company's total assets. At December 31, 2002, the total value of the Company's interest in Noble Brewery was RMB 213,760,312, representing 36.2% of the Company's total assets. The net sales of Noble Brewery for the six months ended June 30, 2003 decreased by RMB 88,801,223 or 59.0% to RMB 61,615,963, as compared to RMB 150,417,186 for the six months ended June 30, 2002. During the three months ended March 31, 2003, because of unexpected substantial reduction in sales and continued operating losses, Noble Brewery conducted an evaluation of the carrying value of its land use right, property and building, office equipment, plant and equipment and construction in progress, based on the related estimated future cash flows. As a result of this calculation, Noble Brewery recorded a provision for impairment of land use right, property and building, office equipment, plant and equipment and construction in progress of RMB 219,600,000.

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

Impairment  of  Assets:

     The Company's long-lived assets include a land use right, property and building, plant and equipment as well as construction in progress. At June 30, 2003, the net residual value of the land use right, property and building, office equipment and motor vehicles, plant and equipment and construction in progress was RMB 690,475, which accounted for 0.2% of the Company's total assets. At December 31, 2002, the net value of property, plant and equipment was RMB 64,186,910, which accounted for 10.9% of the Company's total assets. In assessing the impairment of the land use right, property and building, plant and equipment and construction in progress, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.

     During the six months ended June 30, 2003, as a result of an unexpected substantial deceases in sales, continuing operating losses, the outbreak of SARS in China, working capital deficiency, and various business issues, the Company conducted a re-evaluation of the carrying value of its land use right, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, the accrued capital commitment with respect to the purchase of production assets, and the related expected future cash flows. As a result of this evaluation, for the six months ended June 30, 2003, the Company recorded a provision for impairment charges of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000 for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

     In addition, during the six months June 30, 2003, Noble Brewery also recorded a provision for impairment of land use right, property and building, office equipment, plant and equipment and construction in progress of RMB 219,600,000, as a result of its reassessment of the fair value of its property, plant and equipment and the related expected future cash flows.

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

Consolidated  Results  of  Operations:

Three  Months  Ended  June  30,  2003  and  2002  -

          Sales: During the three months ended June 30, 2003, net sales of beer products decreased by RMB 46,213,266 or 29.7% to RMB 109,189,482, as compared to RMB 155,402,748 for the three months ended June 30, 2002. The Company sold 34,458 metric tons of beer to distributors in 2003 as compared to 40,816 metric tons of beer in 2002, a decrease of 15.6%. The decrease in net sales of beer products during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily due to the decrease in volume of beer sold, which was attributable to the impact caused by the reorganization of the marketing teams and a change in marketing strategies including the reduction in sales branch offices; the outbreak of severe acute respiratory syndrome in China; and in general, reduced demand for Pabst Blue Ribbon beer as a result of increasing competition from foreign and local premium brands; as well as the lowering of the selling price for some of the Pabst Blue Ribbon beer products in order to encourage distributors to enhance their respective promotional activities. In addition, the decrease in net sales was also attributable to an increased proportion of local brand beers, which are sold at lower prices. During the three months ended June 30, 2003 and 2002, approximately 83.8% and 92.1% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     Gross Profit: For the three months ended June 30, 2003, gross profit was RMB 50,430,748 or 46.2% of total net sales, as compared to gross profit of RMB 46,709,399 or 30.1% of total net sales for the three months ended June 30, 2002. Gross margin from beer sales increased to 46.2% in 2003 as compared to 30.1% in 2002 primarily due to a reduction in production costs related to fixed depreciation charges resulting from the previously recorded impairment charges relating to production assets.

     The Company expects that it will continue to experience pressure on its gross profit in the near term due to a continuing softness in consumer demand for Pabst Blue Ribbon beer in China, which the Company believes is attributable to a change in the demand for Pabst Blue Ribbon beer in China caused by the increasing competition from other foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the three months ended June 30, 2003, selling, general and administrative expenses were RMB 63,581,466 or 58.2% of net sales, consisting of selling expenses of RMB 53,511,389 and general and administrative expenses of RMB 10,070,077. Net of an allowance for doubtful accounts of RMB 1,000,000 for the three months ended June 30, 2003, general and administrative expenses were RMB 9,070,077.

     For the three months ended June 30, 2002, selling, general and administrative expenses were RMB 57,168,880 or 36.8% of net sales, consisting of selling expenses of RMB 44,168,243 and general and administrative expenses of RMB 13,000,637. Net of an allowance for doubtful accounts of RMB 6,780,885 for the three months ended June 30, 2002, general and administrative expenses were RMB 6,219,752.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses increased by RMB 9,343,146 or 21.2% in 2003 as compared to 2002, and increased as a percent of net sales, to 49.0% in 2003 from 28.4% in 2002. Selling expenses increased in 2003 as compared to 2002, as a result of a change in the Company's marketing strategy to enhance its advertising and promotional programs and to stimulate consumer demand for both Pabst Blue Ribbon beer as well as other local brand beers during the forthcoming summer season. A portion of the increase in selling expenses was used to support new advertising and promotional campaigns for the Company's new line of Pabst Blue Ribbon beers, which were launched during the three months ended June 30, 2003.

     For the three months ended June 30, 2003 and 2002, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB 6,988,367 and RMB 8,082,822, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2003, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the three months ended June 30, 2003, the Marketing Company incurred operating income of RMB 601,716 (caused by reduced depreciation expense resulting from the fully written down fixed assets), as compared to an operating loss of RMB 5,881,364 for the three months ended June 30, 2002, which reduced consolidated operating results accordingly.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 2,850,325 or 45.8% in 2003 as compared to 2002, and as a percentage of net sales, increased to 8.3% in 2003 from 4.0% in 2002, respectively, primarily as a result of the legal and professional fees incurred for the reincorporation of the Company to BVI and the increase in other personnel expenditures.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, decreased to 0.9% of net sales in 2003 as compared to 4.4% of net sales in 2002. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

     Impairment of Property, Plant and Equipment: As majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery were fully written down during the three months ended March 31, 2003, no further provision for impairment was recorded during the three months ended June 30, 2003.

     During the three months ended June 30, 2002, as a result of the uncertainty regarding sub-license, reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of plant, machinery and equipment of RMB 40,000,000 at June 30, 2002. However, in early 2003, the Company conducted a subsequent test and review of its previous assumptions and calculation adopted with respect to the estimates of those impairment charges recorded for the three months ended June 30, 2002. The Company determined that certain of the assumptions made in the calculations of these impairment estimations should be revised to include land use rights, buildings and construction in progress. As a result, the provision for impairment for the three months ended June 30, 2002 with respect to Zhaoqing Brewery should have been recorded as RMB 82,000,000, instead of RMB

40,000,000. Accordingly, as a result of these revisions, the Company's provision for impairment has been restated as RMB 82,000,000 for the three months ended June 30, 2002.

     Operating Loss: For the three months ended June 30, 2003, operating loss was RMB 13,150,718 or 12.0 % of net sales. For the three months ended June 30, 2002, operating loss was RMB 92,459,481 or 59.5% of net sales. The decrease in operating loss in 2003 as compared to 2002 is primarily attributable to the absence of a provision for impairment of property, plant and equipment in 2003.

     Interest Expense: For the three months ended June 30, 2003, interest expense slightly increased by RMB 57,860 or 2.9% to RMB 2,082,958, as compared to RMB 2,025,098 for the three months ended June 30, 2002

     Income Taxes: Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company. Income tax expenses for the three months ended June 30, 2003 and 2002 was RMB nil and RMB 325,894, respectively.

     Net Loss: Net loss was RMB 25,514,641 for the three months ended June 30, 2003, as compared to net loss RMB 131,713,199 for the three months ended June 30, 2002.


Six  Months  Ended  June  30,  2003  and  2002  -

     Sales: During the six months ended June 30, 2003, net sales of beer products decreased by RMB 148,382,414 or 44.5% to RMB 185,192,282, as compared to RMB 333,574,696 for the six months ended June 30, 2002. The Company sold 59,429 metric tons of beer to distributors in 2003 as compared to 80,530 metric tons of beer in 2002, a decrease of 26.2%. The decrease in net sales of beer products during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was primarily due to the decrease in volume of beer sold, which was attributable to the impact caused by the reorganization of the marketing teams and a change in marketing strategies including the reduction in sales branch offices; the outbreak of severe acute respiratory syndrome in China; and in general, reduced demand for Pabst Blue Ribbon beer as a result of increasing competition from foreign and local premium brands; as well as the lowering of the selling price for some of the Pabst Blue Ribbon beer products in order to encourage distributors to enhance their respective promotional activities. In addition, the decrease in net sales was also attributable to an increased proportion of local brand beers, which are sold at lower prices. During the six months ended June 30, 2003 and 2002, approximately 82.5% and 93.9% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     Gross Profit: For the six months ended June 30, 2003, gross profit was RMB 70,844,692 or 38.3% of total net sales, as compared to gross profit of RMB
96,203,234 or 28.8% of total net sales for the six months ended June 30, 2002. Gross margin from beer sales increased to 38.3% in 2003 as compared to 28.8% in 2002 primarily due to the reduction in production costs in relation to the fixed depreciation charges resulting from the full written down and impairment of production assets during the first quarter of 2003.

     The Company expects that it will continue to experience pressure on its gross profit in the near term due to a continuing softness in consumer demand for Pabst Blue Ribbon beer in China, which the Company believes is attributable to a change in the demand for Pabst Blue Ribbon beer in China caused by the increasing competition from other foreign premium brand beers and other major local brewers.

     Selling, General and Administrative Expenses: For the six months ended June 30, 2003, selling, general and administrative expenses were RMB 95,044,184 or 51.3% of net sales, consisting of selling expenses of RMB 72,032,927 and general and administrative expenses of RMB 23,011,257. Net of an allowance for doubtful accounts of RMB 3,600,000 for the six months ended June 30, 2003, general and administrative expenses were RMB 19,411,257.

     For the six months ended June 30, 2002, selling, general and administrative expenses were RMB 108,862,554 or 32.6% of net sales, consisting of selling expenses of RMB 80,913,112 and general and administrative expenses of RMB 27,949,442. Net of an allowance for doubtful accounts of RMB 13,280,885 for the six months ended June 30, 2002, general and administrative expenses were RMB 14,668,557.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses decreased by RMB 8,880,185 or 11.0% in 2003 as compared to 2002, but increased as a percent of net sales, to 38.9% in 2003 from 24.3% in 2002. Selling expenses decreased in absolute terms but increased as a percent of net sales in 2003 as compared to 2002 due primarily to the substantial decrease in net sales as well as the lowering of the selling price for some of the Pabst Blue Ribbon beer products to encourage distributors to enhance their respective promotional activities in different geographical sales regions. By lowering the selling price, the Company was able to reduce amounts expended for selling expenses.

     For the six months ended June 30, 2003 and 2002, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB 13,994,852 and RMB 15,516,438, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2003, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the three months ended June 30, 2003 and 2002, the Marketing Company incurred operating losses of RMB 10,101,384 (including an impairment charge of RMB 8,050,000) and RMB 13,187,666, respectively which reduced consolidated operating results accordingly.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 4,742,700 or 32.3% in 2003 as compared to 2002, and as a percentage of net sales, increased to 10.5% in 2003 from 4.4% in 2002, respectively, primarily as a result of the legal and professional fees incurred for the reincorporation of the Company to BVI and the increase in other personnel expenditures.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, decreased to 1.9% of net sales in

2003 as compared to 4.0% of net sales in 2002. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

     Impairment of Property, Plant and Equipment: During the six months ended June 30, 2003, as a result of an unexpected substantial deceases in sales, continuing operating losses, the outbreak of SARS in China, working capital deficiency and various business issues, the Company conducted a re-evaluation of the carrying value of its land use right, property and building, office equipment and motor vehicles, plant and equipment as well as construction in progress, and the accrued capital commitment with respect to the purchase of production assets and the related expected future cash flows. As a result of this evaluation, for the six months ended June 30, 2003, the Company recorded a provision for impairment charges of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000, for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

     These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, and construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery has a 50% chance of being granted a renewal of the Pabst sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003, with a production ratio of 1 to 2. Included in the impairment charges were amounts related to the purchase commitments for production equipment of RMB 2,400,000, which have been recorded as accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative. Accordingly, the effect of the Company not being able to obtain a sub-license for the production and distribution of Pabst Blue ribbon beer in China subsequent to November 7, 2003 may not have a material impact on the recoverability of those impaired assets. As a result of the aforementioned factors, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, and no further impairment charges were recorded at June 30, 2003.

     During the six months ended June 30, 2002, as a result of the uncertainty regarding sub-license, reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of plant, machinery and equipment of RMB 40,000,000 at June 30, 2002. However, in December 2002, the Company conducted a subsequent test and review of its previous assumptions and calculation adopted with respect to the estimates of those impairment charges recorded for the six months ended June 30, 2002. The Company determined that some of the assumptions made in the calculations of these impairment estimations should be revised to include land use rights, buildings and construction in progress. As a result, the provision for impairment for the six months ended June 30, 2002 with respect to Zhaoqing Brewery should have been recorded as RMB 82,000,000, instead of RMB 40,000,000. Accordingly, as a result of these revisions, the Company's provision for impairment has been restated as RMB 82,000,000 for the six months ended June 30, 2002.

     Operating Loss: For the six months ended June 30, 2003, operating loss was RMB 89,449,492 or 48.3% of net sales. For the six months ended June 30, 2002, operating loss was RMB 94,659,320 or 28.4% of net sales. Operating loss decreased in absolute term but increased as a percentage to net sales in 2003 as compared to 2002, as a result of the decrease in the provision for impairment of property, plant and equipment as well as the substantial reduction in net sales in 2003.

     Interest Expense: For the six months ended June 30, 2003, interest expense decreased slightly by RMB 160,059 or 3.7% to RMB 4,163,043, as compared to RMB 4,323,102 for the six months ended June 30, 2002. Interest expense decreased in 2003 as compared to 2002 as a result of a decrease in the average interest rate on bank borrowings.

     Income Taxes: Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company. Income tax expenses for the six months ended June 30, 2003 and 2002 was RMB nil and RMB 325,894, respectively.

     Net Loss: Net loss was RMB 197,858,891 for the six months ended June 30, 2003, as compared to net loss RMB 132,162,869 for the six months ended June 30, 2002.


Noble  Brewery:

Three  Months  Ended  June  30,  2003  and  2002  -

     Sales: For the three months ended June 30, 2003 and 2002, net sales were RMB 29,377,944 and RMB 63,482,676, respectively. The decrease in net sales by RMB 34,104,732 or 53.7% in 2003 as compared to 2002 was primarily attributable to the share of significant loss of the Marketing Company due to the reallocation of these unbudgeted selling and advertising expenses during the three months ended June 30, 2003.

     During the three months ended June 30, 2003, Noble Brewery sold 18,526 metric tons of beer to the Marketing Company, as compared to 22,336 metric tons of beer sold to the Marketing Company during the three months ended June 30, 2002. Total beer sold by Noble Brewery to the Marketing Company decreased by 3,810 metric tons or 17.1% in 2003 as compared to 2002.

     Gross Profit: For the three months ended June 30, 2003, gross loss was RMB 13,160,767 or 44.8% of net sales, as compared to gross profit of RMB 9,206,842 or 14.5% of net sales for the three months ended June 30, 2002. The increase in gross profit in 2003 as compared to 2002 was primarily attributable to the reduction in production in relation to the fixed depreciation expenses as a result of the full written down and impairment of production assets in 2003.

     Selling, General and Administrative Expenses: For the three months ended June 30, 2003, selling, general and administrative expenses totaled RMB 13,917,164 or 47.4% of net sales, consisting of selling expenses of RMB 6,425,830 and general and administrative expenses of RMB 7,491,334. Net of an allowance for doubtful accounts of RMB 700,000 for the three months ended June 30, 2003, general and administrative expenses were RMB 6,791,334. For the three months ended June 30, 2002, selling, general and administrative expenses totaled RMB 26,679,078 or 42.0% of net sales, consisting of selling expenses of RMB 17,436,646 and general and administrative expenses of RMB 9,242,432. Selling expenses consist of warehousing, storage and freight costs. Net of an allowance for doubtful accounts of RMB 3,500,000 for the three months ended June 30, 2002, general and administrative expenses were RMB 5,742,432.

     For the three months ended June 30, 2003 and 2002, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB nil and RMB 549,525, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     Impairment of Property, Plant and Equipment: As the majority of the assets of Noble Brewery have been fully written down during the three months ended

March 31, 2003, no further provision for impairment was recorded during the three months ended June 30, 2003.

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

Operating Loss: For the three months ended June 30, 2003, operating loss was RMB 27,077,931 or 92.2% of net sales. For the three months ended June 30, 2002, operating loss was RMB 82,472,236 or 129.9% of net sales.

    Income Taxes: Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% (less a special temporary reduction of 6% granted by the Tax Authority) on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended June 30, 2003, income tax expense was RMB nil, as compared to RMB 333,194 for the three months ended June 30, 2002.

     Net Loss: Net loss was RMB 27,413,759 for the three months ended June 30, 2003, as compared to net loss of RMB 82,805,430 for the three months ended June 30, 2002.

Six  Months  Ended  June  30,  2003  and  2002  -

     Sales: For the six months ended June 30, 2003 and 2002, net sales were RMB 61,615,963 and RMB 150,417,186, respectively. The decrease in net sales by RMB 88,801,223 or 59.0% in 2003 as compared to 2002 was primarily attributable to the share of significant loss of the Marketing Company due to the reallocation of these unbudgeted selling and advertising expenses as well as the decrease in volume of beer sold.

     During the six months ended June 30, 2003, Noble Brewery sold 32,583 metric tons of beer to the Marketing Company, as compared to 44,642 metric tons of beer sold to the Marketing Company during the three months ended June 30, 2002. Total beer sold by Noble Brewery to the Marketing Company decreased by 12,059 metric tons or 27.0% in 2003 as compared to 2002.

     Gross Profit: For the six months ended June 30, 2003, gross loss was RMB 15,061,858 or 24.4% of net sales, as compared to gross profit of RMB 34,441,510 or 22.9% of net sales for the six months ended June 30, 2002. The decrease in gross profit in 2003 as compared to 2002 was attributable to the share of significant loss of Marketing Company and the substantial decrease in sales which was below the critical break-even marginal sales volume, partially offset by the reduction in production costs due to the decrease in fixed depreciation expenses resulting from the full written down of fixed assets.

     Selling, General and Administrative Expenses: For the six months ended June 30, 2003, selling, general and administrative expenses totaled RMB 28,072,936 or 45.6% of net sales, consisting of selling expenses of RMB 13,083,600 and general and administrative expenses of RMB 14,989,336. Net of an allowance for doubtful accounts of RMB 2,400,000 for the six months ended June 30, 2003, general and administrative expenses were RMB 12,589,336. For the six months ended June 30, 2002, selling, general and administrative expenses totaled RMB 45,287,111 or 30.1% of net sales, consisting of selling expenses of RMB 25,691,705 and general and administrative expenses of RMB 19,595,406. Selling expenses consist of warehousing, storage and freight costs. Net of an allowance for doubtful accounts of RMB 7,500,000 for the six months ended June 30, 2002, general and administrative expenses were RMB 12,095,406.

     For the six months ended June 30, 2003 and 2002, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB nil and RMB 1,098,312, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     Impairment of Property, Plant and Equipment: During the six months ended June 30, 2003, as a result of an unexpected substantial decrease in sales and continuing operating losses and the outbreak of SARS in China, Noble Brewery conducted an evaluation of the carrying value of its land use right, property and building, office equipment, plant and equipment and construction in progress, and the related estimated future cash flows, which included the assumption that there was a probability of (1) 40%; (2) 40%; (3) 20%; that Noble Brewery will: (1) continue to produce Pabst Blue Ribbon beer after November 7, 2003 exclusively; (2) continue to produce Pabst Blue Ribbon beer after November 7, 2003 jointly with Zhaoqing Brewery in a 2:1 ratio; and (3) not be able to renew its sub-license agreement and switch to produce local brand beer. As a result of this evaluation, Noble Brewery recorded a provision for impairment of its land use right, property and building, plant and equipment, office equipment and construction in progress of RMB 219,600,000 for the six months ended June 30, 2003. Included in the impairment charges were amounts related to the purchase commitments for production equipment, which have been recorded as accrued expense and a reduction of prepaid amounts of RMB 2,600,000. Due to the continued decrease in sales and operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative. Accordingly, the effect of Noble Brewery successfully obtaining a renewal of the sub-license is expected to have little impact on the recoverability of the assets. As a result of these impairment charges, the majority of assets of Noble Brewery have been fully written down. Noble China Inc., the majority shareholder of Noble Brewery, is experiencing certain financial difficulties and management uncertainty. Management is currently unable to predict the effect of Noble China Inc.'s financial difficulties and management uncertainty on Noble Brewery, including Noble China Inc.'s ability to grant a sub-license to Noble Brewery to produce Pabst Blue Ribbon beer after the existing sub-license expires on November 7, 2003.

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

      Operating Loss: For the six months ended June 30, 2003, operating loss was RMB 262,734,794 or 426.4% of net sales. For the six months ended June 30, 2002, operating loss was RMB 75,845,601 or 50.4% of net sales.

     Income Taxes: Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% (less a special temporary reduction of 6% granted by the Tax Authority) on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the six months ended June 30, 2003, income tax expense was RMB 1,479,103, as compared to RMB 1,795,295 for the six months ended June 30, 2002.

     Net Loss: Net loss was RMB 265,371,335 for the six months ended June 30, 2003, as compared to net loss of RMB 77,640,896 for the six months ended June 30, 2002.


Consolidated  Financial  Condition  -  June  30,  2003:

     Liquidity  and  Capital  Resources:

     Operating. For the six months ended June 30, 2003, the Company's operations utilized cash resources of RMB 9,518,386. For the six months ended June 30, 2002, the Company's operations provided cash resources of RMB

5,912,914. The Company's operations utilized cash resources in 2003 as compared to generating cash resources in 2002 primarily as a result of a reduction in cash generated by changes in operating assets and liabilities. The Company's cash balance decreased by RMB 32,924,868 to RMB 84,150,204 at June 30, 2003, as compared to RMB 117,075,072 at December 31, 2002. The Company's net working capital deficit increased by RMB 29,954,280 to RMB 349,502,634 at June 30, 2003, as compared to RMB 319,548,354 at December 31, 2002, resulting in a current ratio at June 30, 2003 of 0.44:1, as compared to 0.50:1 at December 31, 2002.

     Net of an allowance for doubtful accounts of RMB 3,600,000 for the six months ended June 30, 2003, accounts receivable decreased by RMB 49,440,115 or 43.1% to RMB 61,600,905 at June 30, 2003, as compared to RMB 114,641,020 at
December 31, 2002, which was attributable to the substantial decrease in net sales resulting in reduced level of accounts receivable.

     The amount due from related companies increased by RMB 33,783,613 to RMB 38,431,584 at June 30, 2003, as compared to RMB 4,647,971 at December 31, 2002, primarily as a result of the RMB 26,940,623 advanced to Lan Wei as described below. Amounts due from Guangdong Blue Ribbon and its group of companies generally arise from routine intercompany business transactions, which are unsecured, interest-free and repayable on demand. On May 10, 2003, approximately RMB 7,086,000 due from Guangdong Blue Ribbon was converted into a short-term loan due and payable in one year, with interest at 5.6% per annum.

     The Company's other receivables increased by RMB 21,162,834 or 190.5% to RMB 32,272,449 at June 30, 2003, as compared to RMB 11,109,615 at December 31, 2002. The increase in other receivables was primarily due to an increase in prepayments related to advertising and promotional programs scheduled by the Marketing Company for subsequent periods.

     The amount due to an associated company decreased by RMB 41,731,561 or 14.0% to RMB 256,647,633 at June 30, 2003, as compared to RMB 298,379,194 at
December 31, 2002, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the new pooled management structure) to Zhaoqing Brewery as well as other balances arising from recurring intercompany transactions. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases.

     Investing. For the six months ended June 30, 2002, additions to property, plant and equipment aggregated RMB 1,557,408, which includes approximately RMB 700,000 and RMB 850,000 for renovation and continuous improvement of Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zao Yang High Worth Brewery and Zhaoqing Brewery during the remainder of 2003 will be approximately RMB 2,000,000. The Company believes that it will be able to fund the expected capital expenditures through internal cash flow and external resources.

     On March 24, 2003, a short-term loan of RMB 46,940,623 was granted from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. Of such amount, RMB 20,000,000 was to be invested in businesses affiliated with Lan Wei that sell beverage containers to the Company and RMB 26,940,623 was to be used to facilitate the reorganization or restructuring of Noble China, Inc. The RMB 26,940,623 is being held in a bank escrow account, and will be repaid to the Company if and when it is determined that it is not possible to file a confirmable plan of reorganization or implement an out-of-court restructuring of Noble China, Inc., but in no event later than December 31, 2003. The loans bear interest at 3.9% per annum. Lan Wei repaid the RMB 20,000,000 loan in June 2003.

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

     If and when Noble China, Inc. is successfully reorganized or restructured with the assistance of Lan Wei, it is expected that the Company will receive a sub-license or an assignment of the license to produce and distribute Pabst Blue Ribbon in China, and that the Company will have the option to have the RMB 26,940,623 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with a reorganization or restructuring of Noble China, Inc. with a fair value equivalent to the loan amount.

     Financing. During the six months ended June 30, 2003, the Company's secured bank loans increased by RMB 5,091,549, reflecting new borrowings of RMB 63,250,000 and repayments of RMB 58,158,451. The bank loans bear interest at fixed rates ranging from 5.6% to 6.2%, and are repayable within the next two years. A substantial portion of the bank loans have been utilized to fund the working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

     As at December 31, 2002, a bank loan of RMB 30,104,000 granted to Zao Yang High Worth Brewery, which expired on September 30, 2002, was pending for completion of the official loan renewal agreement. Zao Yang High Worth Brewery has continued to pay the interest that is accruing on the loan, and the bank has not made a demand for repayment. The renewal agreement, without a specific date of repayment and guaranteed by High Worth JV, had been approved and signed by the relevant bank and was returned to Zao Yang High Worth Brewery in May 2003. The loan has been recorded as a current liability and is payable on demand.

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


ITEM  4.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter. Based upon and as of the date of that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

          Three Months Ended June 30, 2003: None

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



                                        CBR BREWING COMPANY, INC.
                                        -------------------------
                                              (Registrant)


Date:  August 18, 2003             By:   /s/  DA-QING  ZHENG
                                        -------------------------
                                        Da-qing  Zheng
                                        Chairman  of  the  Board  and
                                        Chief  Executive  Officer
                                        (Duly  authorized  officer)



Date:  August 18, 2003             By:   /s/  GARY  C.K.  LUI
                                        -------------------------
                                        Gary  C.K.  Lui
                                        Vice  President  and  Chief
                                        Financial  Officer
                                        (Principal  financial  officer)

                                INDEX TO EXHIBITS



Exhibit
Number    Description  of  Document
------    -----------------------

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Da-qing Zheng

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Gary C.K. Lui

32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002