Form 10-Q
period 2003-09-30
CBR BREWING CO INC
filed 2003-11-19
CIK 846012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2003


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

     As of September 30, 2003, the Company had 5,010,013 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock issued and outstanding.

     Documents incorporated by reference:  None

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES


                                      INDEX



PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002

                  Consolidated Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002

                  Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002

                  Notes to Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2003 and 2002


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Item 3. Quantitative and Qualitative Disclosures about Market Risk


          Item 4. Controls and Procedures


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                       CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                        September 30, 2003          December 31, 2002
                                     --------------------------  ------------------------
                                         RMB           USD           RMB          USD
                                     ------------  ------------  -----------  -----------
                                     (Unaudited)   (Unaudited)
ASSETS
Current assets:
  Cash                                 55,003,889     6,626,975  117,075,072   14,105,430
  Accounts receivable, net             50,078,685     6,033,577  114,641,020   13,812,171
  Bills receivable                      2,990,420       360,292      500,000       60,241
  Inventories (Note 3)                 50,908,135     6,133,510   54,180,017    6,527,713
  Amounts due from related
    companies (Note 4)                 40,163,686     4,838,998    4,647,971      559,997
  Income taxes receivable                       -             -    1,927,759      232,260
  Prepayments and deposits              9,230,026     1,112,052    9,212,093    1,109,891
  Other receivables                    54,683,267     6,588,345   11,109,615    1,338,508
                                     ------------  ------------  -----------  -----------

  Total current assets                263,058,108    31,693,749  313,293,547   37,746,211

Interest in an associated company
  (Note 5)                            114,423,763    13,785,996  213,760,312   25,754,254

Property, plant and equipment, net
  (Note 6)                                673,863        81,188   64,186,910    7,733,362
                                     ------------  ------------  -----------  -----------

  Total assets                        378,155,734    45,560,933  591,240,769   71,233,827
                                     ============  ============  ===========  ===========


                                   (continued)

                            CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                September 30, 2003           December 31, 2002
                                           ---------------------------  ---------------------------
                                                RMB           USD            RMB           USD
                                           -------------  ------------  -------------  ------------
                                            (Unaudited)   (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Bank borrowings                           128,302,945    15,458,186    130,818,717    15,761,291
  Accounts payable                           16,983,588     2,046,215     18,182,253     2,190,633
  Accrued advertising expenses               59,649,245     7,186,656     55,478,622     6,684,171
  Accrued other liabilities                 100,820,416    12,147,038    102,288,435    12,323,908
  Amounts due to related companies
    (Note 4)                                      1,560           188          1,560           188
  Amount due to an associated company
    (Note 8)                                267,461,362    32,224,260    298,379,194    35,949,300
  Sales taxes payable                        32,716,145     3,941,704     27,693,120     3,336,520
                                           -------------  ------------  -------------  ------------

  Total current liabilities                 605,935,261    73,004,247    632,841,901    76,246,011
                                           -------------  ------------  -------------  ------------

Long-term liabilities:
  Bank borrowings                               155,260        18,706        155,260        18,706
                                           -------------  ------------  -------------  ------------

  Total long-term liabilities                   155,260        18,706        155,260        18,706
                                           -------------  ------------  -------------  ------------

Minority interests (Note 10)                          -             -              -             -
                                           -------------  ------------  -------------  ------------

Contingencies (Note 1 and 6)

Common stock:
  -Class A, no par value
  (2002:  US$0.0001 par value),
  90,000,000 shares authorized,
  5,010,013 shares outstanding                        -             -          4,273           515
  -Class B, no par value
  (2002:  US$0.0001 par value),
  10,000,000 shares authorized,
  3,000,000 shares outstanding                        -             -          2,559           308
Additional paid-in capital                  107,368,677    12,935,985    107,361,845    12,935,162
General reserve and enterprise
  development funds                          18,735,220     2,257,255     18,735,220     2,257,255
Deficit                                    (354,038,684)  (42,655,260)  (167,860,289)  (20,224,130)
                                           -------------  ------------  -------------  ------------

  Total shareholders' deficiency           (227,934,787)  (27,462,020)   (41,756,392)   (5,030,890)
                                           -------------  ------------  -------------  ------------


Total liabilities and shareholders'
  deficiency                                378,155,734    45,560,933    591,240,769    71,233,827
                                           =============  ============  =============  ============


        See accompanying notes to the consolidated financial statements.

                                            CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                      Three Months    Nine Months
                                                                                                          Ended          Ended
                                                 Three Months Ended           Nine Months Ended       September 30,   September 30,
                                                 September 30, 2003           September 30, 2003           2002           2002
                                            ---------------------------  ---------------------------  ----------------------------
                                                 RMB           USD            RMB           USD        RMB (1) (2)    RMB (1) (2)
                                            -------------  ------------  -------------  ------------  -------------  -------------
Sales                                        151,999,192    18,313,156    345,961,871    41,682,153    130,471,756    474,880,867
Sales taxes                                   (5,500,185)     (662,673)   (14,270,582)   (1,719,347)    (4,784,662)   (15,619,077)
                                            -------------  ------------  -------------  ------------  -------------  -------------

Net sales                                    146,499,007    17,650,483    331,691,289    39,962,806    125,687,094    459,261,790
Cost of sales, including net inventory
  transferred from an associated
  company of RMB 21,397,828 and
  RMB 56,063,607 for the three months
  and nine months ended September 30,
  2003, respectively, and RMB 13,529,348
  and RMB 41,784,234 for the three and
  nine months ended September 30, 2002,
  respectively; inventory purchased from
  related companies of RMB 94,805,532
  and RMB 164,567,238 for the three
  months and nine months ended
  September 30,2003, respectively, and
  RMB 58,667,365 and RMB 221,247,110
  for the three months and nine months
  ended September 30, 2002, respectively;
  and royalty fee paid to a related
  company of RMB 1,248,102 and
  RMB 2,704,546 for the three months
  and nine months ended September 30,
  2003, respectively, and RMB 695,553
  and RMB 2,523,108 for the three months
  and nine months ended September 30,
  2002,respectively (Note 4)                (122,766,124)  (14,791,099)  (237,113,714)  (28,567,917)  (102,006,200)  (339,377,662)
                                            -------------  ------------  -------------  ------------  -------------  -------------

Gross profit                                  23,732,883     2,859,384     94,577,575    11,394,889     23,680,894    119,884,128

Selling, general and administrative
  expenses                                   (15,275,426)   (1,840,412)  (110,319,610)  (13,291,519)   (36,426,389)  (145,288,943)
Impairment of property, plant and
  equipment (Note 6)                                   -             -    (65,250,000)   (7,861,446)   (42,000,000)  (124,000,000)
Gain on disposal of property, plant
  and equipment                                        -             -              -             -         94,950         94,950
                                            -------------  ------------  -------------  ------------  -------------  -------------

Operating income (loss)                        8,457,457     1,018,972    (80,992,035)   (9,758,076)   (54,650,545)  (149,309,865)
Interest income                                   41,748         5,030        203,568        24,526        170,848        426,120
Interest expense                              (1,890,336)     (227,752)    (6,053,379)     (729,321)    (1,605,381)    (5,928,483)
                                            -------------  ------------  -------------  ------------  -------------  -------------

Income (loss) before income taxes,
  minority interests and equity in
  (loss) earnings of an associated
  company                                      6,608,869       796,250    (86,841,846)  (10,462,871)   (56,085,078)  (154,812,228)
Income taxes                                           -             -              -             -              -       (325,894)
                                            -------------  ------------  -------------  ------------  -------------  -------------

Income (loss) before minority interests
  and equity in (loss) earnings of an
  associated company                           6,608,869       796,250    (86,841,846)  (10,462,871)   (56,085,078)  (155,138,122)
Minority interests (Note 10)                           -             -              -             -              -    (18,553,467)
                                            -------------  ------------  -------------  ------------  -------------  -------------

Income (loss) before equity in (loss)
  earnings of an associated company            6,608,869       796,250    (86,841,846)  (10,462,871)   (56,085,078)  (173,691,589)
Equity in (loss) earnings of an
  associated company                           5,071,627       611,039    (99,336,549)  (11,968,259)   (16,375,619)   (30,931,977)
                                            -------------  ------------  -------------  ------------  -------------  -------------

Net income (loss) for the period              11,680,496     1,407,289   (186,178,395)  (22,431,130)   (72,460,697)  (204,623,566)
                                            =============  ============  =============  ============  =============  =============

Net income (loss) per common share
  (Note 2)
   - basic and diluted                              1.46          0.18         (23.24)        (2.80)         (9.05)        (25.55)
                                            =============  ============  =============  ============  =============  =============

Weighted average number of common
   shares outstanding
   - basic and diluted                         8,010,013     8,010,013      8,010,013     8,010,013      8,010,013      8,010,013
                                            =============  ============  =============  ============  =============  =============

(1) The provisions of Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to a reduction from sales in 2002. Prior period amounts have been reclassified to conform to the current period presentation; this reclassification had no effect on the Company's operating results. The amount of sales incentives recorded as a deduction from sales in accordance with EITF No. 01-9 was RMB 6,947,167 and RMB 22,463,605 for the three months and nine months ended September 30, 2002, respectively.


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

                                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     Nine Months Ended        Nine Months Ended
                                                                     September 30, 2003      September 30, 2002
                                                                ---------------------------  -------------------
                                                                     RMB           USD             RMB (1)
                                                                -------------  ------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        (186,178,395)  (22,431,130)        (204,623,566)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating
  activities:
   Allowance for doubtful accounts                                 4,600,000       554,217           21,000,000
   Depreciation and amortization                                   2,261,934       272,520           19,297,598
   Impairment of property, plant and equipment                    65,250,000     7,861,446          124,000,000
   Gain on disposal of property, plant and
     equipment                                                             -             -              (94,950)
   Minority interests                                                      -             -           18,553,467
   Equity in loss of an associated company                        99,336,549    11,968,259           30,931,977

Changes in operating assets and liabilities:
 (Increase) decrease in -
   Accounts receivable                                            59,962,335     7,224,378          (22,490,341)
   Bills receivable                                               (2,490,420)     (300,051)         (13,034,300)
   Inventories                                                     3,271,882       394,203           (6,545,724)
   Amounts due from related companies                             (8,575,092)   (1,033,143)              (1,456)
   Income taxes receivable                                         1,927,759       232,260           (1,927,759)
   Prepayments and deposits                                          (17,933)       (2,161)            (482,061)
   Other receivables                                             (43,573,652)   (5,249,837)         (22,218,720)
 Increase (decrease) in -
   Accounts payable                                               (1,198,665)     (144,418)          (6,081,484)
   Accrued liabilities                                               302,604        36,458           42,646,499
   Amount due to an associated company                           (30,917,832)   (3,725,040)          50,128,082
   Sales taxes payable                                             5,023,025       605,184           (7,654,120)
                                                                -------------  ------------  -------------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                          (31,015,901)   (3,736,855)          21,403,142
                                                                -------------  ------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advance to related party                                      (46,940,623)   (5,655,497)                   -
   Repayment of advance to related party                          20,000,000     2,409,639                    -
   Purchases of property, plant and equipment                     (1,598,887)     (192,637)          (7,154,141)
   Proceeds from disposal of property, plant and
     and equipment                                                         -             -              130,000
                                                                -------------  ------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                            (28,539,510)   (3,438,495)          (7,024,141)
                                                                -------------  ------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   New bank borrowings                                            91,750,000    11,054,217           85,000,000
   Repayment of bank borrowings                                  (94,265,772)  (11,357,322)         (79,669,717)
   Advance from a related company                                          -             -           11,000,000
   Decrease in amounts due to related companies                            -             -           (4,019,980)
   Dividend received from an associated company                            -             -           30,204,416
   Payment of cash dividend to minority interest                           -             -          (16,435,000)
                                                                -------------  ------------  -------------------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                                     (2,515,772)     (303,105)          26,079,719
                                                                -------------  ------------  -------------------
Net increase (decrease) in cash                                  (62,071,183)   (7,478,455)          40,458,720
Cash and cash equivalents at beginning of period                 117,075,072    14,105,430           71,366,480
                                                                -------------  ------------  -------------------

Cash and cash equivalents at end of period                        55,003,889     6,626,975          111,825,200
                                                                =============  ============  ===================

(1) Certain of the prior year's amounts have been revised to conform with the changes made in the consolidated statements of operations.


        See accompanying notes to the consolidated financial statements.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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

Effective February 28, 2003, CBR reincorporated from the State of Florida in the United States to the British Virgin Islands ("BVI") by merging into its wholly-owned BVI subsidiary, High Worth Holdings Ltd ("Holdings"). This off-shore reincorporation was for tax planning purposes, since all of CBR's assets and operations are currently located in China and are expected to continue to be located outside the United States in the future. The reincorporation had no effect on CBR's current business operations in China. On March 3, 2003, Holdings changed its name to CBR Brewing Company, Inc. (hereinafter referred to as the "Company", which term shall include, when the context so requires, its subsidiaries and affiliates).

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

The Company is a holding company and its principal subsidiaries are engaged in the production and sale of beer in the PRC. Substantially all of the beer currently sold by the Company is marketed under the Pabst Blue Ribbon label and was brewed under a sub-license agreement with Guangdong Blue Ribbon Group Co., Ltd. ("Guangdong Blue Ribbon") that expired on November 7, 2003, which, through an assignment and transfer, obtained its license from Pabst Brewing Company ("Pabst").

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

On October 31, 1994, High Worth JV acquired a 100% interest in Zhaoqing Brewery ("Zhaoqing Brewery"), including Zhaoqing Brewery's 40% interest in Zhaoqing Blue Ribbon Brewery Noble Ltd. ("Noble Brewery"). On September 26, 2003, Noble Brewery changed its name to Zhaoqing Blue Ribbon Brewery Ltd. (hereinafter, "Blue Ribbon Brewery" and "Noble Brewery" are used interchangeably). Prior to the acquisition of the entire interest in Zhaoqing Brewery by High Worth JV, Zhaoqing Brewery was a wholly-owned subsidiary of Guangdong Blue Ribbon. Noble Brewery is a Sino-foreign equity joint venture enterprise which was registered in the PRC on October 8, 1993, in which Goldjinsheng Holding Limited ("Goldjinsheng"), an unrelated party at that time, and Zhaoqing Brewery hold 60% and 40% interests, respectively. Zhaoqing Brewery and Noble Brewery are both engaged in the production and sale of beer products in the PRC.

Through a Sub-license Agreement dated May 6, 1994 (the "Old License Agreement") between Pabst Zhaoqing, the then subsidiary of Guangdong Blue Ribbon, and High Worth JV, High Worth JV acquired a sub-license to utilize Pabst trademarks in conjunction with the production and marketing of beer in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. The sub-license was subject to a prior License Agreement between Pabst and Pabst Zhaoqing, and a subsequent Assets Transferring Agreement among Pabst Zhaoqing, Pabst and Guangdong Blue Ribbon. The Old License Agreement was scheduled to expire on November 7, 2003.

In April 1995, Zhaoqing Brewery ceased the production of Zhaoqing beer and commenced the production of Pabst Blue Ribbon beer. Pursuant to the terms of a sub-license agreement which also expired on November 7, 2003, Guangdong Blue Ribbon granted Zhaoqing Brewery the right to produce and distribute Pabst Blue Ribbon beer under Pabst trademarks in the PRC at a royalty fee of US$11.70 for each metric ton produced.

Pursuant to the terms of a sub-license agreement, Guangdong Blue Ribbon granted Noble Brewery the right in the PRC to use two specific Pabst trademarks for the production, promotion, distribution and sale of beer under such trademarks. However, the production right of Noble Brewery was confined exclusively to the Guangdong Province and it did not preclude High Worth JV's production right in Guangdong. The sub-license agreement was valid through November 7, 2003. In consideration for the sub-license granted, Noble Brewery was obligated to pay Guangdong Blue Ribbon a royalty fee of US$0.10 for each carton of bottled or canned beer produced.

On February 19, 1995, Zhaoqing Blue Ribbon Beer Marketing Company Limited (the "Marketing Company") was registered as a limited company in the PRC, and was owned 70% by Zhaoqing Brewery and 30% by Guangdong Blue Ribbon. The Marketing Company was appointed as the sole distributor to conduct the distribution, marketing and promotion of all Pabst Blue Ribbon beer products produced by Zhaoqing Brewery and Noble Brewery. The Marketing Company commenced the purchase of beer products from Zhaoqing Brewery and Noble Brewery in April 1995 and July 1995, respectively.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

Upon the completion of the required procedures and documentation, all of the assets and liabilities formerly controlled by Zhaoqing Brewery will then be transferred to High Worth JV. Since January 1996, the operating activities of Zhaoqing Brewery have been part of High Worth JV. Although all necessary documents have been submitted to the relevant departments for approval, the Company was informed that due to a restrictive court order obtained by one of the creditors of Guangdong Blue Ribbon, any transfer of equity related to companies in which Guangdong Blue Ribbon has direct or indirect interest is temporarily prohibited until the court order is released. Accordingly, Zhaoqing Brewery shall continue to act as the nominee for High Worth JV with respect to the investment in Blue Ribbon Brewery and the Marketing Company.

On January 13, 1998, High Worth JV entered into a joint venture contract with Zao Yang Brewery in Hubei Province to establish a new brewery. The new brewery was designated Zao Yang Blue Ribbon High Worth Brewery Limited ("Zao Yang High Worth Brewery"), with a total capital investment of RMB 29,280,000, allocated 55% to High Worth JV and 45% to Zao Yang Brewery. Zao Yang High Worth Brewery commenced the production of Pabst Blue Ribbon beer in June 1998 based on a sub-license granted by Guangdong Blue Ribbon which was expired on November 7, 2003. Commencing June 1998, the Marketing Company also began purchasing Zao Yang High Worth Brewery's production of Pabst Blue Ribbon beer for distribution.

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

NOBLE  CHINA  INC.  -  Noble China Inc. is the 60% shareholder of Noble Brewery.
Noble China Inc. publicly reported that in May 1999 it entered into a license agreement with Pabst (the "Noble China License Agreement") granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, distribution and sale of beer in China for 30 years commencing upon expiration of the Old License Agreement.

During 2002, Noble China Inc. publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and was insolvent, and was considering various courses of action.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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

On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of approximately RMB 47,000,000 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. The loans bear interest at 3.9% per annum. Of such amount, RMB 20,000,000 was to be invested in businesses affiliated with Lan Wei that sell beverage containers to the Company and approximately RMB 27,000,000 was to be used to facilitate the reorganization or restructuring of Noble China Inc. (see Note 4(f)). Lan Wei repaid the RMB 20,000,000 loan in June 2003. The RMB 27,000,000 loan was originally scheduled to be repaid not later than December 31, 2003, but it is expected that the repayment date will be extended to March 31, 2004.

On September 24, 2003, Noble China Inc. filed a Plan of Compromise and Arrangement (as amended, the "Plan") with the Ontario Superior Court of Justice (the "Court") which contemplated the settlement of Noble China, Inc.'s debentures for a cash payment of CN$6,000,000, the termination of the Noble China License Agreement, the transfer of Noble China Inc.'s ownership interest in Linchpin Holdings Limited, which owns a 60% interest in Noble Brewery, to an entity controlled by the City of Zhaoqing, and a new license agreement to be entered into between an entity controlled by the City of Zhaoqing and Pabst which will allow for sub-licenses to be granted to Zhaoqing Brewery, Noble Brewery and the Marketing Company to continue to produce, distribute and market Pabst Blue Ribbon beer in China. Mega Gain Investment Co., Ltd., a wholly-owned subsidiary of Lan Wei, provided the consideration to fund the Plan.

The Company has the option to have the RMB 27,000,000 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei acquires in conjunction with the reorganization of Noble China Inc. with a fair value equivalent to the loan amount. Pursuant to a Manufacturing License Agreement dated September 5, 2003 (the "IUP License Agreement") between Pabst and Inno Up Limited ("IUL"), an affiliate of the City of Zhaoqing, Pabst granted to IUL the exclusive right to produce, market and distribute Pabst beer in China (excluding Hong Kong) with the right to sub-license. The initial term is ten years with the right of IUL to extend for two additional ten year terms (subject to meeting certain minimum manufacturing and royalty requirements). The IUL License Agreement provides for minimum annual royalties and production requirements. The IUL License Agreement is subject to, among other things, the entry of an order by the Court approving the termination of the Noble China License Agreement and the entering into of the IUL License Agreement.

On November 18, 2003, the Court granted an order (a) approving the Plan, (b) terminating the Noble China License Agreement, and (c) authorizing the IUL
License Agreement. It is anticipated that IUL will enter into sub-license agreements with Noble Brewery, Zhaoqing Brewery and the Marketing Company with respect to the continued manufacture, distribution and sale of Pabst beer in China.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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

COMMENTS - The accompanying consolidated financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the Company's financial position at September 30, 2003, its results of operations for the three months and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The consolidated balance sheet as of December 31, 2002 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2003.

GOING CONCERN - The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has experienced decreased sales and a net loss for the past three years, incurred significant losses during the nine months ended September 30, 2003, and has a net working capital deficiency of RMB 342,877,153 as of September 30, 2003. Although the Company expects to be able to renew its sub-license to produce and distribute Pabst Blue Ribbon beer after November 7, 2003, in view of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's predecessor independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have reported that there is substantial doubt about the Company's ability to continue as a going concern.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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

In 2002, the Company implemented a series of new sales programs to launch various newly developed or modified local brand beers into the market, including brands such as "Lanli", "Lancheng", "Lanshi", "Xile" and "Zhaopi". Together with the local brand beer "Di Huang Quan" produced by Zao Yang High Worth Brewery, the Company intends to increase its marketing efforts with respect to these new local brands in order to meet the increasing market demand for local discount beers.

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

In order to mitigate the continuing decline in sales, management of the Company, in discussions with the leading officials of Zhaoqing City as well as the supervising governmental departments, decided to engage Zhaoqing City Industrial Project Development Limited to conduct a marketing research program in order to refine the Company's existing marketing strategies, to reorganize the marketing teams, to improve the promotional means, to expand the sales channels and to educate sales personnel to achieve higher morale. The program covers the Company's geographical markets in China and is expected to be finished by the end of 2004. The costs of this refinement program were RMB 33,000,000, to be shared by High Worth JV and Blue Ribbon Brewery in a 1:2 ratio, respectively. Effective November 11, 2003, a new company named Zhaoqing Lan Wei Alcoholic Beverages Marketing Company Limited ("Lan Wei Marketing") was incorporated for the purpose of consolidating all of the sales of local brand beers (effective January 1, 2004) so that the marketing teams can focus on the specific beer market segments, and to utilize Lan Wei's local business influence. Lan Wei Marketing is owned 50% by Lan Wei, 25% by High Worth JV and 25% by Blue Ribbon Brewery. Management of Lan Wei Marketing, including the accounting and finance personnel, will be appointed and controlled by the Marketing Company, but will be functionally independent.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including those related to interest in an associated company, allowance for doubtful accounts, impairment of assets and income taxes, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The provisions of Emerging Issues Task Force (EITF) Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to reductions from sales. Prior year amounts have been reclassified to conform to the current year's presentation. These changes had no effect on the Company's operating results. The amount of sales incentives included as a deduction from sales in accordance with EITF No. 01-9 was RMB 8,687,862 and RMB 22,682,714 for the three months and nine months ended
September 30, 2003, respectively; and RMB 6,947,167 and RMB 22,463,605 for the three months and nine months ended September 30, 2002, respectively.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE INCOME - The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income is defined to include all changes in equity during a period from non-owner sources. Comprehensive income (loss) equaled the net loss for the three months and nine months ended September 30, 2003 and 2002.

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

At September 30, 2003, potentially dilutive securities representing 105,000 shares of common stock were outstanding, consisting of stock options to purchase 30,000 shares exercisable at $3.87 per share and 75,000 shares exercisable at $0.72 per share. At September 30, 2002, potentially dilutive securities representing 200,000 shares of common stock were outstanding, consisting of stock options to purchase 60,000 shares exercisable at $3.87 per share, and 140,000 shares exercisable at $0.72 per share. For the three months ended September 30, 2003 and 2002, common shares issuable upon exercise of outstanding stock options were excluded from the calculation of diluted EPS since the exercise prices exceeded the average fair market value of the common stock for all periods presented, and thus would have been anti-dilutive. Accordingly, basic and diluted EPS are the same for all periods presented.

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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. The clarification provisions of SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.


3.   INVENTORIES

Inventories consisted of the following at September 30, 2003 and December 31, 2002:

                    September 30, 2003       December  31, 2002
                  -----------------------  -----------------------
                     RMB          USD          RMB         USD
                  ----------  -----------  -----------  ----------
                  (Unaudited) (Unaudited)
Raw materials     28,727,057    3,461,091   28,130,712   3,389,243
Work in progress   4,601,459      554,393    4,169,690     502,372
Finished goods    17,579,619    2,118,026   21,879,615   2,636,098
                  ----------  -----------  -----------  ----------
                  50,908,135    6,133,510   54,180,017   6,527,713
                  ==========  ===========  ===========  ==========

4.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

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

The administrative, direct selling and advertising expenses of the Marketing Company and the direct variable costs incurred for beer production of the two breweries were allocated at cost. This pooled management structure is expected to achieve greater efficiency and improved operating profitability. It is not expected that this pooled management structure will be changed subsequent to the reorganization of Noble China Inc.

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

(b)  Sales of raw materials

The Company sold raw materials, packaging materials and beer products of RMB 9,955,451 and RMB 19,504,504 to Noble Brewery during the nine months ended
September 30, 2003 and 2002, respectively. These transactions were carried out at cost between the parties.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


4.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

(c)  Purchases of beer products

During the nine months ended September 30, 2003 and 2002, the Company purchased beer products for resale from Noble Brewery amounting to RMB 164,567,238 and RMB 221,247,110, respectively, and received an allocation of sales incentives (as defined in EITF No. 01-9) from Noble Brewery of RMB nil and RMB 1,635,093, respectively. The transactions were carried out at agreed terms between the parties.

During the nine months ended September 30, 2003 and 2002, the Company purchased RMB 66,019,058 and RMB 61,288,738 of beer products from Noble Brewery, respectively, pursuant to the management arrangement re-allocating the total production volume at a 1 to 2 ratio among Zhaoqing Brewery and Noble Brewery
(see Note 4(a)). This amount represents the direct variable cost of producing these beer products.

(d)  Royalty fee

For the nine months ended September 30, 2003 and 2002, a royalty fee of RMB 2,704,546 and RMB 2,523,108, respectively, was payable to Guangdong Blue Ribbon for the right to use the Pabst trademarks in the PRC.

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

(f)  Advance to related party and loan receivable

During the three months ended March 31, 2002, the Company loaned RMB 5,500,000 to Zao Yang High Worth Brewery. The loan was unsecured, with interest at 3.6% per annum and was repayable on December 31, 2002. During the three months ended March 31, 2002, Zao Yang High Worth Brewery advanced RMB 5,500,000 to Guangdong Blue Ribbon. The advance to Guangdong Blue Ribbon was unsecured, with no agreed-upon interest and no fixed date of repayment. During the three months ended September 30, 2002, both of these loans were repaid in full.

On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of approximately RMB 47,000,000 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. The loans bear interest at 3.9% per annum. Of such amount, RMB 20,000,000 was to be invested in businesses affiliated with Lan Wei that sell beverage containers to the Company and approximately RMB 27,000,000 was to be used to facilitate the reorganization or restructuring of Noble China Inc.

Lan Wei repaid the RMB 20,000,000 loan in June 2003. The RMB 27,000,000 loan was originally scheduled to be repaid not later than December 31, 2003, but it is expected that the repayment date will be extended to March 31, 2004.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


4.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (continued)

The Company has the option to have the RMB 27,000,000 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei acquires in conjunction with the reorganization of Noble China Inc. with a fair value equivalent to the loan amount.

(g)  Amounts due to related companies

As of September 30, 2003 and December 31, 2002, the amounts due to related companies consist of amounts payable to Guangdong Blue Ribbon and its group of companies of RMB 1,560 and RMB 1,560, respectively. The amounts payable to group companies of Guangdong Blue Ribbon arose from the purchases of raw materials. The amounts are unsecured, interest-free and repayable on demand.


5.   INTEREST IN AN ASSOCIATED COMPANY

The investment consists of the Company's 40% equity interest in Noble Brewery, which is held by a 60% owned subsidiary. The condensed unaudited statements of operations of Noble Brewery for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                       Three Months Ended        Nine Months Ended       Three Months Ended    Nine Months Ended
                       September 30, 2003        September 30, 2003      September 30, 2002    September 30, 2002
                   ------------------------  ---------------------------  ---------------------------------------
                       RMB          USD           RMB           USD               RMB                  RMB
                   -----------  -----------  -------------  ------------  -------------------  ------------------
Net sales           87,935,274   10,594,611   149,551,237    18,018,221           69,194,831         219,612,017
                   ===========  ===========   ===========  =============  ===================  ==================
Net income (loss)   13,208,085    1,591,336  (252,163,250)  (30,381,114)         (46,764,046)       (124,404,942)
                   ===========  ===========   ===========  =============  ===================  ==================
The Company's
  share of net
  income (loss)
  after adjustment
  of unrealized
  intercompany
  profit and other
  intercompany
  adjustments(2)(3)  5,071,627      611,039   (99,336,549)  (11,968,259)         (29,375,619)        (43,931,977)
                   ===========  ===========   ===========  =============  ===================  ==================

(1) The provisions of Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", were adopted during 2002. The adoption of EITF No. 01-9 resulted in the reclassification of certain sales incentives previously classified as selling expenses to a reduction from sales. Prior period amounts have been reclassified to conform to the current period presentation; this reclassification had no effect on the Company's operating results. The amount of sales incentives recorded as a deduction from sales in accordance with EITF No. 01-9 was RMB 536,781 and RMB 1,635,093 for the three months and nine months ended September 30, 2002, respectively.

(2) As at September 30, 2003 and 2002, the balance of the amounts due to Noble Brewery was RMB 267,461,362 and RMB 260,933,300, respectively. During the nine months ended September 30, 2003 and 2002, Noble Brewery recorded an allowance for doubtful accounts of RMB 3,100,000 and RMB 12,700,000, respectively, with respect to amounts receivable from the Company. The provision for doubtful accounts was eliminated, together with the unrealized profit on inventory of the Company, as intercompany adjustments when the Company recorded its equity in the results of operations of Noble Brewery based on the equity method of accounting.

(3) The Company's share of net income of an associated company of RMB 5,071,627 for the three months ended September 30, 2003 and the share of net loss of an associated company of RMB 99,336,549 during the nine months ended September 30, 2003 included RMB nil and RMB 87,840,000, respectively, with respect to impairment charges recorded by the associated company.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


5.   INTEREST IN AN ASSOCIATED COMPANY (continued)

The following is summarized balance sheet information of Noble Brewery:

                                   September 30, 2003          December 31, 2002
                                --------------------------  ------------------------
                                    RMB           USD           RMB          USD
                                ------------  ------------  -----------  -----------
                                (Unaudited)   (Unaudited)
Current assets (1)               249,556,343    30,067,030  251,868,373   30,345,587
Property, plant and equipment      2,938,112       353,989  226,776,229   27,322,437
Restricted bank deposits          36,032,396     4,341,253   36,032,396    4,341,253
                                ------------  ------------  -----------  -----------
Total assets                     288,526,851    34,762,272  514,676,998   62,009,277
                                ============  ============  ===========   ==========

Current liabilities              163,114,596    19,652,360  137,101,494   16,518,252
Equity                           125,412,255    15,109,912  377,575,504   45,491,025
                                ------------  ------------  -----------  -----------
Total liabilities and equity     288,526,851    34,762,272  514,676,998   62,009,277
                                ============  ============  ===========   ==========

(1) Net of allowances on amounts receivable from the Company of RMB 166,575,000 and
RMB 163,475,000 as of September 30, 2003 and December 31, 2002, respectively.

During the three months ended March 31, 2003, as a result of an unexpected substantial decrease in sales, continuing operating losses and the outbreak of SARS in China, Noble Brewery conducted an evaluation of the carrying value of its land use right, property and building, plant and equipment and construction in progress, as well as the related estimated future cash flows, which included the assumption that there was a probability of (1) 40%; (2) 40%; and (3) 20%; that Noble Brewery will: (1) continue to produce Pabst Blue Ribbon beer after November 7, 2003 exclusively; (2) continue to produce Pabst Blue Ribbon beer after November 7, 2003 jointly with Zhaoqing Brewery in a 2:1 ratio, respectively; and (3) not be able to renew its sub-license agreement and switch to produce local brand beer. As a result of this evaluation, Noble Brewery recorded a provision for impairment of its land use right, property and building, plant and equipment, office equipment and construction in progress of RMB 219,600,000 for the three months ended March 31, 2003. Included in the impairment charges were amounts related to purchase commitments for production equipment, which have been recorded as accrued expense and a reduction of prepaid amounts of RMB 2,600,000. Due to the continued weak sales and operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the reduced level of distribution are expected to be negative. The effect of Noble Brewery successfully obtaining a renewal of the sub-license is expected to have little impact on the recoverability of the assets. As a result of these impairment charges, the majority of the assets of Noble Brewery were fully written down. Accordingly, during the three months ended September 30, 2003, no further provision for impairment was recorded.

On April 3, 2002, Noble Brewery was served with a preservation order from the High Court of Shandong Province freezing a portion of its bank accounts with aggregate balances of approximately RMB 35,700,000, in connection with litigation between Noble China Inc., Shandong Noble Brewery Ltd. and China Coast Property Development Ltd., with respect to Noble China Inc.'s 1994 investment in Shandong Shouguang Brewery Co. Ltd. China Coast Property Development Ltd. is asserting a total claim against Noble China Inc. of approximately RMB 53,100,000. Through September 30, 2003, Noble China Inc. owned a 60% interest in Noble Brewery through its wholly-owned subsidiary, Linchpin.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


5.   INTEREST IN AN ASSOCIATED COMPANY (continued)

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

The court order specified that a total of RMB 53,100,000 was to be retained by Noble Brewery pending resolution of the litigation. Accordingly, in addition to the RMB 35,700,000 of funds frozen, Noble Brewery will also be obligated to withhold potential dividend distributions or equity interests due to Linchpin of RMB 17,400,000. Noble Brewery has engaged legal counsel in the PRC to file a challenge to the court order, which has been unsuccessful to date.

As a consequence of the preservation order, the remaining cash not affected by such court order has been transferred either to High Worth JV or the Marketing Company in trust and is being held on behalf of Noble Brewery for the purpose of funding the operations of Noble Brewery. During the three months and nine months ended September 30, 2003, High Worth JV and the Marketing Company have utilized all the cash held in trust for Noble Brewery for the purchase of raw materials and settlement of the expenses on behalf of Noble Brewery. As a result, as of September 30, 2003, High Worth JV and the Marketing Company did not hold any cash in trust for Noble Brewery.

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

On March 21, 2003, the Shandong Court further extended its Preservation Order for an additional six months to September 23, 2003. On September 15, 2003 and September 18, 2003, the Shandong Court and the Supreme Court, respectively, issued an order to extend the preservation for an additional six months to March 15, 2004.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


5.   INTEREST IN AN ASSOCIATED COMPANY (continued)

At September 30, 2003, given the various issues discussed above, the Company conducted an evaluation on the carrying value of its investment in Noble Brewery, taking into consideration the related amounts due to Noble Brewery, its operations and the working capital resources of Noble Brewery, and determined that a write down of the investment in Noble Brewery was not necessary. However, if the circumstances related to the recoverability of the Company's investment in Noble Brewery change adversely in the future, the Company may be required to write down the value at that time.


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

These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery will be granted a sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the old sub-license expires on November 7, 2003, with a production ratio of 1 to 2, respectively. Included in the impairment charges were amounts related to purchase commitments for production equipment of RMB 2,400,000, which have been recorded as accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative. Accordingly, the effect on the Company of being able to obtain a sub-license for the production and distribution of Pabst Blue Ribbon beer in China subsequent to November 7, 2003 may not have a material impact on the recoverability of the assets. As a result of the aforementioned factors, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, and no further impairment charges were recorded at September 30, 2003.

                   CBR BREWING COMPANY, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


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


8.   AMOUNT DUE TO AN ASSOCIATED COMPANY

The  amount  due  to  an  associated company represents amounts payable to Noble
Brewery. Commencing in 2001, these obligations resulted from the sale of beer products by Noble Brewery to the Marketing Company as well as from the sale of raw materials to Zhaoqing Brewery by Noble Brewery and other recurring intercompany transactions. As of September 30, 2003 and December 31, 2002, the amount due to an associated company was RMB 267,461,362 and RMB 298,379,194, respectively, which was unsecured, interest-free and repayable on demand.


9.   ADVANCE FROM RELATED PARTY

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


10.   MINORITY INTERESTS

As a result of the substantial operating losses incurred by the Company during the year ended December 31, 2002 and the nine months ended September 30, 2003, and the cumulative effect of paying dividends based on distributable earnings calculated in accordance with PRC accounting standards, which were higher than the distributable earnings determined under accounting principles generally accepted in the United States of America, the minority interests at September 30, 2003 reflected a debit balance of RMB 73,885,039. Since the minority interest parties have no legal obligation to fund these obligations to the Company, the debit balance of RMB 73,885,039 was charged to operations during the nine months ended September 30, 2003. The Company expects to continue to charge to operations any future debit balances of the minority interest parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

     This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, operating costs, the availability of funds to finance capital expenditures and operations, facility expansion plans, competition, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

     NOBLE BREWERY: The original facilities of Noble Brewery were constructed between 1988 and 1990 with annual production capacity of approximately 80,000 metric tons or 680,000 barrels of beer. During July 1994, a second brewing facility was completed, which increased annual production capacity by an additional 120,000 metric tons or 1,020,000 barrels of beer. The second brewing facility commenced full-scale production during late 1994. Noble Brewery has produced Pabst Blue beer exclusively since it commenced operations. In 2002, Noble Brewery also commenced production of various newly developed local brand beers in order to meet the needs of the lower to medium-priced market segment.

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

     In 2002, the Company implemented a series of new sales programs to launch various newly developed or modified local brand beers into the market, including brands such as "Lanli", "Lancheng", "Lanshi", "Xile" and "Zhaopi". Together with the local brand beer "Di Huang Quan" produced by Zao Yang High Worth Brewery, the Company intends to increase its marketing efforts with respect to these new local brands in order to meet the increasing market demand for local discount beers.

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

     In order to mitigate the continuing decline in sales, management of the Company, in discussions with the leading officials of Zhaoqing City as well as the supervising governmental departments, decided to engage Zhaoqing City Industrial Project Development Limited to conduct a marketing research program in order to refine the Company's existing marketing strategies, to reorganize the marketing teams, to improve the promotional means, to expand the sales channels and to educate sales personnel to achieve higher morale. The program covers the Company's geographical markets in China and is expected to be finished by the end of 2004. The costs of this refinement program were RMB 33,000,000, to be shared by High Worth JV and Blue Ribbon Brewery in a 1:2 ratio, respectively. Effective November 11, 2003, a new company named Zhaoqing Lan Wei Alcoholic Beverages Marketing Company Limited ("Lan Wei Marketing") was incorporated for the purpose of consolidating all of the sales of local brand beers (effective January 1, 2004) so that the marketing teams can focus on the specific beer market segments, and to utilize Lan Wei's local business influence. Lan Wei Marketing is owned 50% by Lan Wei, 25% by High Worth JV and 25% by Blue Ribbon Brewery. Management of Lan Wei Marketing, including the accounting and finance personnel, will be appointed and controlled by the Marketing Company, but will be functionally independent.

     The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the accompanying unaudited consolidated financial statements do not purport to represent the realizable or settlement values. The Company has suffered recurring operating losses and had a working capital deficit at December 31, 2002 and September 30, 2003. The Company's predecessor independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2002, have expressed substantial doubt about the Company's ability to continue as a going concern.

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

     These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery will be granted a sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the old sub-license expires on November 7, 2003, with a production ratio of 1 to 2, respectively. Included in the impairment charges were amounts related to the purchase commitments for production equipment of RMB 2,400,000, which have been recorded as accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative. Accordingly, the effect on the Company of being able to obtain a sub-license for the production and distribution of Pabst Blue Ribbon beer in China subsequent to November 7, 2003 may not have a material impact on the recoverability of the assets. As a result of the aforementioned factors, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, and no further impairment charges were recorded at September 30, 2003.

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

     Accordingly, during the three months ended September 30, 2003, no further provision for impairment was recorded for Zhaoqing Brewery, Noble Brewery, Zao Yang High Worth Brewery and the Marketing Company.

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

Licensing Arrangements:

     Through a Sub-license Agreement dated May 6, 1994 (the "Old License Agreement") between Pabst Zhaoqing, the then subsidiary of Guangdong Blue Ribbon, and High Worth JV, High Worth JV acquired a sub-license to utilize Pabst trademarks in conjunction with the production and marketing of beer in China and other Asian countries except Hong Kong, Macau, Japan and South Korea. The sub-license was subject to a prior License Agreement between Pabst Brewing Company ("Pabst") and Pabst Zhaoqing, and a subsequent Assets Transferring Agreement among Pabst Zhaoqing, Pabst and Guangdong Blue Ribbon. The Old License Agreement was scheduled to expire on November 7, 2003.

     Noble China Inc. is the 60% shareholder of Noble Brewery. Noble China Inc. publicly reported that in May 1999 it entered into a license agreement with Pabst (the "Noble China License Agreement") granting it the right to utilize the Pabst Blue Ribbon trademarks in connection with the production, distribution and sale of beer in China for 30 years commencing upon expiration of the Old License Agreement.
During 2002, Noble China Inc. publicly reported that it was experiencing severe financial difficulties, was unable to meet its financial commitments and was insolvent, and was considering various courses of action.

     On September 24, 2003, Noble China Inc. filed a Plan of Compromise and Arrangement (as amended, the "Plan") with the Ontario Superior Court of Justice (the "Court") which contemplated the settlement of Noble China, Inc.'s debentures for a cash payment of CN$6,000,000, the termination of the Noble China License Agreement, the transfer of Noble China Inc.'s ownership interest in Linchpin Holdings Limited, which owns a 60% interest in Noble Brewery, to an entity controlled by the City of Zhaoqing, and a new license agreement to be entered into between an entity controlled by the City of Zhaoqing and Pabst which will allow for sub-licenses to be granted to Zhaoqing Brewery, Noble Brewery and the Marketing Company to continue to produce, distribute and market Pabst Blue Ribbon beer in China. Mega Gain Investment Co., Ltd., a wholly-owned subsidiary of Lan Wei, a company controlled by the City of Zhaoqing ("Lan Wei"), provided the consideration to fund the Plan.

     Pursuant to a Manufacturing License Agreement dated September 5, 2003 (the "IUP License Agreement") between Pabst and Inno Up Limited ("IUL"), an affiliate of the City of Zhaoqing, Pabst granted to IUL the exclusive right to produce, market and distribute Pabst beer in China (excluding Hong Kong) with the right to sub-license. The initial term is ten years with the right of IUL to extend for two additional ten year terms (subject to meeting certain minimum manufacturing and royalty requirements). The IUL License Agreement provides for minimum annual royalties and production requirements. The IUL License Agreement is subject to, among other things, the entry of an order by the Court approving the termination of the Noble China License Agreement and the entering into of the IUL License Agreement.

     On  November  18,  2003, the Court granted an order (a) approving the Plan,
(b) terminating the Noble China License Agreement, and (c) authorizing the IUL License Agreement. It is anticipated that IUL will enter into sub-license agreements with

Noble Brewery, Zhaoqing Brewery and the Marketing Company with respect to the continued manufacture, distribution and sale of Pabst beer in China.

Loan to Lan Wei:

     On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of approximately RMB 47,000,000 from High Worth JV to Lan Wei. The loans bear interest at 3.9% per annum. Of such amount, RMB 20,000,000 was to be invested in businesses affiliated with Lan Wei that sell beverage containers to the Company and approximately RMB 27,000,000 was to be used to facilitate the reorganization of Noble China Inc. as referred to above. Lan Wei repaid the RMB 20,000,000 loan in June 2003. The RMB 27,000,000 loan was originally scheduled to be repaid not later than December 31, 2003, but it is expected that the repayment date will be extended to March 31, 2004. The Company has the option to have the RMB 27,000,000 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei acquires in conjunction with the reorganization of Noble China Inc. with a fair value equivalent to the loan amount.

Coordination of Marketing Activities:

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

Interest in an Associated Company:

     The Company accounts for its 40% interest in Noble Brewery using the equity method of accounting. At September 30, 2003, the total value of the Company's interest in Noble Brewery was RMB 114,423,763, representing 30.3% of the Company's total assets. At December 31, 2002, the total value of the Company's interest in Noble Brewery was RMB 213,760,312, representing 36.2% of the Company's total assets. The net sales of Noble Brewery for the nine months ended September 30, 2003 decreased by RMB 70,060,780 or 31.9% to RMB 149,551,237, as compared to RMB 219,612,017 for the nine months ended September 30, 2002. During the three months ended March 31, 2003, because of unexpected substantial reduction in sales and continued operating losses, Noble Brewery conducted an evaluation of the carrying value of its land use right, property and building, office equipment, plant and equipment and construction in progress, based on the related estimated future cash flows. As a result of this calculation, Noble Brewery recorded a provision for impairment of land use right, property and building, office equipment, plant and equipment and construction in progress of RMB 219,600,000.

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

Impairment of Assets:

     The Company's long-lived assets include a land use right, property and building, plant and equipment as well as construction in progress. At September 30, 2003, the net residual value of the land use right, property and building, office equipment and motor vehicles, plant and equipment and construction in progress was RMB 673,863, which accounted for 0.2% of the Company's total assets. At December 31, 2002, the net value of property, plant and equipment was RMB 64,186,910, which accounted for 10.9% of the Company's total assets. In assessing the impairment of the land use right, property and building, plant and equipment and construction in progress, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.

     During the nine months ended September 30, 2003, as a result of an unexpected substantial deceases in sales, continuing operating losses, the outbreak of SARS in China, working capital deficiency, and various business issues, the Company conducted a re-evaluation of the carrying value of its land use right, property and building, office equipment and motor vehicles, plant and equipment, construction in progress, the accrued capital commitment with respect to the purchase of production assets, and the related expected future cash flows. As a result of this evaluation, for the nine months ended September 30, 2003, the Company recorded a provision for impairment charges of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000 for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

     In addition, during the nine months September 30, 2003, Noble Brewery also recorded a provision for impairment of land use right, property and building, office equipment, plant and equipment and construction in progress of RMB 219,600,000, as a result of its reassessment of the fair value of its property, plant and equipment and the related expected future cash flows.

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

Consolidated Results of Operations:

Three Months Ended September 30, 2003 and 2002 -

     Sales: During the three months ended September 30, 2003, net sales of beer products increased by RMB 20,811,913 or 16.6% to RMB 146,499,007, as compared to RMB 125,687,094 for the three months ended September 30, 2002. The Company sold 49,127 metric tons of beer to distributors in 2003 as compared to 42,133 metric tons of beer in 2002, an increase of 16.6%. The increase in net sales of beer products during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was primarily due to the increase in volume of beer sold, which was attributable to the general rebound of consumption following the successful suppression of severe acute respiratory syndrome in China, the overall refinement and rationalization of marketing and selling strategies, and the lowering of the selling price for some of the Pabst Blue Ribbon beer products in order to encourage distributors to enhance their respective promotional activities. During the three months ended September 30, 2003 and 2002, approximately 85.1% and 81.6% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     Gross Profit: For the three months ended September 30, 2003, gross profit was RMB 23,732,883 or 16.2% of total net sales, as compared to gross profit of RMB 23,680,894 or 18.8% of total net sales for the three months ended September 30, 2002. Gross margin from beer sales decreased to 16.2% in 2003 as compared to 18.8% in 2002 as a result of the lowering of the selling price for some of the Pabst Blue Ribbon beer products, as well as the lower profit margin from local brand beers.

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

     Selling, General and Administrative Expenses: For the three months ended September 30, 2003, selling, general and administrative expenses were RMB
15,275,426 or 10.4% of net sales, consisting of selling expenses of RMB 5,250,656 and general and administrative expenses of RMB 10,024,770. Selling expense for the three months ended September 30, 2003 is net of a reduction of RMB 13,000,000 relating to the overaccrual of certain promotional and incentive marketing activities originally recorded in 2001. Accordingly, including this adjustment, total selling expenses incurred for the three months ended September 30, 2003 were RMB 18,250,656 or 19.3% of net sales. Net of an allowance for doubtful accounts of RMB 1,000,000 for the three months ended September 30, 2003, general and administrative expenses were RMB 9,024,770.

     For the three months ended September 30, 2002, selling, general and administrative expenses were RMB 36,426,389 or 29.0% of net sales, consisting of selling expenses of RMB 19,801,501 and general and administrative expenses of RMB 16,624,888. Net of an allowance for doubtful accounts of RMB 7,719,115 for the three months ended September 30, 2002, general and administrative expenses were RMB 8,905,773.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses decreased slightly by RMB 1,550,845 or 7.8% in 2003 as compared to 2002, and decreased as a percent of net sales, to 12.5% in 2003 from 15.8% in 2002. Selling expenses decreased in 2003 as compared to 2002, both on an absolute basis and as a percentage of sales, as a result of a change in the Company's marketing strategy to lower the selling price for some of its Pabst Blue Ribbon beer products to encourage distributors to enhance their respective promotional activities in different geographical sales regions. By lowering the selling price, the Company was able to reduce amounts expended for selling expenses.

     For the three months ended September 30, 2003 and 2002, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB 8,687,862 and RMB 6,947,167, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2003, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the three months ended September 30, 2003, the Marketing Company recorded operating income of RMB 8,448,079 (caused by reduced depreciation expense resulting from the fully written down fixed assets and the reversal of the overaccrual for selling expenses of RMB 13,000,000), as compared to an operating loss of RMB 6,627,282 for the three months ended September 30, 2002, which reduced consolidated operating results accordingly.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased slightly by RMB 118,997 or 1.3% in 2003 as compared to 2002, and as a percentage of net sales, decreased to 6.2% in 2003 from 7.1% in 2002, respectively. The slight increase in general and administrative expenses in absolute term was attributable to the increase in other personnel expenditures, while the general and administrative expenses decreased as a percentage of net sales was primarily due to the increase in net sales.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, decreased to 0.7% of net sales in 2003 as compared to 6.1% of net sales in 2002. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

     Impairment of Property, Plant and Equipment: As majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery were fully written down during the three months ended March 31, 2003, no further provision for impairment was recorded during the three months ended September 30, 2003.

     During the three months ended September 30, 2002, due to a further decrease in sales, the Company re-evaluated the carrying value of its property, plant and equipment, as well as the related estimated cash flows. As a result of this re-evaluation, the Company recorded an impairment charge of RMB 29,000,000 with respect to Zao Yang High Worth Brewery for the three months ended September 30, 2002. However, in early 2003, the Company conducted a subsequent test and review of its previous assumptions and calculation adopted with respect to the estimates of those impairment charges recorded for the three months ended September 30, 2002. The Company determined that certain of the assumptions made in the calculations of these impairment estimations should be revised to include land use rights, buildings and construction in progress. As a result, the provision for impairment for the three months ended September 30, 2002 with respect to Zao Yang High Worth Brewery should have been recorded as RMB 42,000,000, instead of RMB 29,000,000. Accordingly, as a result of these revisions, the Company's provision for impairment has been restated as RMB 42,000,000 for the three months ended September 30, 2002.

     Operating Income (Loss): For the three months ended September 30, 2003, operating income was RMB 8,457,457 or 5.8 % of net sales. For the three months ended September 30, 2002, operating loss was RMB 41,650,545 or 33.1% of net sales. The decrease in operating loss in 2003 as compared to 2002 is primarily attributable to the absence of a provision for impairment of property, plant and equipment in 2003.

     Interest Expense: For the three months ended September 30, 2003, interest expense increased by RMB 284,955 or 17.7% to RMB 1,890,336, as compared to RMB 1,605,381 for the three months ended September 30, 2002.

     Income Taxes: Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company. Income tax expenses for the three months ended September 30, 2003 and 2002 was RMB nil and RMB nil, respectively.

     Net Income (Loss): Net income was RMB 11,680,496 for the three months ended September 30, 2003, as compared to net loss RMB 72,460,697 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002 -

     Sales: During the nine months ended September 30, 2003, net sales of beer products decreased by RMB 127,570,501 or 27.8% to RMB 331,691,289, as compared to RMB 459,261,790 for the nine months ended September 30, 2002. The Company sold 108,556 metric tons of beer to distributors in 2003 as compared to 122,663 metric tons of beer in 2002, a decrease of 11.5%. The decrease in net sales of beer products during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was primarily due to the decrease in volume of beer sold, which was attributable to the impact caused by the reorganization of the marketing teams and a change in marketing strategies including the reduction in sales branch offices; the outbreak of severe acute respiratory syndrome in China; and in general, reduced demand for Pabst Blue Ribbon beer as a result of increasing competition from foreign and local premium brands; as well as the lowering of the selling price for some of the Pabst Blue Ribbon beer products in order to encourage distributors to enhance their respective promotional activities. In addition, the decrease in net sales was also attributable to an increased proportion of local brand beers, which are sold at lower prices. During the nine months ended September 30, 2003 and 2002, approximately 83.7% and 90.5% of net sales, respectively, were generated by the sale of products under the Pabst Blue Ribbon brand name.

     Gross Profit: For the nine months ended September 30, 2003, gross profit was RMB 94,577,575 or 28.5% of total net sales, as compared to gross profit of RMB 119,884,128 or 26.1% of total net sales for the nine months ended September 30, 2002. Gross margin from beer sales increased to 28.5% in 2003 as compared to 26.1% in 2002 primarily due to the reduction in production costs in relation to the fixed depreciation charges resulting from the full written down and impairment of production assets during the first quarter of 2003.

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

     Selling, General and Administrative Expenses: For the nine months ended September 30, 2003, selling, general and administrative expenses were RMB 110,319,610 or 33.3% of net sales, consisting of selling expenses of RMB 77,283,583 and general and administrative expenses of RMB 33,036,027. Selling expense for the nine months ended September 30, 2003 is net of a reduction of RMB 13,000,000 relating to the overaccrual of certain promotional and incentive marketing activities originally recorded in 2001. Accordingly, including this adjustment, total selling expenses incurred for the nine months ended September 30, 2003 were RMB 90,283,583 or 37.2% of net sales. Net of an allowance for doubtful accounts of RMB 4,600,000 for the nine months ended September 30, 2003, general and administrative expenses were RMB 28,436,027.

     For the nine months ended September 30, 2002, selling, general and administrative expenses were RMB 145,288,943 or 31.6% of net sales, consisting of selling expenses of RMB 100,714,613 and general and administrative expenses of RMB 44,574,330. Net of an allowance for doubtful accounts of RMB 21,000,000 for the nine months ended September 30, 2002, general and administrative expenses were RMB 23,574,330.

     Selling expenses include costs relating to the advertising, promotion, marketing and distribution of Pabst Blue Ribbon beer and other local brand name beers in China. Selling expenses decreased by RMB 10,431,030 or 10.4% in 2003 as compared to 2002, but increased as a percent of net sales, to 27.2% in 2003 from 21.9% in 2002. Selling expenses decreased in absolute terms but increased as a percent of net sales in 2003 as compared to 2002 due primarily to the substantial decrease in net sales as well as the lowering of the selling price for some of the Pabst Blue Ribbon beer products to encourage distributors to enhance their respective promotional activities in different geographical sales regions. By lowering the selling price, the Company was able to reduce amounts expended for selling expenses.

     For the nine months ended September 30, 2003 and 2002, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB 22,682,714 and RMB 22,463,605, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     Selling expenses are recognized through the consolidation of the operations of the Marketing Company. The Marketing Company incurs such expenses on behalf of all of the Pabst Blue Ribbon brewing facilities in China, even though not all of the results of operations of such facilities are reflected in the Company's operations. Although the Marketing Company is budgeted annually to operate at break-even levels, based on agreed upon ex-factory prices that the Marketing Company pays to the breweries to purchase their production of Pabst Blue Ribbon beer, actual profitability, particularly on an interim basis, is subject to substantial variability. Under the pooled management arrangement, operating losses arising from unbudgeted selling and advertising expenses incurred by the Marketing Company are being reallocated back to Zhaoqing Brewery and Noble Brewery in proportion to their respective production capacities commencing July 1, 2001. The Company expects that the reallocation of these unbudgeted selling and advertising expenses will allow the Marketing Company to operate at approximately breakeven levels during 2003, excluding the allowance for doubtful accounts. These reallocated costs are reflected in the operating results of Zhaoqing Brewery and Noble Brewery. As a result of these factors, during the nine months ended September 30, 2003 and 2002, the Marketing Company incurred operating losses of RMB 2,255,021 (including an impairment charge of RMB 8,050,000 and the reversal of the overaccrual for selling expenses of RMB 13,000,000) and RMB 19,814,948, respectively, which reduced consolidated operating results accordingly.

     General and administrative expenses consist of the management office operating costs of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, the costs associated with the operation of the Company's executive offices, and the legal and accounting and other costs associated with the operation of a public company. Excluding the allowance for doubtful accounts, general and administrative expenses increased by RMB 4,861,697 or 20.6% in 2003 as compared to 2002, and as a percentage of net sales, increased to 8.6% in 2003 from 5.1% in 2002, respectively, primarily as a result of the legal and professional fees incurred for the reincorporation of the Company to BVI and the increase in other personnel expenditures.

     The allowance for doubtful accounts, which is calculated based primarily on the age of outstanding accounts receivable, decreased to 1.4% of net sales in 2003 as compared to 4.6% of net sales in 2002. However, accounts receivable are typically outstanding for a longer period of time in China than in the United States.

     Impairment of Property, Plant and Equipment: During the nine months ended September 30, 2003, as a result of an unexpected substantial deceases in sales, continuing operating losses, the outbreak of SARS in China, working capital deficiency and various business issues, the Company conducted a re-evaluation of the carrying value of its land use right, property and building, office equipment and motor vehicles, plant and equipment as well as construction in progress, and the accrued capital commitment with respect to the purchase of production assets and the related expected future cash flows. As a result of this evaluation, for the nine months ended September 30, 2003, the Company recorded a provision for impairment charges of RMB 50,400,000, RMB 8,050,000 and RMB 6,800,000, for Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, respectively.

     These impairment charges aggregating RMB 65,250,000 were based on certain assumptions regarding the Company's future cash flows and other factors used to determine the fair value of its land use rights, property and building, office equipment and motor vehicles, plant and equipment, and construction in progress, including the assumptions that some of the local brand beers developed and produced by Zao Yang High Worth Brewery will be shifted to Zhaoqing Brewery and Noble Brewery for production and distribution; and that, as a result of Lan Wei's efforts, Zhaoqing Brewery will be granted a sub-license jointly with Noble Brewery to produce Pabst Blue Ribbon beer after the old sub-license expires on November 7, 2003, with a production ratio of 1 to 2, respectively. Included in the impairment charges were amounts related to the purchase commitments for production equipment of RMB 2,400,000, which have been recorded as accrued expense. As a result of the persistent decrease in sales and continuing operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative. Accordingly, the effect of the Company being able to obtain a sub-license for the production and distribution of Pabst Blue ribbon beer in China subsequent to November 7, 2003 may not have a material impact on the recoverability of those impaired assets. As a result of the aforementioned factors, a provision for impairment was provided for a majority of the assets of Zhaoqing Brewery, the Marketing Company and Zao Yang High Worth Brewery, and no further impairment charges were recorded at September 30, 2003.

     During the nine months ended September 30, 2002, as a result of the uncertainty regarding sub-license, reduced sales, continuing operating losses and various legal and business issues, the Company conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related expected future cash flows. As a result of this evaluation, the Company recorded a provision for impairment of RMB 40,000,000 with respect to the property, plant and equipment of Zhaoqing Brewery and RMB 29,000,000 with respect to Zao Yang High Worth Brewery for the nine months ended September 30, 2002. However, in early 2003, the Company conducted a subsequent test and review of its previous assumptions and calculation adopted with respect to the estimates of those impairment charges recorded for the nine months ended September 30, 2002. The Company determined that some of the assumptions made in the calculations of these impairment estimations should be revised to include land use rights, buildings and construction in progress. As a result, the provision for impairment for the nine months ended September 30, 2002 with respect to Zhaoqing Brewery and Zao Yang High Worth Brewery should have been recorded as RMB 82,000,000 and RMB 42,000,000, instead of RMB 40,000,000 and RMB 29,000,000, respectively. Accordingly, as a result of these revisions, the Company's provision for impairment has been restated as RMB 124,000,000 for the nine months ended September 30, 2002.

     Operating Loss: For the nine months ended September 30, 2003, operating loss was RMB 80,992,035 or 24.4% of net sales. For the nine months ended
September 30, 2002, the operating loss was RMB 149,309,865 or 32.5% of net sales. The operating loss decreased in absolute term and as a percentage to net sales in 2003 as compared to 2002, as a result of the decrease in the provision for impairment of property, plant and equipment in 2003.

     Interest Expense: For the nine months ended September 30, 2003, interest expense increased slightly by RMB 124,896 or 2.1% to RMB 6,053,379, as compared to RMB 5,928,483 for the nine months ended September 30, 2002. Interest expense increased in 2003 as compared to 2002 as a result of a increase in the average bank borrowings.

     Income Taxes: Commencing in 2001, the Company is required to pay local income tax at the full normal rate of 33% on its profit as determined in accordance with PRC accounting standards applicable to the Company. Income tax expenses for the nine months ended September 30, 2003 and 2002 was RMB nil and RMB 325,894, respectively.

     Net Loss: Net loss was RMB 186,178,395 for the nine months ended September 30, 2003, as compared to net loss RMB 204,623,566 for the nine months ended September 30, 2002.

Noble Brewery:

Three Months Ended September 30, 2003 and 2002 -

     Sales: For the three months ended September 30, 2003 and 2002, net sales were RMB 87,935,274 and RMB 69,194,831, respectively. The increase in net sales by RMB 18,740,443 or 27.1% in 2003 as compared to 2002 was due to the increase in volume of beer sold, which was attributable to the general rebound of consumption following the successful suppression of severe acute respiratory syndrome in China, the overall refinement and rationalization of marketing and selling strategies, and the lowering of the selling price for some of the Pabst Blue Ribbon beer products in order to encourage distributors in enhance their respective promotional activities.

     During the three months ended September 30, 2003, Noble Brewery sold 26,351 metric tons of beer to the Marketing Company, as compared to 21,819 metric tons of beer sold to the Marketing Company during the three months ended September 30, 2002. Total beer sold by Noble Brewery to the Marketing Company increased by 4,532 metric tons or 20.8% in 2003 as compared to 2002.

     Gross Profit: For the three months ended September 30, 2003, gross profit was RMB 32,095,464 or 36.5% of net sales, as compared to gross profit of RMB 9,132,913 or 13.2% of net sales for the three months ended September 30, 2002. The increase in gross profit in 2003 as compared to 2002 was primarily attributable to the increase in net sales and the reduction in production costs in relation to the fixed depreciation expenses as a result of the full written down and impairment of production assets in 2003.

     Selling, General and Administrative Expenses: For the three months ended September 30, 2003, selling, general and administrative expenses totaled RMB
18,971,827 or 21.6% of net sales, consisting of selling expenses of RMB 12,554,058 and general and administrative expenses of RMB 6,417,769. Net of an allowance for doubtful accounts of RMB 700,000 for the three months ended September 30, 2003, general and administrative expenses were RMB 5,717,769. For the three months ended

September  30,  2002,  selling,  general and administrative expenses totaled RMB
20,168,158 or 29.1% of net sales, consisting of selling expenses of RMB 10,975,488 and general and administrative expenses of RMB 9,192,670. Selling expenses consist of warehousing, storage and freight costs. Net of an allowance for doubtful accounts of RMB 5,200,000 for the three months ended September 30, 2002, general and administrative expenses were RMB 3,992,670.

     For the three months ended September 30, 2003 and 2002, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB nil and RMB 536,781, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     Impairment of Property, Plant and Equipment: As the majority of the assets of Noble Brewery have been fully written down during the three months ended March 31, 2003, no further provision for impairment was recorded during the three months ended September 30, 2003.

     During the three months ended September 30, 2002, as a result of further reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related estimated future cash flows. As a result of this evaluation, Noble Brewery recorded an additional provision for impairment of plant, machinery and equipment of RMB 36,5000,000 at September 30, 2002.

     Operating Income (Loss): For the three months ended September 30, 2003, operating income was RMB 13,123,637 or 14.9% of net sales. For the three months ended September 30, 2002, operating loss was RMB 47,535,245 or 68.7% of net sales.

     Income Taxes: Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% (less a special temporary reduction of 6% granted by the Tax Authority) on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the three months ended September 30, 2003, income tax expense was RMB nil, as compared to the income tax refund of RMB 771,199 for the three months ended September 30, 2002.

     Net Income (Loss): Net income was RMB 13,208,085 for the three months ended September 30, 2003, as compared to net loss of RMB 46,764,046 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002 -

     Sales: For the nine months ended September 30, 2003 and 2002, net sales were RMB 149,551,237 and RMB 219,612,017, respectively. The decrease in net sales by RMB 70,060,780 or 31.9% in 2003 as compared to 2002 was primarily attributable to the share of significant loss of the Marketing Company due to the reallocation of these unbudgeted selling and advertising expenses as well as the decrease in volume of beer sold.

     During the nine months ended September 30, 2003, Noble Brewery sold 58,934 metric tons of beer to the Marketing Company, as compared to 66,461 metric tons of beer sold to the Marketing Company during the three months ended September 30, 2002. Total beer sold by Noble Brewery to the Marketing Company decreased by 7,527 metric tons or 11.3% in 2003 as compared to 2002.

     Gross Profit: For the nine months ended September 30, 2003, gross profit was RMB 17,033,606 or 11.4% of net sales, as compared to gross profit of RMB 43,574,423 or 19.8% of net sales for the nine months ended September 30, 2002. The decrease in gross profit in 2003 as compared to 2002 was attributable to the share of significant loss of Marketing Company and the substantial decrease in sales which was below the critical break-even marginal sales volume, partially offset by the reduction in production costs due to the decrease in fixed depreciation expenses resulting from the full written down of fixed assets.

     Selling, General and Administrative Expenses: For the nine months ended September 30, 2003, selling, general and administrative expenses totaled RMB
47,044,763 or 31.5% of net sales, consisting of selling expenses of RMB 25,637,658 and general and administrative expenses of RMB 21,407,105. Net of an allowance for doubtful accounts of RMB 3,100,000 for the nine months ended September 30, 2003, general and administrative expenses were RMB 18,307,105. For the nine months ended September 30, 2002, selling, general and administrative expenses totaled RMB 65,455,269 or 29.8% of net sales, consisting of selling expenses of RMB 36,667,193 and general and administrative expenses of RMB 28,788,076. Selling expenses consist of warehousing, storage and freight costs. Net of an allowance for doubtful accounts of RMB 12,700,000 for the nine months ended September 30, 2002, general and administrative expenses were RMB 16,088,076.

     For the nine months ended September 30, 2003 and 2002, certain promotional and sales incentives provided to distributors for their specific promotional activities amounting to RMB nil and RMB 1,635,093, respectively, have been accounted for as a reduction in net sales, pursuant to EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)".

     Impairment of Property, Plant and Equipment: During the nine months ended September 30, 2003, as a result of an unexpected substantial decrease in sales and continuing operating losses and the outbreak of SARS in China, Noble Brewery conducted an evaluation of the carrying value of its land use right, property and building, office equipment, plant and equipment and construction in progress, and the related estimated future cash flows. As a result of this evaluation, Noble Brewery recorded a provision for impairment of its land use right, property and building, plant and equipment, office equipment and construction in progress of RMB 219,600,000 for the nine months ended September 30, 2003. Included in the impairment charges were amounts related to the purchase commitments for production equipment, which have been recorded as accrued expense and a reduction of prepaid amounts of RMB 2,600,000. Due to the continued decrease in sales and operating losses, the related expected future cash flows to be generated from the sales of Pabst Blue Ribbon beer at the estimated reduced level of distribution are expected to be negative. Accordingly, the effect of Noble Brewery successfully obtaining a renewal of the sub-license is expected to have little impact on the recoverability of the assets. As a result of these impairment charges, the majority of assets of Noble Brewery have been fully written down.

     During the nine months ended September 30, 2002, as a result of reduced sales and continuing operating losses, Noble Brewery conducted an evaluation of the carrying value of its property, plant and equipment, as well as the related estimated future cash flows. As a result of this evaluation, Noble Brewery recorded a provision for impairment of plant, machinery and equipment of RMB 101,500,000 at September 30, 2002.

     Operating Loss: For the nine months ended September 30, 2003, operating loss was RMB 249,611,157 or 166.9% of net sales. For the nine months ended
September  30,  2002,  operating loss was RMB 123,380,846 or 56.2% of net sales.

     Income Taxes: Commencing in 1999, Noble Brewery is required to pay local income tax at the full normal rate of 33% (less a special temporary reduction of 6% granted by the Tax Authority) on its profit as determined in accordance with PRC accounting standards applicable to Noble Brewery. Accordingly, for the nine months ended September 30, 2003, income tax expense was RMB 1,479,103, as compared to RMB 1,024,096 for the nine months ended September 30, 2002.

     Net Loss: Net loss was RMB 252,163,250 for the nine months ended September 30, 2003, as compared to net loss of RMB 124,404,942 for the nine months ended September 30, 2002.

Consolidated Financial Condition - September 30, 2003:

     Liquidity and Capital Resources:

     Operating. For the nine months ended September 30, 2003, the Company's operations utilized cash resources of RMB 31,015,901. For the nine months ended September 30, 2002, the Company's operations provided cash resources of RMB 21,403,142. The Company's operations utilized cash resources in 2003 as compared to generating cash resources in 2002 primarily as a result of a reduction in cash generated by changes in operating assets and liabilities. The Company's cash balance decreased by RMB 62,071,183 to RMB 55,003,889 at September 30, 2003, as compared to RMB 117,075,072 at December 31, 2002. The Company's net working capital deficit increased by RMB 23,328,799 to RMB 342,877,153 at September 30, 2003, as compared to RMB 319,548,354 at December 31, 2002, resulting in a current ratio at September 30, 2003 of 0.43:1, as compared to 0.50:1 at December 31, 2002.

     Net of an allowance for doubtful accounts of RMB 4,600,000 for the nine months ended September 30, 2003, accounts receivable decreased by RMB 59,962,335 or 52.3% to RMB 50,078,685 at September 30, 2003, as compared to RMB 114,641,020 at December 31, 2002, which was attributable to the substantial decrease in net sales resulting in reduced level of accounts receivable.

     The amount due from related companies increased by RMB 35,515,715 to RMB 40,163,686 at September 30, 2003, as compared to RMB 4,647,971 at December 31, 2002, primarily as a result of the RMB 26,940,623 advanced to Lan Wei as described below. Amounts due from Guangdong Blue Ribbon and its group of companies generally arise from routine intercompany business transactions, which are unsecured, interest-free and repayable on demand. On May 10, 2003, approximately RMB 7,086,000 due from Guangdong Blue Ribbon was converted into a short-term loan due and payable in one year, with interest at 5.6% per annum.

     The Company's other receivables increased by RMB 43,573,652 or 392.2% to RMB 54,683,267 at September 30, 2003, as compared to RMB 11,109,615 at December 31, 2002. The increase in other receivables was primarily due to an increase in prepayments related to advertising and promotional programs scheduled by the Marketing Company for subsequent periods as well as the reshuffling project with respect to sales and marketing strategies.

     The amount due to an associated company decreased by RMB 30,917,832 or 10.4% to RMB 267,461,362 at September 30, 2003, as compared to RMB 298,379,194 at December 31, 2002, and represents the amounts due to Noble Brewery from its sale of Pabst Blue Ribbon beer to the Marketing Company and from its sale of raw materials (which were purchased under the new pooled management structure) to Zhaoqing Brewery as well as other balances arising from recurring intercompany transactions. These obligations are unsecured, interest-free and repayable on demand. The repayment schedule for these obligations generally reflects the collection period for accounts receivable generated by beer sales and normal trade credit terms for raw material purchases.

     Investing. For the nine months ended September 30, 2002, additions to property, plant and equipment aggregated RMB 1,598,887, which includes approximately RMB 700,000 and RMB 900,000 for renovation and continuous improvement of Zao Yang High Worth Brewery and Zhaoqing Brewery, respectively. The Company anticipates that additional capital expenditures in connection with the continuing improvement of production facilities at Zao Yang High Worth Brewery and Zhaoqing Brewery during the remainder of 2003 will be approximately RMB 8,000,000. The Company believes that it will be able to fund the expected capital expenditures through internal cash flow and external resources.

     On March 24, 2003, the Board of Directors of the Company and High Worth JV approved a short-term loan of RMB 46,940,623 from High Worth JV to Lan Wei, a company controlled by the City of Zhaoqing that is the controlling shareholder of the Company. The loans bear interest at 3.9% per annum. Of such amount, RMB 20,000,000 was to be invested in businesses affiliated with Lan Wei that sell beverage containers to the Company and RMB 26,940,623 was to be used to facilitate the reorganization or restructuring of Noble China Inc. Lan Wei repaid the RMB 20,000,000 loan in June 2003. The RMB 26,940,623 was originally scheduled to be repaid not later than December 31, 2003, but it is expected that the repayment date will be extended to March 31, 2004. The Company will have the option to have the RMB 26,940,623 loan repaid in cash or by the transfer to the Company of any assets that Lan Wei may acquire in conjunction with the reorganization of Noble China, Inc. with a fair value equivalent to the loan amount.

     During the past few years, Lan Wei has invested substantial capital in Noble China, Inc. and the Company, and has also used its relationships to arrange for substantial bank financing for the Company, in order to facilitate the strategic development of the Pabst Blue Ribbon beer business in China. Lan Wei believes that a successful reorganization or restructuring of Noble China, Inc. is in the long-term interest of the Company and Noble Brewery, as it will assure such entities the long-term right to produce and distribute Pabst Blue
Ribbon  beer  in  China.

     Financing. During the nine months ended September 30, 2003, the Company's secured bank loans decreased by RMB 2,515,772, reflecting new borrowings of RMB 91,750,000 and repayments of RMB 94,265,772. The bank loans bear interest at fixed rates ranging from 5.6% to 6.2%, and are repayable within the next two years. A substantial portion of the bank loans have been utilized to fund the working capital requirements of Zhaoqing Brewery and Zao Yang High Worth Brewery.

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

     During the nine months ended September 30, 2002, the Company loaned RMB 5,500,000 to Zao Yang High Worth Brewery. The loan was unsecured, with interest at 3.6% per annum and repayable on December 31, 2002. During the nine months ended September 30, 2002, Zao Yang High Worth Brewery advanced RMB 5,500,000 to Guangdong Blue Ribbon. The advance was unsecured, without interest and had no fixed date of repayment. Both of these loans were repaid in full in 2002.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

(b)  Reports on Form 8-K

     Three Months Ended September 30, 2003: A Current Report on Form 8-K dated July 4, 2003, was filed to report the termination of Deloitte Touche Tohmatsu and the retention of Grobstein, Horwath & Company LLP as the Company's independent accountants.

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



                                        CBR BREWING COMPANY, INC.
                                        -------------------------
                                              (Registrant)



Date:  November 18, 2003          By:   /s/ DA-QING ZHENG
                                        -----------------------------
                                        Da-qing Zheng
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Duly authorized officer)



Date:  November 18, 2003          By:   /s/ GARY C.K. LUI
                                        -----------------------------
                                        Gary C.K. Lui
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal financial officer)

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